Form 10-Q
period 2017-03-31
Macquarie Infrastructure Corp
filed 2017-05-03
CIK 1289790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer ☒	Accelerated Filer ☐
Non-accelerated Filer ☐	Smaller Reporting Company ☐	Emerging Growth Company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).Yes ☐ No ☒

There were 82,419,923 shares of common stock, with $0.001 par value, outstanding at May 2, 2017.

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

Cautionary Note Regarding Forward-Looking Statements

In addition to historical information, this quarterly report on Form 10-Q (Quarterly Report) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements may appear throughout this Quarterly Report, including without limitation, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section. We use words such as “believe”, “intend”, “expect”, “anticipate”, “plan”, “may”, “will”, “should”, “estimate”, “potential”, “project” and similar expressions to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the risks identified in our Annual Report on the Form 10-K for the year ended December 31, 2016, and in other reports we file from time to time with the Securities and Exchange Commission (SEC).

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

Macquarie Infrastructure Corporation (MIC) is a Delaware corporation formed on May 21, 2015. MIC’s predecessor, Macquarie Infrastructure Company LLC, was formed on April 13, 2004. Except as otherwise specified, all references in this Form 10-Q to “MIC”, “we”, “us”, and “our” refer to Macquarie Infrastructure Corporation and its subsidiaries.

MIC is externally managed by Macquarie Infrastructure Management (USA) Inc. (our Manager) pursuant to the terms of a Management Services Agreement that is subject to the oversight and supervision of our Board of Directors. The majority of the members of our Board of Directors have no affiliation with Macquarie. Our Manager is a member of the Macquarie Group of companies comprising the Macquarie Group Limited and its subsidiaries and affiliates worldwide. Macquarie Group Limited is headquartered in Australia and is listed on the Australian Stock Exchange.

We currently own and operate a diversified portfolio of businesses that provide services to other businesses, government agencies and individuals primarily in the U.S. The businesses we own and operate are organized into four segments:

•	International-Matex Tank Terminals (IMTT): a marine terminals business providing bulk liquid storage, handling and other services to third parties at ten terminals in the U.S. and two in Canada;
•	Atlantic Aviation: a provider of fuel, terminal, aircraft hangaring and other services primarily to owners and operators of general aviation (GA) jet aircraft at 69 airports throughout the U.S.;
•	Contracted Power (CP): comprising a gas-fired facility and controlling interests in wind and solar facilities in the U.S.; and
•	MIC Hawaii: comprising an energy company that processes and distributes gas and provides related services (Hawaii Gas), and several smaller businesses collectively engaged in efforts to reduce the cost and improve the reliability and sustainability of energy, all based in Hawaii.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Consolidated — Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items, Free Cash Flow and Proportionately Combined Metrics” for further information on our calculation of EBITDA excluding non-cash items, Free Cash Flow and our proportionately combined metrics and for reconciliations of non-GAAP measures to the most comparable GAAP measures.

At IMTT, we focus on providing bulk liquid storage, handling and other services to customers who place a premium on ease of access and operational flexibility. The substantial majority of IMTT’s revenue is generated pursuant to “take-or-pay” contracts providing access to storage tank capacity and ancillary services.

At Atlantic Aviation, our focus is on attracting and maintaining relationships with GA aircraft owners and pilots and encouraging them to purchase fuel and other services from our fixed based operations (FBOs). Atlantic Aviation’s gross margin is correlated with the number of GA flight movements in the U.S. and the business’ ability to service a portion of the aircraft involved in those operations.

The businesses that comprise our CP segment generate revenue by producing and selling electric power pursuant primarily to long-dated power purchase agreements (PPAs) or tolling agreements all with creditworthy off-takers.

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

Dividends

Since January 1, 2016, MIC has paid or declared the following dividends:

Declared	Period Covered	$ per Share	Record Date	Payable Date
May 2, 2017	First quarter 2017	$1.32	May 15, 2017	May 18, 2017
February 17, 2017	Fourth quarter 2016	1.31	March 3, 2017	March 8, 2017
October 27, 2016	Third quarter 2016	1.29	November 10, 2016	November 15, 2016
July 28, 2016	Second quarter 2016	1.25	August 11, 2016	August 16, 2016
April 28, 2016	First quarter 2016	1.20	May 12, 2016	May 17, 2016
February 18, 2016	Fourth quarter 2015	1.15	March 3, 2016	March 8, 2016

We currently intend to maintain, and where possible, increase our quarterly cash dividend to our shareholders. The MIC Board has authorized a quarterly cash dividend of $1.32 per share for the quarter ended March 31, 2017, or a 0.8% increase over the dividend for the quarter ended December 31, 2016 and 10.0% increase over the dividend for the quarter ended March 31, 2016. In determining whether to adjust the amount of our quarterly dividend, our Board will take into account such matters as the state of the capital markets and general business conditions, the Company’s financial condition, results of operations, capital requirements, capital opportunities and any contractual, legal and regulatory restrictions on the payment of dividends by the Company to its stockholders or by its subsidiaries to the Company, and any other factors that it deems relevant, subject to maintaining a prudent level of reserves and without creating undue volatility in the amount of such dividends where possible. Moreover, the Company’s senior secured credit facility and the debt commitments at our businesses contain restrictions that may limit the Company’s ability to pay dividends. Although historically we have declared cash dividends on our shares, any or all of these or other factors could result in the modification of our dividend policy, or the reduction, modification or elimination of our dividend in the future.

Results of Operations

Consolidated

Key Factors Affecting Operating Results for the Quarter:

•	growth in contributions from Atlantic Aviation; and
•	contributions from acquisitions; partially offset by
•	unrealized losses from commodity hedges at Hawaii Gas; and
•	implementation of a shared services initiative.

Our consolidated results of operations are as follows:

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2017	2016	$	%
	($ In Thousands, Except Share and Per Share Data) (Unaudited)
Revenue
Service revenue	$363,804	$312,241	51,563	16.5
Product revenue	87,653	84,146	3,507	4.2
Total revenue	451,457	396,387	55,070	13.9
Costs and expenses
Cost of services	154,706	116,463	(38,243)	(32.8)
Cost of product sales	47,225	33,060	(14,165)	(42.8)
Selling, general and administrative	76,952	72,284	(4,668)	(6.5)
Fees to Manager – related party	18,223	14,796	(3,427)	(23.2)
Depreciation	57,681	53,221	(4,460)	(8.4)
Amortization of intangibles	17,693	17,787	94	0.5
Total operating expenses	372,480	307,611	(64,869)	(21.1)
Operating income	78,977	88,776	(9,799)	(11.0)
Other income (expense)
Interest income	34	33	1	3.0
Interest expense(1)	(25,482)	(56,895)	31,413	55.2
Other income, net	1,182	3,429	(2,247)	(65.5)
Net income before income taxes	54,711	35,343	19,368	54.8
Provision for income taxes	(22,073)	(15,167)	(6,906)	(45.5)
Net income	$32,638	$20,176	12,462	61.8
Less: net loss attributable to noncontrolling interests	(3,377)	(2,179)	1,198	55.0
Net income attributable to MIC	$36,015	$22,355	13,660	61.1
Basic income per share attributable to MIC	$0.44	$0.28	0.16	57.1
Weighted average number of shares outstanding: basic	82,138,168	80,113,011	2,025,157	2.5

(1)	Interest expense includes gains on derivative instruments of $954,000 and losses on derivative instruments of $31.8 million for the quarters ended March 31, 2017 and 2016, respectively.

Revenue

Consolidated revenue increased for the quarter ended March 31, 2017 compared with the quarter ended March 31, 2016 primarily as a result of an increase in volume of fuel sold and an increase in the wholesale cost of fuel at Atlantic Aviation and an increase in volume of gas sold and an increase in the wholesale cost of gas at our Hawaii Gas business. Consolidated revenue also increased for the quarter ended March 31, 2017 due to contributions from acquisitions within the MIC Hawaii segment.

Results of Operations: Consolidated – (continued)

Cost of Services and Product Sales

Consolidated cost of services and product sales increased for the quarter ended March 31, 2017 compared with the quarter ended March 31, 2016 primarily due to an increase in the wholesale cost of fuel at Atlantic Aviation, unrealized losses on commodity hedges and increases in the wholesale cost of gas at the Hawaii Gas business and contributions from acquisitions within MIC Hawaii.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the quarter ended March 31, 2017 compared with the quarter ended March 31, 2016 primarily due to $2.4 million of costs incurred in connection with the implementation of our shared services initiative and incremental costs associated with acquisitions in 2016. We expect to incur additional implementation costs during the balance of 2017, principally in relation to severance and consulting services, and to realize full year savings in connection with consolidating common back-office functions including Accounting, Human Resources, Tax, Information Technology and Risk Management support for each of MIC’s operating entities in 2018.

Fees to Manager

Our Manager is entitled to a monthly base management fee based primarily on our market capitalization and potentially a quarterly performance fee based on the total stockholder return relative to a U.S. utilities index. For the quarters ended March 31, 2017 and 2016, we incurred base management fees of $18.2 million and $14.8 million, respectively. For the quarters ended March 31, 2017 and 2016, our Manager did not earn any performance fees. The unpaid portion of the base management fees and performance fees, if any, at the end of each reporting period is included in Due to Manager-related party in our consolidated condensed balance sheets.

In all of the periods shown below, our Manager elected to reinvest any fees to which it was entitled in additional shares. In accordance with the Third Amended and Restated Management Service Agreement, our Manager has currently elected to reinvest future base management fees and performance fees, if any, in additional shares.

Period	Base Management Fee Amount ($ in Thousands)	Performance Fee Amount ($ in Thousands)	Shares Issued
2017 Activity:
First quarter 2017	$18,223	$—	232,398	(1)
2016 Activities:
Fourth quarter 2016	$18,916	$—	230,773
Third quarter 2016	18,382	—	232,488
Second quarter 2016	16,392	—	232,835
First quarter 2016	14,796	—	234,179

(1)	Our Manager elected to reinvest all of the monthly base management fees for the first quarter of 2017 in shares. We issued 232,398 shares for the quarter ended March 31, 2017, including 77,563 shares that were issued in April 2017 for the March 2017 monthly base management fee.

Depreciation

Depreciation expense increased for the quarter ended March 31, 2017 compared with the quarter ended March 31, 2016 primarily as a result of assets placed in service at Atlantic Aviation during 2016 and from acquisitions.

Results of Operations: Consolidated – (continued)

Interest Expense and Gains (Losses) on Derivative Instruments

Interest expense includes gains on derivative instruments of $954,000 and losses on derivative instruments of $31.8 million for the quarters ended March 31, 2017 and 2016, respectively. Gains and losses on derivatives recorded in interest expense are attributable to the change in fair value of interest rate hedging instruments. For the quarter ended March 31, 2016, interest expense also included the non-cash write-off of deferred financing costs at Hawaii Gas related to the February 2016 refinancing of its $80.0 million term loan debt and its $60.0 million revolving credit facility. Excluding the derivative adjustments and deferred financing cost write-offs, interest expense decreased for the quarter ended March 31, 2017 compared with the quarter ended March 31, 2016 primarily due to an overall lower weighted average interest rate, partially offset by a higher average debt balance. Cash interest expense was $25.9 million and $27.4 million for the quarters ended March 31, 2017 and 2016, respectively. See discussions of interest expense for each of our operating businesses below.

Other Income, net

Other income, net, decreased for the quarter ended March 31, 2017 compared with the quarter ended March 31, 2016 as a result of the absence of insurance recoveries totaling $2.5 million from losses in connection with damaged docks at IMTT.

Income Taxes

We file a consolidated federal income tax return that includes the financial results for IMTT, Atlantic Aviation, Bayonne Energy Center (BEC), MIC Hawaii and our allocable share of the taxable income (loss) from our solar and wind facilities, which are treated as partnerships for tax purposes. Pursuant to a tax sharing agreement, the businesses included in our consolidated federal income tax return pay MIC an amount equal to the federal income tax each would have paid on a standalone basis as if they were not part of the consolidated federal income tax return.

For the year ending December 31, 2017, we expect any consolidated federal income tax liability to be fully offset by net operating loss (NOL) carryforwards. Our federal NOL balance at December 31, 2016 was $398.1 million. We believe that we will be able to utilize all of our federal prior year NOLs and, together with planned tax strategies, we do not expect to make regular federal income tax payments any earlier than the second half of 2019.

At March 31, 2017, we expected that for the year ending December 31, 2017 we would report current year taxable income of approximately $130.0 million and pay approximately $1.5 million in Alternative Minimum Tax, net of available investment tax credits. In May 2017, we completed an investment in a renewable project that will, provided it has reached commercial operations prior to year-end, generate investment tax credits that would entirely offset the forecasted Alternative Minimum Tax. The project is expected to be in service in October 2017.

For the year ending December 31, 2017, we expect to pay state income taxes of approximately $15.0 million. In calculating our consolidated state income tax provision, we have provided a valuation allowance for certain state income tax NOLs, the use of which is uncertain.

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

Results of Operations: Consolidated – (continued)

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

Given our varied ownership levels in our CP and MIC Hawaii segments, together with our obligations to report the results of these businesses on a consolidated basis, GAAP measures such as net income (loss) do not fully reflect all of the items we consider in assessing the amount of cash generated based on our ownership interest in our businesses. We note that the proportionately combined metrics used may be calculated in a different manner by other companies and may limit their usefulness as a comparative measure. Therefore, proportionately combined metrics should be used as a supplemental measure to help understand our financial performance and not in lieu of our financial results reported under GAAP.

Our businesses can be characterized as owners of high-value, long-lived assets capable of generating substantial Free Cash Flow. We define Free Cash Flow as cash from operating activities — the most comparable GAAP measure — which includes cash paid for interest, taxes and pension contributions, less maintenance capital expenditures, which includes principal repayments on capital lease obligations used to fund maintenance capital expenditures, and excludes changes in working capital.

We use Free Cash Flow as a measure of our ability to provide investors with an attractive risk-adjusted return by sustaining and potentially increasing our quarterly cash dividend and funding a portion of our growth. GAAP metrics such as net income (loss) do not provide us with the same level of visibility into the performance and prospects of the business as a result of: (i) the capital intensive nature of our businesses and the generation of non-cash depreciation and amortization; (ii) shares issued to our external Manager under the Management Services Agreement; (iii) our ability to defer all or a portion of current federal income taxes; (iv) non-cash unrealized gains or losses on derivative instruments; (v) amortization of tolling liabilities; (vi) gains (losses) on disposal of assets; and (vii) pension expense. Pension expenses primarily consist of interest cost, expected return on plan assets and amortization of actuarial and performance gains and losses. Any cash contributions to pension plans are reflected as a reduction to Free Cash Flow. We believe that external consumers of our financial statements, including investors and research analysts, use Free Cash Flow both to assess MIC’s performance and as an indicator of its success in generating an attractive risk-adjusted return.

In this Quarterly Report on Form 10-Q, we have disclosed Free Cash Flow on a consolidated basis and for each of our operating segments and MIC Corporate. We believe that both EBITDA excluding non-cash items and Free Cash Flow support a more complete and accurate understanding of the financial and operating performance of our businesses than would otherwise be achieved using GAAP results alone.

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

In some cases, specific capital expenditures contain characteristics of both maintenance and growth capital expenditures. We do not bifurcate specific capital expenditures into maintenance and growth components. Each discrete capital expenditure is considered within the above framework and the entire capital expenditure is classified as either maintenance or growth.

A reconciliation of net income to EBITDA excluding non-cash items and a reconciliation from cash provided by operating activities to Free Cash Flow, on a consolidated basis, is provided below. Similar reconciliations for each of our operating businesses and MIC Corporate follow.

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2017	2016	$	%
	($ In Thousands) (Unaudited)
Net income	$32,638	$20,176
Interest expense, net(1)	25,448	56,862
Provision for income taxes	22,073	15,167
Depreciation	57,681	53,221
Amortization of intangibles	17,693	17,787
Fees to Manager-related party	18,223	14,796
Pension expense(2)	2,694	2,198
Other non-cash expense (income), net(3)	3,865	(4,232)
EBITDA excluding non-cash items	$180,315	$175,975	4,340	2.5
EBITDA excluding non-cash items	$180,315	$175,975
Interest expense, net(1)	(25,448)	(56,862)
Adjustments to derivative instruments recorded in interest expense(1)	(3,247)	26,605
Amortization of debt financing costs(1)	2,202	2,879
Amortization of debt discount(1)	619	—
Provision for income taxes, net of changes in deferred taxes	(3,721)	(2,506)
Changes in working capital	(22,152)	2,475
Cash provided by operating activities	128,568	148,566
Changes in working capital	22,152	(2,475)
Maintenance capital expenditures	(4,476)	(10,413)
Free cash flow	$146,244	$135,678	10,566	7.8

(1)	Interest expense, net, includes adjustment to derivative instruments, non-cash amortization of deferred financing fees and non-cash amortization of debt discount related to the 2.00% Convertible Senior Notes due October 2023. For the quarter ended March 31, 2016, interest expense also included a non-cash write-off of deferred financing fees related to the February 2016 refinancing at Hawaii Gas.
(2)	Pension expense primarily consists of interest cost, expected return on plan assets and amortization of actuarial and performance gains and losses.
(3)	Other non-cash expense (income), net, primarily includes non-cash amortization of tolling liabilities, unrealized gains (losses) on commodity hedges and non-cash gains (losses) related to disposal of assets. See “Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items, Free Cash Flow and Proportionately Combined Metrics” above for further discussion.

Reconciliation from Consolidated Free Cash Flow to Proportionately Combined Free Cash Flow

See “Results of Operations — Consolidated” above for a reconciliation of Free Cash Flow — Consolidated basis to cash provided by operating activities, the most comparable GAAP measure. The following table is a reconciliation from Free Cash Flow on a consolidated basis to Free Cash Flow on a proportionately combined basis (in proportion to our equity interests in each of our businesses). See “Results of Operations” below for a reconciliation of Free Cash Flow for each of our segments to cash provided by (used in) operating activities for such segment.

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2017	2016	$	%
	($ In Thousands) (Unaudited)
Free Cash Flow – Consolidated basis	$146,244	$135,678	10,566	7.8
100% of CP Free Cash Flow included in consolidated Free Cash Flow	(9,839)	(11,943)
MIC’s share of CP Free Cash Flow	8,171	9,660
100% of MIC Hawaii Free Cash Flow included in consolidated Free Cash Flow	(14,936)	(10,862)
MIC’s share of MIC Hawaii Free Cash Flow	14,933	10,862
Free Cash Flow – Proportionately Combined basis	$144,573	$133,395	11,178	8.4

Results of Operations: IMTT

Key Factors Affecting Operating Results for the Quarter:

•	an increase in revenue from spill response activities; and
•	an increase in revenue from firm commitments; partially offset by
•	decrease in other income; and
•	an increase in costs.

Results of Operations: IMTT – (continued)

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2017	2016
	$	$	$	%
	($ In Thousands) (Unaudited)
Revenue	138,817	135,425	3,392	2.5
Cost of services	49,846	50,301	455	0.9
Selling, general and administrative expenses	9,038	8,174	(864)	(10.6)
Depreciation and amortization	31,520	32,621	1,101	3.4
Operating income	48,413	44,329	4,084	9.2
Interest expense, net(1)	(8,757)	(19,871)	11,114	55.9
Other income, net	708	2,988	(2,280)	(76.3)
Provision for income taxes	(16,548)	(11,229)	(5,319)	(47.4)
Net income(2)	23,816	16,217	7,599	46.9
Less: net income attributable to noncontrolling interests	—	59	59	100.0
Net income attributable to MIC(2)	23,816	16,158	7,658	47.4
Reconciliation of net income to EBITDA excluding non-cash items and a reconciliation of cash provided by operating activities to Free Cash Flow:
Net income(2)	23,816	16,217
Interest expense, net(1)	8,757	19,871
Provision for income taxes	16,548	11,229
Depreciation and amortization	31,520	32,621
Pension expense(3)	2,416	1,831
Other non-cash expense, net	68	443
EBITDA excluding non-cash items	83,125	82,212	913	1.1
EBITDA excluding non-cash items	83,125	82,212
Interest expense, net(1)	(8,757)	(19,871)
Adjustments to derivative instruments recorded in interest expense(1)	(1,320)	9,610
Amortization of debt financing costs(1)	411	420
Provision for income taxes, net of changes in deferred taxes	(2,258)	(1,230)
Changes in working capital	736	(2,807)
Cash provided by operating activities	71,937	68,334
Changes in working capital	(736)	2,807
Maintenance capital expenditures	(2,460)	(6,297)
Free cash flow	68,741	64,844	3,897	6.0

(1)	Interest expense, net, includes adjustments to derivative instruments and non-cash amortization of deferred financing fees.
(2)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation.
(3)	Pension expense primarily consists of interest cost, expected return on plan assets and amortization of actuarial and performance gains and losses.

Results of Operations: IMTT – (continued)

Revenue

IMTT generates the majority of its revenue from contracts typically comprising a fixed monthly charge (that escalates annually with inflation) for access to or use of its infrastructure. We refer to revenue generated from such contracts or fixed charges as firm commitments. Firm commitments are generally of medium term duration and at March 31, 2017, had a revenue weighted average remaining life of 2.2 years. Revenue from firm commitments comprised 80.1% of total revenue for the quarter ended March 31, 2017.

For the quarter ended March 31, 2017, total revenue increased by $3.4 million compared with the quarter ended March 31, 2016 primarily due to an increase in the level of spill response activity on the part of IMTT’s subsidiary, OMI, and an increase in revenue from firm commitments. The increase in revenue was partially offset by an absence in rail services revenue principally in connection with the reduced demand for Canadian crude oil in the U.S.

Consistent with strong demand for liquid product storage generally, capacity utilization was higher than historically normal levels at 96.3% for the quarter ended March 31, 2017 and higher than the 96.1% recorded for the quarter ended March 31, 2016. The business views historically normal utilization levels as in a range of 94% to 96%.

Costs of Services and Selling, General and Administrative Expenses

Cost of services and selling, general and administrative expenses combined increased in the quarter ended March 31, 2017 compared with the quarter ended March 31, 2016. The increase was primarily the result of higher costs associated with OMI as a result of increased spill related activity, costs associated with the implementation of our shared services initiative and franchise taxes associated with newly enacted legislation in Louisiana, partially offset by savings from ongoing cost control initiatives.

Interest Expense, Net

Interest expense includes gains on derivative instruments of $521,000 and losses on derivative instruments of $10.8 million for the quarters ended March 31, 2017 and 2016, respectively. Excluding the derivative adjustments, interest expense decreased for the quarter ended March 31, 2017 compared with the quarter ended March 31, 2016 due to lower average interest rates partially offset by a higher average debt balance. Cash interest expense was $9.7 million and $9.8 million for the quarters ended March 31, 2017 and 2016, respectively.

Other Income, net

Other income, net, included insurance recoveries totaling $2.5 million during the first quarter of 2016 from losses in connection with damaged docks.

Income Taxes

The federal taxable income generated by IMTT is reported as part of our consolidated federal tax return. The business files state income tax returns in the states in which it operates. For the year ending December 31, 2017, the business expects to pay state income taxes of approximately $6.0 million. The “Provision for income taxes, net of changes in deferred taxes” of $2.3 million for the quarter ended March 31, 2017 in the above table includes $1.9 million of state income tax expense and $352,000 of federal income tax expense. Any current federal income tax payable is expected to be offset in consolidation with the application of NOLs at the MIC holding company level.

The difference between IMTT’s book and federal taxable income relates to depreciation of terminal fixed assets. For book purposes, these fixed assets are depreciated primarily over 15 to 30 years using the straight-line method of depreciation. For federal income tax purposes, these fixed assets are depreciated primarily over 5 to 15 years using accelerated methods. Most terminal fixed assets placed in service between 2012 through 2016 qualified for the federal 50% bonus tax depreciation. A significant portion of Louisiana terminal fixed assets constructed after Hurricane Katrina were financed with Gulf Opportunity Zone Bonds (GO Zone Bonds). GO Zone Bond financed assets are depreciated, for tax purposes, primarily over 9 to 20 years using the straight-line depreciation method. Most of the states in which the business operates do not allow the use of 50% bonus tax depreciation. However, Louisiana allows the use of 50% bonus depreciation except for assets financed with GO Zone Bonds.

Results of Operations: IMTT – (continued)

Maintenance Capital Expenditures

During the quarter ended March 31, 2017, IMTT incurred maintenance capital expenditures of $2.5 million and $5.3 million on an accrual basis and cash basis, respectively, compared with $6.3 million and $8.7 million on an accrual basis and cash basis, respectively, for the quarter ended March 31, 2016. The decrease in maintenance capital expenditures for the quarter ended March 31, 2017 was the result of high tank utilization levels and the timing of planned maintenance for the year. IMTT anticipates making between $30.0 million and $35.0 million of maintenance capital expenditures in 2017.

Results of Operations: Atlantic Aviation

Atlantic Aviation generates a significant portion of its revenue from sales of jet fuel. Accordingly, revenue can fluctuate significantly based on the cost of the commodity and reported revenue may not reflect the business’ ability to effectively manage volume and price. For example, an increase in revenue may be attributable to an increase in the cost of the jet fuel and not an increase in the volume sold or price per gallon. Conversely, a decline in revenue may be attributable to a decrease in the cost of jet fuel and not a reduction in the volume sold or price.

Gross margin, which we define as revenue less cost of services, excluding depreciation and amortization, is the effective “top line” for Atlantic Aviation as it is reflective of the business’ ability to drive growth in the volume of products and services sold and the margins earned on those sales over time. We similarly believe that our investors view gross margin as reflective of management’s performance in managing volume and price throughout the commodity cycle. Gross margin can be reconciled to operating income — the most comparable GAAP measure — by subtracting selling, general and administrative expenses and depreciation and amortization in the table below.

Key Factors Affecting Operating Results for the Quarter:

•	an increase in gross margin; partially offset by
•	higher selling, general and administrative expenses.

Results of Operations: Atlantic Aviation – (continued)

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2017	2016
	$	$	$	%
	($ In Thousands) (Unaudited)
Revenue	212,753	177,988	34,765	19.5
Cost of services (exclusive of depreciation and amortization of intangibles shown separately below)	93,922	66,162	(27,760)	(42.0)
Gross margin	118,831	111,826	7,005	6.3
Selling, general and administrative expenses	53,890	52,611	(1,279)	(2.4)
Depreciation and amortization	25,033	22,191	(2,842)	(12.8)
Operating income	39,908	37,024	2,884	7.8
Interest expense, net(1)	(3,446)	(13,314)	9,868	74.1
Other (expense) income, net	(86)	390	(476)	(122.1)
Provision for income taxes	(14,550)	(9,742)	(4,808)	(49.4)
Net income(2)	21,826	14,358	7,468	52.0
Reconciliation of net income to EBITDA excluding non-cash items and a reconciliation of cash provided by operating activities to Free Cash Flow:
Net income(2)	21,826	14,358
Interest expense, net(1)	3,446	13,314
Provision for income taxes	14,550	9,742
Depreciation and amortization	25,033	22,191
Pension expense(3)	5	17
Other non-cash expense (income), net	62	(91)
EBITDA excluding non-cash items	64,922	59,531	5,391	9.1
EBITDA excluding non-cash items	64,922	59,531
Interest expense, net(1)	(3,446)	(13,314)
Convertible senior notes interest(4)	(1,744)	—
Adjustments to derivative instruments recorded in interest expense(1)	133	5,608
Amortization of debt financing costs(1)	314	800
Provision for income taxes, net of changes in deferred taxes	(2,872)	(1,452)
Changes in working capital	(6,116)	6,044
Cash provided by operating activities	51,191	57,217
Changes in working capital	6,116	(6,044)
Maintenance capital expenditures	(925)	(2,284)
Free cash flow	56,382	48,889	7,493	15.3

(1)	Interest expense, net, includes adjustments to derivative instruments and non-cash amortization of deferred financing fees.
(2)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation.
(3)	Pension expense primarily consists of interest cost, expected return on plan assets and amortization of actuarial and performance gains and losses.
(4)	Represents the cash interest expense reclassified from MIC Corporate related to the 2.00% Convertible Senior Notes due October 2023, proceeds of which were used to pay down a portion of Atlantic Aviation’s credit facility in October 2016.

Results of Operations: Atlantic Aviation – (continued)

Revenue and Gross Margin

The majority of the revenue and gross margin earned by Atlantic Aviation is generated through fueling GA aircraft at facilities located at the 69 U.S. airports at which Atlantic Aviation operates. The business pursues a strategy of maintaining and, where appropriate, increasing dollar-based margins on fuel sales. Generally, fluctuations in the cost of jet fuel are passed through to the customer.

Revenue and gross margin are driven, in part, by the volume of fuel sold and the dollar-based margin/fee per gallon on those sales. Revenue increased 19.5% for the quarter ended March 31, 2017 compared with the quarter ended March 31, 2016 as a result of an increase in the volume of fuel sold, a higher wholesale cost of fuel and higher rental and ancillary services revenue. The increase in the wholesale cost of fuel was largely offset by a corresponding increase in cost of services, resulting in an increase in gross margin of 6.3% for the quarter ended March 31, 2017 compared with the quarter ended March 31, 2016.

Atlantic Aviation seeks to extend FBO leases prior to their maturity to improve our visibility into the cash generating capacity of these assets. Atlantic Aviation calculates the weighted average lease life based on EBITDA excluding non-cash items in the prior calendar year adjusted for the impact of acquisitions/dispositions. The weighted average lease life was 19.4 years at March 31, 2017 compared with 19.5 years at March 31, 2016, notwithstanding the passage of one year, as a result of successful extensions and acquisition of leaseholds.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 2.4% for the quarter ended March 31, 2017 compared with the quarter ended March 31, 2016 primarily due to higher salaries and benefits.

Depreciation and Amortization

Depreciation and amortization expense increased for the quarter ended March 31, 2017 compared with the quarter ended March 31, 2016 primarily as a result of assets placed in service during 2016.

Operating Income

Operating income increased for the quarter ended March 31, 2017 compared with the quarter ended March 31, 2016 due to the increase in gross margin, partially offset by the increase in depreciation and amortization and selling, general and administrative expenses.

Interest Expense, Net

Interest expense includes losses on derivative instruments of $133,000 and $7.7 million for the quarters ended March 31, 2017 and 2016, respectively. Excluding the derivative adjustments, interest expense decreased for the quarter ended March 31, 2017 compared with the quarter ended March 31, 2016 due to lower interest rates attributable to the October 2016 refinancing.

Cash interest expense was $4.7 million and $6.9 million for the quarters ended March 31, 2017 and 2016, respectively. Cash interest expense for the quarter ended March 31, 2017 is inclusive of the interest expense related to the $402.5 million of 2.00% Convertible Senior Notes due October 2023, proceeds of which were used in part to reduce the drawn balance of Atlantic Aviation’s revolving credit facility.

Income Taxes

The federal taxable income generated by Atlantic Aviation is reported as part of our consolidated federal income tax return. The business files state income tax returns in the states in which it operates. The tax expense in the table above includes both state taxes and the portion of the consolidated federal tax liability attributable to the business.

For the year ending December 31, 2017, the business expects to pay state income taxes of approximately $7.0 million. The “Provision for income taxes, net of changes in deferred taxes” of $2.9 million for the quarter ended March 31, 2017 in the above table includes $1.7 million of state income tax expense and $1.2 million of federal income tax expense. Any current federal income tax payable is expected to be offset in consolidation with the application of NOLs at the MIC holding company level.

Results of Operations: Atlantic Aviation – (continued)

Maintenance Capital Expenditures

For the quarter ended March 31, 2017, Atlantic Aviation incurred maintenance capital expenditures of $925,000 and $1.7 million on an accrual basis and cash basis, respectively, compared with $2.3 million both on an accrual basis and cash basis for the quarter ended March 31, 2016.

Results of Operations: Contracted Power

Key Factors Affecting Operating Results for the Quarter:

•	a decrease in revenue from BEC and the wind facilities; and
•	an incremental increase in cost of product sales from a new acquisition; partially offset by
•	contribution of revenue from a new acquisition and an increase in other income, net.

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2017	2016
	$	$	$	%
	($ In Thousands) (Unaudited)
Product revenue	28,070	30,179	(2,109)	(7.0)
Cost of product sales	4,859	4,357	(502)	(11.5)
Selling, general and administrative expenses	5,165	5,960	795	13.3
Depreciation and amortization	15,340	13,846	(1,494)	(10.8)
Operating income	2,706	6,016	(3,310)	(55.0)
Interest expense, net(1)	(5,383)	(17,848)	12,465	69.8
Other income, net	765	305	460	150.8
(Provision) benefit for income taxes	(27)	2,304	(2,331)	(101.2)
Net loss(2)	(1,939)	(9,223)	7,284	79.0
Less: net loss attributable to noncontrolling interest	(3,349)	(2,238)	1,111	49.6
Net income (loss) attributable to MIC(2)	1,410	(6,985)	8,395	120.2
Reconciliation of net loss to EBITDA excluding non-cash items and a reconciliation of cash provided by operating activities to Free Cash Flow:
Net loss(2)	(1,939)	(9,223)
Interest expense, net(1)	5,383	17,848
Provision (benefit) for income taxes	27	(2,304)
Depreciation and amortization	15,340	13,846
Other non-cash income, net(3)	(2,024)	(2,020)
EBITDA excluding non-cash items	16,787	18,147	(1,360)	(7.5)
EBITDA excluding non-cash items	16,787	18,147
Interest expense, net(1)	(5,383)	(17,848)
Adjustments to derivative instruments recorded in interest expense(1)	(1,834)	11,268
Amortization of debt financing costs(1)	379	383
Provision/benefit for income taxes, net of changes in deferred taxes	(88)	(7)
Changes in working capital	142	2,612
Cash provided by operating activities	10,003	14,555
Changes in working capital	(142)	(2,612)
Maintenance capital expenditures	(22)	—
Free cash flow	9,839	11,943	(2,104)	(17.6)

(1)	Interest expense, net, includes adjustments to derivative instruments and non-cash amortization of deferred financing fees.

Results of Operations: Contracted Power – (continued)

(2)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation.
(3)	Other non-cash income, net, primarily includes amortization of tolling liabilities. See “Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items, Free Cash Flow and Proportionately Combined Metrics” above for further discussion.

Revenue

Revenue generated by CP decreased by $2.1 million for the quarter ended March 31, 2017 compared with the quarter ended March 31, 2016. At BEC, revenue for the quarter ended March 31, 2017 was lower than the quarter ended March 31, 2016 as a result of lower capacity prices and energy margins. Capacity prices impact only the 37.5% untolled portion of BEC’s revenue and were lower than in the prior comparable period due to the regional system operator’s updated capacity requirements. Energy margins for the 37.5% untolled portion were lower as a result of the milder than average weather in January and February 2017. BEC also underwent a required five-year stack emissions test during the first quarter of 2017. The test required the plant to run on fuel oil during specified periods even when uneconomical. The 62.5% of BEC’s revenue is generated pursuant to a fixed price tolling agreement with a creditworthy off-taker.

Solar and wind output decreased for the quarter ended March 31, 2017 compared with the quarter ended March 31, 2016. The decrease was primarily due to lower wind and solar resources in the quarter ended March 31, 2017 compared with the quarter ended March 31, 2016. For the quarter ended March 31, 2017 and 2016, solar resources were approximately 90% and 106%, respectively, of long-term historical average and wind resources were approximately 88% and 94%, respectively, of long-term historical average. The decrease in revenue was partially offset by contributions from an acquisition.

Cost of Product Sales

Cost of product sales increased for the quarter ended March 31, 2017 compared with the quarter ended March 31, 2016 primarily due to incremental costs associated with an acquisition completed in December 2016.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased for the quarter ended March 31, 2017 compared with the quarter ended March 31, 2016 primarily due to decreases in professional fees, property taxes and salaries and benefits. The decrease in selling, general and administrative expenses are partially offset by incremental costs associated with an acquisition completed in December 2016.

Depreciation and Amortization

Depreciation and amortization expense increased for the quarter ended March 31, 2017 compared with the quarter ended March 31, 2016 primarily due to incremental expenses associated with an acquisition completed in December 2016.

Other Income, net

Other income, net, increased for the quarter ended March 31, 2017 compared with the quarter ended March 31, 2016 primarily due to financing income earned from a third party renewables developer on a revolving credit facility provided by the business.

Interest Expense, Net

Interest expense includes gains on derivative instruments of $410,000 and losses on derivative instruments of $13.2 million for the quarters ended March 31, 2017 and 2016, respectively. Excluding the derivative adjustments, interest expense increased for the quarter ended March 31, 2017 compared with the quarter ended March 31, 2016 primarily due to debt assumed in an acquisition completed in December 2016, partially offset by lower average debt balances on all other existing facilities. Cash interest expense was $6.8 million and $6.2 million for the quarters ended March 31, 2017 and 2016, respectively.

Results of Operations: Contracted Power – (continued)

Income Taxes

Our solar and wind facilities are held in limited liability companies that are treated as partnerships for tax purposes. As such, these entities do not pay federal or state income taxes on a standalone basis, but each partner pays federal and state income taxes based on their allocated share of taxable income. For the year ending December 31, 2017, MIC expects its allocated share of the federal taxable income from these facilities to be a loss of approximately $10.0 million. For 2016, MIC’s allocated share of the federal taxable income from these facilities was a loss of approximately $23.0 million.

The federal taxable income generated by BEC is reported as part of our consolidated federal income tax return and is subject to New York state income tax as part of a combined return. For the year ending December 31, 2017, the business does not expect to have a federal or a state income tax liability. Future current federal taxable income attributable to BEC may be offset in consolidation with the application of NOLs at the MIC holding company level.

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

Hawaii Gas generates a significant portion of its revenue from sales of gas. Accordingly, revenue can fluctuate significantly based on the cost of the commodity and may not reflect the business’ ability to effectively manage volume and price. For example, an increase in revenue may be attributable to an increase in the cost of gas and not an increase in the volume sold or price per therm. Conversely, a decline in revenue may be attributable to a decrease in the cost of gas and not a reduction in volume sold or price per therm.

Gross margin, which we define as revenue less cost of product sales and services, excluding depreciation and amortization, is the effective “top line” for Hawaii Gas as it is reflective of the business’ ability to drive growth in the volume of products and services and the margins earned on those sales over time. We similarly believe that investors utilize gross margin as it is reflective of our performance in managing volume and price throughout the commodity cycle. Gross margin is reconciled to operating income — the most comparable GAAP measure — by subtracting selling, general and administrative expenses and depreciation and amortization in the table below.

Key Factors Affecting Operating Results for the Quarter:

•	contributions from acquisitions; and
•	an increase in the volume of gas sold; partially offset by
•	unrealized losses from commodity hedges; and
•	an increase in selling, general and administrative costs.

Results of Operations: MIC Hawaii  – (continued)

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2017	2016
	$	$	$	%
	($ In Thousands) (Unaudited)
Product revenue	59,583	53,967	5,616	10.4
Service revenue	13,457	—	13,457	NM
Total revenue	73,040	53,967	19,073	35.3
Cost of product sales (exclusive of depreciation and amortization of intangibles shown separately below)	42,366	28,703	(13,663)	(47.6)
Cost of services (exclusive of depreciation and amortization of intangibles shown separately below)	10,940	—	(10,940)	NM
Cost of revenue – total	53,306	28,703	(24,603)	(85.7)
Gross margin	19,734	25,264	(5,530)	(21.9)
Selling, general and administrative expenses	6,085	5,256	(829)	(15.8)
Depreciation and amortization	3,481	2,350	(1,131)	(48.1)
Operating income	10,168	17,658	(7,490)	(42.4)
Interest expense, net(1)	(1,711)	(2,424)	713	29.4
Other expense, net	(205)	(254)	49	19.3
Provision for income taxes	(3,379)	(5,911)	2,532	42.8
Net income(2)	4,873	9,069	(4,196)	(46.3)
Less: net loss attributable to noncontrolling interests	(28)	—	28	NM
Net income attributable to MIC(2)	4,901	9,069	(4,168)	(46.0)
Reconciliation of net income to EBITDA excluding non-cash items and a reconciliation of cash provided by operating activities to Free Cash Flow:
Net income(2)	4,873	9,069
Interest expense, net(1)	1,711	2,424
Provision for income taxes	3,379	5,911
Depreciation and amortization	3,481	2,350
Pension expense(3)	273	350
Other non-cash expense (income), net(4)	5,571	(2,752)
EBITDA excluding non-cash items	19,288	17,352	1,936	11.2
EBITDA excluding non-cash items	19,288	17,352
Interest expense, net(1)	(1,711)	(2,424)
Adjustments to derivative instruments recorded in interest expense(1)	(226)	119
Amortization of debt financing costs(1)	105	664
Provision for income taxes, net of changes in deferred taxes	(1,451)	(3,017)
Changes in working capital	(8,480)	2,937
Cash provided by operating activities	7,525	15,631
Changes in working capital	8,480	(2,937)
Maintenance capital expenditures	(1,069)	(1,832)
Free cash flow	14,936	10,862	4,074	37.5

NM — Not meaningful

(1)	Interest expense, net, includes adjustments to derivative instruments related to interest rate swaps and non-cash amortization of deferred financing fees. For the quarter ended March 31, 2016, interest expense also included a non-cash write-off of deferred financing fees related to the February 2016 refinancing at Hawaii Gas.
(2)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation.

Results of Operations: MIC Hawaii  – (continued)

(3)	Pension expense primarily consists of interest cost, expected return on plan assets and amortization of actuarial and performance gains and losses.
(4)	Other non-cash expense (income), net, primarily includes non-cash adjustments related to unrealized gains (losses) on commodity hedges. See “Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items, Free Cash Flow and Proportionately Combined Metrics” above for further discussion.

Revenue and Gross Margin

Revenue increased by $19.1 million for the quarter ended March 31, 2017 compared with the quarter ended March 31, 2016. The increase is primarily attributable to contribution from acquisitions, an increase in the cost of gas and an increase of 4.2% in the volume of gas sold by Hawaii Gas. On an underlying basis, adjusting for changes in customer inventory, the volume of gas sold increased by 1.2% in the quarter ended March 31, 2017 compared with the quarter ended March 31, 2016.

Gross margin decreased by $5.5 million for the quarter ended March 31, 2017 compared with the quarter ended March 31, 2016. The decrease is primarily attributable to unrealized losses on commodity hedges of $5.2 million at Hawaii Gas for the quarter ended March 31, 2017 compared with unrealized gains on commodity hedges of $3.3 million for the quarter ended March 31, 2016. Gross margin, excluding the impact of unrealized gains and losses on commodity hedges, increased by $3.0 million, or 13.7%, for the quarter ended March 31, 2017 compared with the quarter ended March 31, 2016 primarily as a result of acquisitions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the quarter ended March 31, 2017 compared with the quarter ended March 31, 2016 primarily due to incremental costs from acquisitions.

Operating Income

Operating income decreased for the quarter ended March 31, 2017 compared with the quarter ended March 31, 2016 due to the decrease in gross margin, an increase in depreciation and amortization expense and an increase in selling, general and administrative expenses.

Interest Expense, Net

Interest expense includes gains on derivative instruments of $156,000 and losses on derivative instruments of $165,000 for the quarters ended March 31, 2017 and March 31, 2016, respectively. For the quarter ended March 31, 2016, interest expense also included the non-cash write-off of deferred financing costs at Hawaii Gas related to the refinancing of its $80.0 million term loan and its $60.0 million revolving credit facility. Excluding the derivative adjustments and the write-off of the deferred financing costs, interest expense increased for the quarter ended March 31, 2017 compared with the quarter ended March 31, 2016 primarily attributable to debt assumed from acquisitions and the financing of solar facilities. Cash interest expense was $1.8 million and $1.6 million for the quarters ended March 31, 2017 and 2016, respectively.

Income Taxes

The federal taxable income generated by the MIC Hawaii businesses is reported as part of our consolidated federal income tax return and is subject to Hawaii state income tax on a stand-alone basis. The tax expense in the table above includes both state tax and the portion of the consolidated federal tax liability attributable to the businesses. For the year ending December 31, 2017, the business expects to pay state income taxes of approximately $1.5 million. The “Provision for income taxes, net of changes in deferred taxes” of $1.5 million for the quarter ended March 31, 2017 in the above table, includes $1.2 million of federal income tax expense and $267,000 of state income tax expense. Any current federal income tax payable is expected to be offset in consolidation with the application of NOLs at the MIC holding company level.

Maintenance Capital Expenditures

For the quarter ended March 31, 2017, MIC Hawaii incurred maintenance capital expenditures of $1.1 million and $1.5 million on an accrual basis and cash basis, respectively, compared with $1.8 million and $2.6 million on an accrual basis and cash basis, respectively, for the quarter ended March 31, 2016.

Results of Operations: Corporate and Other

The financial results below reflect Corporate and Other’s performance during the periods below.

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2017	2016
	$	$	$	%
	($ In Thousands) (Unaudited)
Fees to Manager-related party	18,223	14,796	(3,427)	(23.2)
Selling, general and administrative expenses(1)	3,995	1,455	(2,540)	(174.6)
Operating loss	(22,218)	(16,251)	(5,967)	(36.7)
Interest expense, net(2)	(6,151)	(3,405)	(2,746)	(80.6)
Benefit for income taxes	12,431	9,411	3,020	32.1
Net loss(3)	(15,938)	(10,245)	(5,693)	(55.6)
Reconciliation of net loss to EBITDA excluding non-cash items and a reconciliation of cash used in operating activities to Free Cash Flow:
Net loss(3)	(15,938)	(10,245)
Interest expense, net(2)	6,151	3,405
Benefit for income taxes	(12,431)	(9,411)
Fees to Manager-related party	18,223	14,796
Other non-cash expense	188	188
EBITDA excluding non-cash items	(3,807)	(1,267)	(2,540)	NM
EBITDA excluding non-cash items	(3,807)	(1,267)
Interest expense, net(2)	(6,151)	(3,405)
Convertible senior notes interest(4)	1,744	—
Amortization of debt financing costs(2)	993	612
Amortization of debt discount(2)	619	—
Benefit for income taxes, net of changes in deferred taxes	2,948	3,200
Changes in working capital	(8,434)	(6,311)
Cash used in operating activities	(12,088)	(7,171)
Changes in working capital	8,434	6,311
Free cash flow	(3,654)	(860)	(2,794)	NM

NM — Not meaningful

(1)	For the quarter ended March 31, 2017, selling, general and administrative expenses included $2.3 million of costs related to the implementation of a shared services initiative.
(2)	Interest expense, net, includes non-cash amortization of deferred financing fees and amortization of debt discount related to the 2.00% Convertible Senior Notes due October 2023.
(3)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation.
(4)	Represents the cash interest expense reclassified to Atlantic Aviation related to the 2.00% Convertible Senior Notes due October 2023, proceeds of which were used to pay down a portion of Atlantic Aviation’s credit facility in October 2016.

Liquidity and Capital Resources

General

Our primary cash requirements include normal operating expenses, debt service, debt principal payments, payments of dividends and capital expenditures. Our primary source of cash is operating activities, although we may draw on credit facilities for capital expenditures, raise new equity or debt or sell assets to generate cash.

At March 31, 2017, our consolidated debt outstanding totaled $3,180.1 million (excluding adjustments for unamortized debt discounts), our consolidated cash balance totaled $29.6 million and consolidated available capacity under our revolving credit facilities totaled $1,345.0 million.

The following table shows MIC’s proportionate debt obligations at May 2, 2017 ($ in thousands):

Business	Debt	Weighted Average Remaining Life (in years)	Balance Outstanding(1)	Weighted Average Rate(2)
MIC Corporate	Convertible Senior Notes	4.5	$752,454	2.41%
IMTT	Senior Notes	9.0	600,000	3.97%
	Tax-Exempt Bonds	5.1	508,975	2.70%
	Revolving Facility	3.1	90,000	2.50%
Atlantic Aviation(3)	Term Loan	4.4	397,500	3.00%
	Revolving Facility	4.4	99,500	3.00%
CP	Renewables – Project Finance	15.1	273,209	4.80%
	BEC – Term Loan	5.3	258,500	3.91%
MIC Hawaii(4)	Term Loan	5.6	97,175	2.85%
	Senior Notes	5.3	100,000	4.22%
Total		6.4	$3,177,313	3.24%

(1)	Proportionate to MIC’s ownership interest.
(2)	Reflects annualized interest rate on all facilities including interest rate hedges.
(3)	Excludes $1.6 million of stand-alone debt facility used to fund construction of a certain FBO.
(4)	Excludes $3.0 million of equipment loans at MIC Hawaii business.

The following table profiles each revolving credit facility at our businesses and at MIC Corporate as of May 2, 2017 ($ in thousands):

Business	Debt	Weighted Average Remaining Life (in years)	Undrawn Amount	Interest Rate(1)
MIC Corporate	Revolving Facility	2.2	$410,000	LIBOR + 1.750%
IMTT	USD Revolving Facility	3.1	460,000	LIBOR + 1.500%
	CAD Revolving Facility	3.1	50,000	Bankers’ Acceptance Rate + 1.500%
Atlantic Aviation	Revolving Facility	4.4	250,500	LIBOR + 2.000%
CP – BEC	Revolving Facility	5.3	25,000	LIBOR + 2.125%
CP – Renewables	Revolving Facility	2.6	19,980	LIBOR + 2.000%
MIC Hawaii	Revolving Facility	4.8	60,000	LIBOR + 1.250%
Total		3.2	$1,275,480

(1)	Excludes commitment fees.

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

Our solar and wind facilities are financed primarily with fully amortizing non-recourse project finance style debt with maturities prior to or coterminous with the expiration of the underlying PPAs. On a multiple of EBITDA basis, we use a higher initial level of leverage in these projects than our other business segments because of the long-term, wholly contracted nature of the revenue stream and the creditworthiness of the PPA counterparties.

Analysis of Consolidated Historical Cash Flows

The following section discusses our sources and uses of cash on a consolidated basis. All intercompany activities such as corporate allocations, capital contributions to our businesses and distributions from our businesses have been excluded from the table as these transactions are eliminated on consolidation.

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2017	2016
($ In Thousands)	$	$	$	%
Cash provided by operating activities	128,568	148,566	(19,998)	(13.5)
Cash used in investing activities	(67,736)	(65,698)	(2,038)	(3.1)
Cash used in financing activities	(75,981)	(83,217)	7,236	8.7

Operating Activities

Consolidated cash provided by (used in) operating activities is generally comprised of EBITDA excluding non-cash items (as defined by us), less cash interest, tax and pension payments, and changes in working capital. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” for discussions around the components of EBITDA excluding non-cash items on a consolidated basis and for each of our businesses above.

The decrease in consolidated cash provided by operating activities for the quarter ended March 31, 2017 compared with the quarter ended March 31, 2016 was primarily due to:

•	absence of insurance recoveries for losses in connection with damaged docks at IMTT;
•	timing of payment of insurance premiums;
•	timing and increased cost of inventory purchases at MIC Hawaii and Atlantic Aviation; and

Liquidity and Capital Resources  – (continued)

•	an increase in current state taxes; partially offset by
•	an increase in EBITDA excluding non-cash items.

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

In general, maintenance capital expenditures are funded by cash from operating activities and growth capital expenditures are funded by drawing on our available credit facilities or with equity capital. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” for maintenance capital expenditures for each of our businesses.

The increase in consolidated cash used in investing activities for the quarter ended March 31, 2017 compared with the quarter ended March 31, 2016 was primarily due to drawings from a third party renewables developer on a revolving credit facility provided by our CP business, partially offset by a decrease in capital expenditures.

Growth Capital Expenditures

We invested $51.4 million and $49.4 million of growth capital expenditures in our existing businesses during the quarters ended March 31, 2017 and 2016, respectively.

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

We are actively pursuing an expansion of BEC and have entered into certain agreements, including for the acquisition of generating sets, related to that project. The construction of the additional 130 MW of power generating capacity on land adjacent to BEC is expected to require the deployment of approximately $130.0 million in growth capital, the majority of which is likely to be deployed in 2017. We are also in the process of connecting the BEC facility to a second gas pipeline that runs beneath our IMTT-Bayonne property, which we expect to complete in the second quarter of 2017.

Through May 2, 2017, our backlog of approved growth capital projects was valued at approximately $280.0 million and we have deployed approximately $117.0 million into growth projects and smaller acquisitions by our existing businesses. The amount of capital deployed to date is consistent with our expectation that we will deploy a total of approximately $350.0 million for the full year.

Financing Activities

The drivers of cash provided by financing activities primarily include new equity issuance and debt issuance related to acquisitions and capital expenditures. The drivers of cash used in financing activities primarily include repayment of debt principal balances on maturing debt and dividends to our stockholders.

Liquidity and Capital Resources  – (continued)

The decrease in consolidated cash used in financing activities for the quarter ended March 31, 2017 compared with the quarter ended March 31, 2016 was primarily due to the increase in net borrowing during the quarter ended March 31, 2017 and the absence of the purchase of the remaining 33.3% interest in IMTT’s Quebec marine terminal that it did not previously own in March 2016. The decrease in consolidated cash used in financing activities are partially offset by an increase in dividends paid to stockholders during the quarter ended March 31, 2017.

IMTT

During the quarter ended March 31, 2017, IMTT borrowed $104.0 million and repaid $46.0 million on its revolving credit facility primarily for general corporate purposes. At March 31, 2017, IMTT had $1.2 billion of debt outstanding consisting of $600.0 million of senior notes and $509.0 million of tax-exempt bonds. IMTT has access to $600.0 million of revolving credit facilities, of which $90.0 million was drawn at March 31, 2017. Cash interest expense was $9.7 million and $9.8 million for the quarters ended March 31, 2017 and 2016, respectively. At March 31, 2017, IMTT was in compliance with its financial covenants.

Atlantic Aviation

At March 31, 2017, Atlantic Aviation had total debt outstanding of $429.1 million comprising $397.5 million senior secured, first lien term loan facility and a $1.6 million stand-alone debt facility used to fund construction at a certain FBO. Atlantic Aviation also has access to a $350.0 million senior secured, first lien revolving credit facility, of which $30.0 million was drawn at March 31, 2017. From April 1, 2017, the business drew down an additional $69.5 million to fund an FBO acquisition and for general corporate purposes.

Cash interest expense was $4.7 million and $6.9 million for the quarters ended March 31, 2017 and 2016, respectively. Cash interest expense for the quarter ended March 31, 2017 is inclusive of the interest expense related to the $402.5 million of 2.00% Convertible Senior Notes due October 2023, the proceeds of which were used in part to reduce the drawn balance of Atlantic Aviation’s revolving credit facility. At March 31, 2017, Atlantic Aviation was in compliance with its financial covenants.

CP

At March 31, 2017, the CP segment had $599.2 million in term loans outstanding. Cash interest expense was $6.8 million and $6.2 million for the quarters ended March 31, 2017 and 2016, respectively.

BEC

BEC had $258.5 million of an amortizing term loan facility outstanding and a revolving credit facility of $25.0 million that remained undrawn. Cash interest expense was $2.7 million for both the quarters ended March 31, 2017 and 2016. BEC was in compliance with its financial covenants.

Solar and Wind Facilities

The solar and wind facilities had $340.7 million in term loan debt outstanding. Cash interest expense was $4.1 million and $3.5 million for the quarters ended March 31, 2017 and 2016, respectively. All of the solar and wind facilities were in compliance with their respective financial covenants.

MIC Hawaii

At March 31, 2017, MIC Hawaii had total debt outstanding of $200.4 million in term loans and senior secured note borrowings and a revolving credit facility of $60.0 million that remained undrawn. Cash interest expense was $1.8 million and $1.6 million for the quarters ended March 31, 2017 and 2016, respectively.

Hawaii Gas

Hawaii Gas had total debt outstanding of $180.0 million in term loan and senior secured note borrowings and a revolving credit facility of $60.0 million that remained undrawn. Cash interest paid was $1.7 million and $1.6 million for the quarters ended March 31, 2017 and 2016, respectively. Hawaii Gas was in compliance with its financial covenants.

Liquidity and Capital Resources  – (continued)

In February 2017, Hawaii Gas exercised the first of two one-year extensions related to its $80.0 million secured term loan facility and its $60.0 million revolving credit facility. The maturities have been extended to February 2022 and no changes were made to any other terms.

Other Businesses

The other businesses within MIC Hawaii has $20.4 million in outstanding debt, consisting primarily of $17.4 million term loan debt related to our solar facilities. These businesses were in compliance with their financial covenants.

MIC Corporate

At March 31, 2017, MIC had $350.0 million and $402.5 million in convertible senior notes outstanding that bear interest at 2.875% and 2.00%, respectively. MIC also had a senior secured revolving credit facility of $410.0 million that remained undrawn. Cash interest expense was $2.8 million for both the quarters ended March 31, 2017 and 2016. Cash interest expense for the quarter ended March 31, 2017 excludes the cash interest expense related to the $402.5 million of 2.00% Convertible Senior Notes due October 2023, proceeds of which were used in part to reduce the drawn balance of Atlantic Aviation’s revolving credit facility. See Atlantic Aviation above. MIC Corporate was in compliance with its financial covenants.

For a description of the material terms and debt covenants of MIC and its businesses, see Note 7, “Long-Term Debt”, in Part II, Item 8, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Commitments and Contingencies

Except as noted above, at March 31, 2017, there had been no material changes in our commitments and contingencies compared with our commitments and contingencies at December 31, 2016. At March 31, 2017, we did not have any material purchase obligations. For a discussion of our other future obligations, due by period, under the various contractual obligations, off-balance sheet arrangements and commitments, please see “Liquidity and Capital Resources — Commitments and Contingencies” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on February 21, 2017.

At March 31, 2017, we did not have any material reserves for contingencies. We have other contingencies occurring in the normal course of business, including pending legal and administrative proceedings that are not reflected at this time as they are not ascertainable.

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

Critical Accounting Policies and Estimates

For critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016 and see Note 2, “Basis of Presentation”, in our Notes to Consolidated Condensed Financial Statements in Part I of this Form 10-Q for recently issued accounting standards. Our critical accounting policies and estimates have not changed materially from the description contained in our Annual Report.

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

Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2016. Our exposure to market risk has not changed materially since February 21, 2017, the filing date for our Annual Report on Form 10-K.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The purpose of disclosure controls is to ensure that information required to be disclosed in our reports filed with or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2017.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS
($ in Thousands, Except Share Data)

	March 31, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$29,618	$44,767
Restricted cash	15,169	16,420
Accounts receivable, less allowance for doubtful accounts of $1,238 and $1,434, respectively	123,849	124,846
Inventories	35,063	31,461
Prepaid expenses	19,328	14,561
Fair value of derivative instruments	4,515	5,514
Other current assets	9,794	7,099
Total current assets	237,336	244,668
Property, equipment, land and leasehold improvements, net	4,346,597	4,346,536
Investment in unconsolidated business	8,944	8,835
Goodwill	2,024,484	2,024,409
Intangible assets, net	871,278	888,971
Fair value of derivative instruments	25,850	30,781
Other noncurrent assets	24,073	15,053
Total assets	$7,538,562	$7,559,253
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Due to Manager – related party	$6,366	$6,594
Accounts payable	62,820	69,566
Accrued expenses	76,260	83,734
Current portion of long-term debt	42,782	40,016
Fair value of derivative instruments	5,902	9,297
Other current liabilities	42,977	41,802
Total current liabilities	237,107	251,009
Long-term debt, net of current portion	3,070,883	3,039,966
Deferred income taxes	914,461	896,116
Fair value of derivative instruments	5,403	5,966
Tolling agreements – noncurrent	58,428	60,373
Other noncurrent liabilities	160,787	158,289
Total liabilities	4,447,069	4,411,719
Commitments and contingencies	—	—

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS – (continued)
($ in Thousands, Except Share Data)

	March 31, 2017	December 31, 2016
	(Unaudited)
Stockholders’ equity(1):
Common stock ($0.001 par value; 500,000,000 authorized; 82,306,372 shares issued and outstanding at March 31, 2017 and 82,047,526 shares issued and outstanding at December 31, 2016)	$82	$82
Additional paid in capital	2,002,066	2,089,407
Accumulated other comprehensive loss	(28,960)	(28,960)
Retained earnings	928,380	892,365
Total stockholders’ equity	2,901,568	2,952,894
Noncontrolling interests	189,925	194,640
Total equity	3,091,493	3,147,534
Total liabilities and equity	$7,538,562	$7,559,253

(1)	The Company is authorized to issue 100,000,000 shares of preferred stock, par value $0.001 per share. At March 31, 2017 and December 31, 2016, no preferred stock were issued or outstanding. The Company has 100 shares of special stock issued and outstanding to its Manager at March 31, 2017 and December 31, 2016.

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
($ in Thousands, Except Share and Per Share Data)

	Quarter Ended March 31,
	2017	2016
Revenue
Service revenue	$363,804	$312,241
Product revenue	87,653	84,146
Total revenue	451,457	396,387
Costs and expenses
Cost of services	154,706	116,463
Cost of product sales	47,225	33,060
Selling, general and administrative	76,952	72,284
Fees to Manager – related party	18,223	14,796
Depreciation	57,681	53,221
Amortization of intangibles	17,693	17,787
Total operating expenses	372,480	307,611
Operating income	78,977	88,776
Other income (expense)
Interest income	34	33
Interest expense(1)	(25,482)	(56,895)
Other income, net	1,182	3,429
Net income before income taxes	54,711	35,343
Provision for income taxes	(22,073)	(15,167)
Net income	$32,638	$20,176
Less: net loss attributable to noncontrolling interests	(3,377)	(2,179)
Net income attributable to MIC	$36,015	$22,355
Basic income per share attributable to MIC	$0.44	$0.28
Weighted average number of shares outstanding: basic	82,138,168	80,113,011
Diluted income per share attributable to MIC	$0.44	$0.28
Weighted average number of shares outstanding: diluted	82,147,763	81,171,346
Cash dividends declared per share	$1.32	$1.20

(1)	Interest expense includes gains on derivative instruments of $954,000 and losses on derivative instruments of $31.8 million for the quarters ended March 31, 2017 and 2016, respectively.

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
($ in Thousands)

	Quarter Ended March 31,
	2017	2016
Net income	$32,638	$20,176
Other comprehensive income, net of taxes:
Translation adjustment(1)(2)	—	3,563
Other comprehensive income	—	3,563
Comprehensive income	$32,638	$23,739
Less: comprehensive loss attributable to noncontrolling interests(2)	(3,377)	(745)
Comprehensive income attributable to MIC	$36,015	$24,484

(1)	Translation adjustment is presented net of tax expense of $1.5 million for the quarter ended March 31, 2016.
(2)	On March 31, 2016, IMTT acquired the remaining 33.3% interest in its Quebec terminal that it did not previously own. As part of this transaction, the translation adjustment of $4.6 million, net of taxes, was reclassified from noncontrolling interests to accumulated other comprehensive loss. See Note 8, “Stockholders’ Equity”, for disclosures on accumulated other comprehensive loss.

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
($ in Thousands)

	Quarter Ended March 31,
	2017	2016
Operating activities
Net income	$32,638	$20,176
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	57,681	53,221
Amortization of intangible assets	17,693	17,787
Amortization of debt financing costs	2,202	2,879
Amortization of debt discount	619	—
Adjustments to derivative instruments	1,972	23,278
Fees to Manager-related party	18,223	14,796
Deferred taxes	18,352	12,661
Pension expense	2,694	2,198
Other non-cash income, net	(1,354)	(905)
Changes in other assets and liabilities, net of acquisitions:
Restricted cash	974	2,202
Accounts receivable	1,059	3,910
Inventories	(3,718)	1,879
Prepaid expenses and other current assets	(7,559)	9,352
Due to Manager – related party	11	(73)
Accounts payable and accrued expenses	(12,382)	(13,293)
Income taxes payable	1,341	2,753
Other, net	(1,878)	(4,255)
Net cash provided by operating activities	128,568	148,566
Investing activities
Acquisitions of businesses and investments, net of cash acquired	—	(3,153)
Purchases of property and equipment	(59,869)	(62,593)
Change in restricted cash	83	—
Other, net	(7,950)	48
Net cash used in investing activities	(67,736)	(65,698)

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS – (continued)
(Unaudited)
($ in Thousands)

	Quarter Ended March 31,
	2017	2016
Financing activities
Proceeds from long-term debt	$104,000	$176,000
Payment of long-term debt	(72,634)	(159,730)
Proceeds from the issuance of shares	2,049	1,093
Dividends paid to common stockholders	(107,714)	(92,203)
Purchase of noncontrolling interest	—	(9,909)
Distributions paid to noncontrolling interests	(1,351)	(1,824)
Offering and equity raise costs paid	(69)	(105)
Debt financing costs paid	(435)	(1,119)
Change in restricted cash	194	5,013
Payment of capital lease obligations	(21)	(433)
Net cash used in financing activities	(75,981)	(83,217)
Effect of exchange rate changes on cash and cash equivalents	—	457
Net change in cash and cash equivalents	(15,149)	108
Cash and cash equivalents, beginning of period	44,767	22,394
Cash and cash equivalents, end of period	$29,618	$22,502
Supplemental disclosures of cash flow information
Non-cash investing and financing activities:
Accrued equity offering costs	$93	$229
Accrued financing costs	$—	$68
Accrued purchases of property and equipment	$25,598	$19,318
Issuance of shares to Manager	$18,462	$15,108
Conversion of convertible senior notes to shares	$17	$4
Distributions payable to noncontrolling interests	$29	$42
Taxes paid (refund), net	$2,379	$(253)
Interest paid	$26,764	$25,488

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

1. Organization and Description of Business

Macquarie Infrastructure Corporation is a Delaware corporation formed on May 21, 2015. MIC’s predecessor, Macquarie Infrastructure Company LLC, was formed on April 13, 2004. Macquarie Infrastructure Corporation, both on an individual entity basis and together with its consolidated subsidiaries, is referred to in these financial statements as the “Company” or “MIC”.

MIC is externally managed by Macquarie Infrastructure Management (USA) Inc. (the Manager) pursuant to the terms of a Management Services Agreement that is subject to the oversight and supervision of the Board of Directors. The majority of the members of the Board of Directors have no affiliation with Macquarie. The Manager is a member of the Macquarie Group of companies comprising the Macquarie Group Limited and its subsidiaries and affiliates worldwide. Macquarie Group Limited is headquartered in Australia and is listed on the Australian Stock Exchange.

The Company owns its businesses through its direct wholly-owned subsidiary MIC Ohana Corporation, the successor to Macquarie Infrastructure Company Inc. The Company owns and operates a diversified portfolio of businesses that provide services to other businesses, government agencies and individuals primarily in the U.S. The businesses it owns and operates are organized into four segments:

•	International-Matex Tank Terminals (IMTT): a marine terminals business providing bulk liquid storage, handling and other services to third parties at ten terminals in the United States and two in Canada;
•	Atlantic Aviation: a provider of fuel, terminal, aircraft hangaring and other services primarily to owners and operators of general aviation (GA) jet aircraft at 69 airports throughout the U.S.;
•	Contracted Power (CP): comprising a gas-fired facility and controlling interests in wind and solar facilities in the U.S.; and
•	MIC Hawaii: comprising an energy company that processes and distributes gas and provides related services (Hawaii Gas), and several smaller businesses collectively engaged in efforts to reduce the cost and improve the reliability and sustainability of energy, all based in Hawaii.

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

The consolidated balance sheet at December 31, 2016 has been derived from audited financial statements but does not include all of the information and notes required by GAAP for complete financial statements. Certain reclassifications were made to the financial statements for the prior period to conform to current period presentation.

The interim financial information contained herein should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on February 21, 2017. Operating results for the quarter ended March 31, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or for any future interim periods.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

2. Basis of Presentation  – (continued)

Use of Estimates

The preparation of unaudited consolidated condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure related thereto at the date of the unaudited consolidated condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Management evaluates these estimates and assumptions on an ongoing basis.

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

Recently Issued Accounting Standards

On January 26, 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the measurement of goodwill subsequent to a business combination, and no longer requires an entity to perform a hypothetical purchase price allocation when computing implied fair value to measure goodwill impairment. Instead, impairment will be assessed by quantifying the difference between the fair value of a reporting unit and its carrying amount. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, on condition that the charge doesn’t exceed the total amount of goodwill allocated to that reporting unit. The guidance in the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 for public issuers and shall be applied prospectively. Early adoption is permitted. The Company will evaluate this ASU prospectively as part of its goodwill impairment testing when it adopts the provisions of this ASU.

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

On February 25, 2016, FASB issued ASU No. 2016-02, Leases (Topic 842), which requires a lessee to recognize assets and liabilities for leases with lease terms of more than 12 months. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, ASU 2016-02 will require all leases with an initial term greater than one year to be recognized on the balance sheet as a right-of-use asset and a lease liability.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

2. Basis of Presentation  – (continued)

The Company also serves as a lessor primarily through operating leases. The accounting for lessors is not expected to fundamentally change except for changes to conform and align existing guidance to the lessee guidance under ASU 2016-02, as well as to the new revenue recognition guidance in ASU 2014-09. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is allowed. The standard is to be applied using a modified retrospective approach. The Company has begun evaluating and planning for the adoption and implementation of ASU 2016-02, including assessing the overall impact. ASU 2016-02 will have a material impact on the Company’s consolidated balance sheets; however, the full impact to the overall financial statements has not yet been determined. The impact on the Company’s results of operations is being evaluated. The impact of this ASU is non-cash in nature and will not affect the Company’s cash position.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). The new guidance sets forth a five-step revenue recognition model which replaces the current revenue recognition guidance in its entirety and is intended to eliminate numerous industry-specific pieces of revenue recognition guidance and requires more detailed disclosures. To further assist with adoption and implementation of ASU 2014-09, the FASB issued the following ASUs:

•	ASU 2015-14 (Issued August 2015) — Revenue from Contracts with Customers (Topic 606): Deferral of the Effective Date;
•	ASU 2016-08 (Issued March 2016) — Principal versus Agent Consideration (Reporting Revenue Gross versus Net);
•	ASU 2016-10 (Issued April 2016) — Identifying Performance Obligations and Licensing;
•	ASU 2016-12 (Issued May 2016) — Narrow-Scope Improvements and Practical Expedients; and
•	ASU 2016-20 (Issued December 2016) — Technical Corrections and Improvements to Topic 606, Revenue from Contracts with Customers.

With the deferral, the new standard is effective for the Company on January 1, 2018.

There are two adoption methods available for implementation of the standard related to the recognition of revenue from contracts with customers. Under one method, the new guidance is applied retrospectively to contracts for each reporting period presented, subject to allowable practical expedients. Under the other method, the new guidance is applied only to the most current period presented, recognizing the cumulative effect of the change as an adjustment to the beginning balance of retained earnings, and also requires additional disclosures comparing the results to the previous guidance. The Company is going to adopt this standard using the modified retrospective method and is currently evaluating the impact that this standard will have on the Company’s consolidated financial statements, and the changes to its systems, processes and internal controls to meet the reporting and disclosure requirements.

Upon initial evaluation, the Company believes key changes in the standard that impact the Company’s revenue recognition relate to the allocation of contract revenue between various services and equipment, and the timing of when those revenue are recognized. The Company is still in the process of evaluating these impacts and other areas of the standard and its effect on the Company’s financial statements and related disclosures. The Company currently includes sales, excise and value-added taxes related to sales transactions within revenue on the consolidated statements of operations. Upon adoption of ASU 2014-09, the Company will exclude sales-based taxes collected on behalf of third parties from service and product revenue and include these amounts in cost of services and product sales. The result will be a reclassification on the consolidated statements of operations.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

2. Basis of Presentation  – (continued)

ASU 2014-09 also introduces new qualitative and quantitative disclosure requirements about contracts with customers including revenue and impairments recognized, disaggregation of revenue and information about contract balance and performance obligations. Information is required about significant judgments and changes in judgments in determining the timing of satisfaction of performance obligations. Additionally, the Company is in the process of evaluating what additional information will be disclosed, but expects the overall level of disclosures related to revenue recognition to increase.

On July 22, 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation”. The ASU will not apply to inventories that are measured by using either the last-in, first-out (LIFO) method or the retail inventory method. The guidance in the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company has adopted this ASU and determined that it had an immaterial impact to the Company’s financial condition, results of operations and cash flows.

3. Income per Share

Following is a reconciliation of the basic and diluted income per share computations ($ in thousands, except share and per share data):

	Quarter Ended March 31,
	2017	2016
Numerator:
Net income attributable to MIC	$36,015	$22,355
Diluted net income attributable to MIC	$36,015	$22,355
Denominator:
Weighted average number of shares outstanding: basic	82,138,168	80,113,011
Dilutive effect of restricted stock unit grants	9,595	8,660
Dilutive effect of fees to Manager-related party(1)	—	1,049,675
Weighted average number of shares outstanding: diluted	82,147,763	81,171,346
Income per share:
Basic income per share attributable to MIC	$0.44	$0.28
Diluted income per share attributable to MIC	$0.44	$0.28

(1)	Represents $67.8 million of the performance fee for the quarter ended June 30, 2015, which was reinvested in shares by the Manager on August 1, 2016. The weighted average potentially dilutive shares of common stock in the above table include shares assumed to have been reinvested in shares by the Manager in July 2015.

The effect of potentially dilutive shares for the quarter ended March 31, 2017 is calculated assuming that the restricted stock unit grants totaling 8,604 (net of forfeitures of 2,151 restricted stock unit grants forfeited on September 30, 2016) provided to the independent directors on May 18, 2016 and restricted stock units grants of 991 provided to a new independent director on November 1, 2016, which will all vest during the second quarter of 2017, had been fully converted to shares on those grant dates. The 2.875% Convertible Senior Notes due July 2019 and the 2.00% Convertible Senior Notes due October 2023 were anti-dilutive for the quarter ended March 31, 2017.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

3. Income per Share  – (continued)

The effect of potentially dilutive shares for the quarter ended March 31, 2016 is calculated assuming that (i) the restricted stock unit grants totaling 8,660 provided to the independent directors on June 18, 2015, which vested during the second quarter of 2016, had been fully converted to shares on the grant date and (ii) the $67.8 million of the performance fee for the quarter ended June 30, 2015, which was reinvested in shares by the Manager on August 1, 2016, had been reinvested in shares by the Manager in July 2015. The 2.875% Convertible Senior Notes due July 2019 that were issued on July 15, 2014 were anti-dilutive for the quarter ended March 31, 2016.

The following represents the weighted average potential dilutive shares of common stock that were excluded from the diluted income per share calculation:

	Quarter Ended March 31,
	2017	2016
2.875% Convertible senior notes due July 2019	4,222,378	4,139,250
2.00% Convertible senior notes due October 2023	3,596,901	—
Total	7,819,279	4,139,250

4. Property, Equipment, Land and Leasehold Improvements

Property, equipment, land and leasehold improvements at March 31, 2017 and December 31, 2016 consist of the following ($ in thousands):

	March 31, 2017	December 31, 2016
Land	$304,236	$304,240
Easements	131	131
Buildings	43,279	41,711
Leasehold and land improvements	698,412	673,122
Machinery and equipment	3,777,536	3,764,553
Furniture and fixtures	36,031	35,454
Construction in progress	249,076	233,184
	5,108,701	5,052,395
Less: accumulated depreciation	(762,104)	(705,859)
Property, equipment, land and leasehold improvements, net	$4,346,597	$4,346,536

5. Intangible Assets

Intangible assets at March 31, 2017 and December 31, 2016 consist of the following ($ in thousands):

	March 31, 2017	December 31, 2016
Contractual arrangements	$912,728	$912,728
Non-compete agreements	10,014	10,014
Customer relationships	348,678	348,678
Leasehold rights	350	350
Trade names	16,091	16,091
Technology	8,760	8,760
	1,296,621	1,296,621
Less: accumulated amortization	(425,343)	(407,650)
Intangible assets, net	$871,278	$888,971

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

5. Intangible Assets  – (continued)

The goodwill balance as of March 31, 2017 is comprised of the following ($ in thousands):

Goodwill acquired in business combinations, net of disposals, at December 31, 2016	$2,149,894
Accumulated impairment charges	(123,200)
Other	(2,285)
Balance at December 31, 2016	2,024,409
Purchase accounting adjustments related to prior year acquisition	75
Balance at March 31, 2017	$2,024,484

The Company tests for goodwill impairment at the reporting unit level on an annual basis on October 1st of each year and between annual tests if a triggering event indicates impairment. There were no triggering events indicating impairment for the quarter ended March 31, 2017.

6. Long-Term Debt

At March 31, 2017 and December 31, 2016, the Company’s consolidated long-term debt comprised the following ($ in thousands):

	March 31, 2017	December 31, 2016
IMTT	$1,198,975	$1,140,975
Atlantic Aviation	429,129	449,691
CP	599,160	604,862
MIC Hawaii	200,375	200,744
MIC Corporate	727,332	726,730
Total	3,154,971	3,123,002
Current portion	(42,782)	(40,016)
Long-term portion	3,112,189	3,082,986
Unamortized deferred financing costs(1)	(41,306)	(43,020)
Long-term portion less unamortized debt discount and deferred financing costs	$3,070,883	$3,039,966

(1)	The weighted average remaining life of the deferred financing costs at March 31, 2017 was 6.1 years.

The total undrawn capacity on the revolving credit facilities was $1.3 billion at March 31, 2017.

MIC Corporate

2.875% Convertible Senior Notes due July 2019

At March 31, 2017 and December 31, 2016, the Company had $350.0 million aggregate principal outstanding on its five-year, 2.875% convertible senior notes due July 2019. On March 1, 2017, the Company increased the conversion rate to 12.1717 shares of common stock per $1,000 principal amount in accordance with the agreement. The adjustment reflects the impact of dividends paid by the Company. At March 31, 2017, the fair value of these convertible senior notes was approximately $393.5 million. These convertible senior notes fall within Level 1 of the fair value hierarchy.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

6. Long-Term Debt  – (continued)

2.00% Convertible Senior Notes due October 2023

At March 31, 2017 and December 31, 2016, the Company had $377.4 million and $376.8 million, respectively, outstanding on its seven year, 2.0% convertible senior notes due October 2023. At March 31, 2017, the fair value of the liability component of these convertible senior notes was approximately $371.0 million. These convertible senior notes fall within Level 1 of the fair value hierarchy. The 2.00% Convertible Senior Notes due October 2023 consisted of the following ($ in thousands):

	March 31, 2017	December 31, 2016
Liability Component:
Principal	$402,500	$402,500
Unamortized debt discount	(25,122)	(25,741)
Long-term debt, net of unamortized debt discount	377,378	376,759
Unamortized deferred financing costs	(9,771)	(9,934)
Net carrying amount	$367,607	$366,825
Equity Component	$26,748	$26,748

For the quarter ended March 31, 2017, total interest expense recognized related to the 2.00% Convertible Senior Notes due October 2023 ($ in thousands):

Quarter Ended March 31, 2017
Contractual interest expense	$1,744
Amortization of debt discount	619
Amortization of deferred financing costs	381
Total interest expense	$2,744

IMTT

During the quarter ended March 31, 2017, IMTT drew down $104.0 million and repaid $46.0 million on its USD revolving credit facility primarily for general corporate purposes. At March 31, 2017, the undrawn portion on its USD revolving credit facility and CAD revolving credit facility were $460.0 million and $50.0 million, respectively.

Atlantic Aviation

From April 1, 2017, Atlantic Aviation drew down an additional $69.5 million to fund a fixed based operation (FBO) acquisition and for general corporate purposes.

MIC Hawaii

In February 2017, Hawaii Gas exercised the first of two one-year extensions related to its $80.0 million secured term loan facility and its $60.0 million revolving credit facility. The maturities have been extended to February 2022 and no changes were made to any other terms.

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

At March 31, 2017, the Company had $3.2 billion of current and long-term debt, of which $1.4 billion was economically hedged with interest rate contracts, $1.6 billion was fixed rate debt and $128.2 million was unhedged. The Company does not use hedge accounting. All movements in the fair value of the interest rate derivatives are recorded directly through earnings.

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

The Company’s fair value measurements of its derivative instruments and the related location of the assets and liabilities within the consolidated condensed balance sheets at March 31, 2017 and December 31, 2016 were ($ in thousands):

	Assets (Liabilities) at Fair Value
Balance Sheet Location	March 31, 2017	December 31, 2016
Fair value of derivative instruments – current assets	$4,515	$5,514
Fair value of derivative instruments – noncurrent assets	25,850	30,781
Total derivative contracts – assets	$30,365	$36,295
Fair value of derivative instruments – current liabilities	$(5,902)	$(9,297)
Fair value of derivative instruments – noncurrent liabilities	(5,403)	(5,966)
Total derivative contracts – liabilities	$(11,305)	$(15,263)

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

7. Derivative Instruments and Hedging Activities  – (continued)

The Company’s hedging activities for the quarters ended March 31, 2017 and 2016 and the related location within the consolidated condensed statements of operations were ($ in thousands):

	Amount of (Loss) Gain Recognized in Consolidated Condensed Statements of Operations for the Quarter Ended March 31,
Financial Statement Account	2017	2016
Interest expense – interest rate caps	$(133)	$—
Interest expense – interest rate swaps	1,087	(31,826)
Cost of product sales – commodity swaps	(3,984)	2,306
Total	$(3,030)	$(29,520)

All of the Company’s derivative instruments are collateralized by the assets of the respective businesses.

8. Stockholders’ Equity

2016 Omnibus Employee Incentive Plan

On May 18, 2016, the Company adopted the 2016 Omnibus Employee Incentive Plan (Plan). The Plan provides for the issuance of equity awards covering up to 500,000 shares of common stock to attract, retain, and motivate employees, consultants and others who perform services for the Company and its subsidiaries. Under the Plan, the Compensation Committee determines the persons who will receive awards, the time at which they are granted and the terms of the awards. Type of awards include stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, cash-based awards and other stock-based awards. At March 31, 2017, there were no awards outstanding under this Plan.

Shelf Registration Statement Renewal

On April 5, 2016, the Company filed an automatic shelf registration statement on Form S-3 (shelf) with the SEC to issue and sell an indeterminate amount of its common stock, preferred stock and debt securities in one or more future offerings.

At the Market (ATM) Program

On June 24, 2015, the Company entered into an equity distribution agreement providing for the sale by the Company, from time to time, of shares of its common stock having an aggregate gross offering price of up to $400.0 million. Sales of shares may be made in privately negotiated transactions and/or any other method permitted by law, including sales deemed to be an “at the market” offering, which includes sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on an exchange. Under the terms of the equity distribution agreement, the Company may also sell shares to any sales agent as principal for its own account. The Company is under no obligation to sell shares under the ATM Program. From inception, the Company sold 153,692 shares of common stock pursuant to the agreement for net proceeds of $12.6 million (after commissions and fees).

MIC Direct

The Company maintains a dividend reinvestment/direct stock purchase program, named “MIC Direct”, that allows for the issuance of up to 1.0 million additional shares of common stock to participants in this program. At March 31, 2017, 908,209 shares remained unissued under MIC Direct. The Company may also choose to fill requests for reinvestment of dividends or share purchases through MIC Direct via open market purchases.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

8. Stockholders’ Equity  – (continued)

Accumulated Other Comprehensive Loss

The following represents the changes and balances to the components of accumulated other comprehensive loss for the quarters ended March 31, 2017 and 2016 ($ in thousands):

	Post-Retirement Benefit Plans, net of taxes	Translation Adjustment, net of taxes(1)	Total Accumulated Other Comprehensive Loss, net of taxes	Noncontrolling Interests	Total Stockholders’ Accumulated Other Comprehensive Loss, net of taxes
Balance at December 31, 2015	$(14,788)	$(14,530)	$(29,318)	$6,023	$(23,295)
Translation adjustment	—	3,563	3,563	(1,434)	2,129
Purchase of noncontrolling interest(2)	—	—	—	(4,589)	(4,589)
Balance at March 31, 2016	$(14,788)	$(10,967)	$(25,755)	$—	$(25,755)
Balance at December 31, 2016	$(16,805)	$(12,155)	$(28,960)	$—	$(28,960)
Balance at March 31, 2017	$(16,805)	$(12,155)	$(28,960)	$—	$(28,960)

(1)	Translation adjustment is presented net of tax expense of $1.5 million for the quarter ended March 31, 2016.
(2)	On March 31, 2016, IMTT acquired the remaining 33.3% interest in its Quebec terminal that it did not previously own. As part of this transaction, the translation adjustment of $4.6 million, net of taxes, was reclassified from noncontrolling interests to accumulated other comprehensive loss.

9. Reportable Segments

At March 31, 2017, the Company’s businesses consist of four reportable segments: IMTT, Atlantic Aviation, CP and MIC Hawaii.

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

Atlantic Aviation

Atlantic Aviation derives the majority of its revenue from fuel delivery services and from other airport services, including de-icing and aircraft hangar rental. All of the revenue of Atlantic Aviation is generated at airports in the U.S. At March 31, 2017, the business operates at 69 airports. Revenue from Atlantic Aviation is included in service revenue.

CP

The CP business segment derives revenue from solar, wind and gas-fired power facilities. Revenue from the solar, wind and gas-fired power facilities are included in product revenue. As of March 31, 2017, the Company has controlling interests in six utility-scale solar photovoltaic facilities, two wind facilities and 100% ownership of a gas-fired facility that are located in the United States.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

9. Reportable Segments  – (continued)

The solar and wind facilities that are operational at March 31, 2017 have an aggregate generating capacity of 340 megawatt (MW) of wholesale electricity to utilities. These facilities sell substantially all of the electricity generated, subject to agreed upon pricing formulas, to electric utilities pursuant to long-term (typically 20 – 25 years) power purchase agreements (PPAs). These projects are held in LLCs, and are treated as partnerships for income tax purposes, with co-investors. The acquisition price on these projects can vary depending on, among other things, factors such as the size of the project, PPA terms, eligibility for tax incentives, debt package, operating cost structure and development stage. A completed project takes out all of the construction risk, testing and costs associated with construction contracts.

The Company has certain rights to make decisions over the management and operations of these solar and wind facilities. The Company has determined that it is appropriate to consolidate these projects, with the co-investors’ interest reflected as noncontrolling interests in the consolidated condensed financial statements.

The Company owns 100% of Bayonne Energy Center (BEC), a 512 MW gas-fired facility located in Bayonne, New Jersey, adjacent to IMTT’s Bayonne facility. BEC has tolling agreements with a creditworthy off-taker for 62.5% of its power generating capacity and power produced is delivered to New York City via a dedicated transmission cable under New York Harbor. The tolling agreements generate revenue whether or not the facility is in use for power production. In addition to revenue related to the tolling agreement and capacity payments from the grid operator, BEC generates an energy margin when the facility is dispatched.

MIC Hawaii

MIC Hawaii comprises: Hawaii Gas, Hawaii’s only government-franchised gas utility and an unregulated liquefied petroleum gas distribution business providing gas and related services to commercial, residential and governmental customers; a mechanical contractor focused on designing and constructing energy efficient and related building infrastructure; and controlling interests in renewable and distributed power facilities including two facilities on Oahu. Revenue from Hawaii Gas and the renewable power facilities are recorded in product revenue. Revenue from the mechanical contractor business is recorded in service revenue.

Revenue from the Hawaii Gas business is generated from the distribution and sales of synthetic natural gas (SNG), liquefied petroleum gas (LPG) and liquefied natural gas (LNG). Revenue is primarily a function of the volume of SNG, LPG and LNG consumed by customers and the price per thermal unit or gallon charged to customers. Revenue levels, without organic growth, will generally track global commodity prices, namely petroleum and natural gas, as its products are derived from these commodities.

All of the MIC business segments are managed separately and management has chosen to organize the Company around the distinct products and services offered. Selected information by segment is presented in the following tables.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

9. Reportable Segments  – (continued)

Revenue from external customers for the Company’s consolidated reportable segments were ($ in thousands):

	Quarter Ended March 31, 2017
	IMTT	Atlantic Aviation	Contracted Power	MIC Hawaii	Intersegment Revenue	Total Reportable Segments
Service revenue	$138,817	$212,753	$—	$13,457	$(1,223)	$363,804
Product revenue	—	—	28,070	59,583	—	87,653
Total revenue	$138,817	$212,753	$28,070	$73,040	$(1,223)	$451,457

	Quarter Ended March 31, 2016
	IMTT	Atlantic Aviation	Contracted Power	MIC Hawaii	Intersegment Revenue	Total Reportable Segments
Service revenue	$135,425	$177,988	$—	$—	$(1,172)	$312,241
Product revenue	—	—	30,179	53,967	—	84,146
Total revenue	$135,425	$177,988	$30,179	$53,967	$(1,172)	$396,387

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

	Quarter Ended March 31, 2017
	IMTT	Atlantic Aviation	Contracted Power	MIC Hawaii	Total Reportable Segments
Net income (loss)	$23,816	$21,826	$(1,939)	$4,873	$48,576
Interest expense, net	8,757	3,446	5,383	1,711	19,297
Provision for income taxes	16,548	14,550	27	3,379	34,504
Depreciation	28,760	11,589	14,233	3,099	57,681
Amortization of intangibles	2,760	13,444	1,107	382	17,693
Pension expense	2,416	5	—	273	2,694
Other non-cash expense (income)	68	62	(2,024)	5,571	3,677
EBITDA excluding non-cash items	$83,125	$64,922	$16,787	$19,288	$184,122

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

9. Reportable Segments  – (continued)

	Quarter Ended March 31, 2016
	IMTT	Atlantic Aviation	Contracted Power	MIC Hawaii	Total Reportable Segments
Net income (loss)	$16,217	$14,358	$(9,223)	$9,069	$30,421
Interest expense, net	19,871	13,314	17,848	2,424	53,457
Provision (benefit) for income taxes	11,229	9,742	(2,304)	5,911	24,578
Depreciation	29,865	8,373	12,739	2,244	53,221
Amortization of intangibles	2,756	13,818	1,107	106	17,787
Pension expense	1,831	17	—	350	2,198
Other non-cash expense (income)	443	(91)	(2,020)	(2,752)	(4,420)
EBITDA excluding non-cash items	$82,212	$59,531	$18,147	$17,352	$177,242

Reconciliations of total reportable segments’ EBITDA excluding non-cash items to consolidated net income before income taxes were ($ in thousands):

	Quarter Ended March 31,
	2017	2016
Total reportable segments EBITDA excluding non-cash items	$184,122	$177,242
Interest income	34	33
Interest expense	(25,482)	(56,895)
Depreciation	(57,681)	(53,221)
Amortization of intangibles	(17,693)	(17,787)
Selling, general and administrative expenses - Corporate and Other	(3,995)	(1,455)
Fees to Manager – related party	(18,223)	(14,796)
Pension expense	(2,694)	(2,198)
Other (expense) income, net	(3,677)	4,420
Total consolidated net income before income taxes	$54,711	$35,343

Capital expenditures, on a cash basis, for the Company’s reportable segments were ($ in thousands):

	Quarter Ended March 31,
	2017	2016
IMTT	$15,263	$23,408
Atlantic Aviation	19,245	21,271
Contracted Power	19,179	5,840
MIC Hawaii	6,115	12,074
Total capital expenditure of reportable segments	$59,802	$62,593
Corporate and other	67	—
Total consolidated capital expenditure	$59,869	$62,593

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

9. Reportable Segments  – (continued)

Property, equipment, land and leasehold improvements, net, goodwill and total assets for the Company’s reportable segments and its reconciliation to consolidated total assets were ($ in thousands):

	Property, Equipment, Land and Leasehold Improvements, net		Goodwill		Total Assets
	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016	March 31, 2017	December 31, 2016
IMTT	$2,200,816	$2,218,256	$1,411,029	$1,411,029	$3,944,515	$3,978,379
Atlantic Aviation	469,309	465,096	468,419	468,419	1,552,016	1,564,668
Contracted Power	1,393,722	1,383,289	21,628	21,628	1,532,279	1,516,602
MIC Hawaii	282,589	279,863	123,408	123,333	507,860	501,713
Total assets of reportable segments	$4,346,436	$4,346,504	$2,024,484	$2,024,409	$7,536,670	$7,561,362
Corporate and other	161	32	—	—	1,892	(2,109)
Total consolidated assets	$4,346,597	$4,346,536	$2,024,484	$2,024,409	$7,538,562	$7,559,253

10. Related Party Transactions

Management Services

At March 31, 2017 and December 31, 2016, the Manager held 4,719,044 shares and 4,510,795 shares, respectively, of the Company. Pursuant to the terms of the Third Amended and Restated Management Services Agreement (Management Agreement), the Manager may sell these shares at any time. Under the Management Agreement, the Manager, at its option, may reinvest base management fees and performance fees, if any, in shares of the Company.

Since January 1, 2016, the Company paid the Manager cash dividends on shares held for the following periods:

Declared	Period Covered	$ per Share	Record Date	Payable Date	Cash Paid to Manager (in thousands)
May 2, 2017	First quarter 2017	$1.32	May 15, 2017	May 18, 2017	(1)
February 17, 2017	Fourth quarter 2016	1.31	March 3, 2017	March 8, 2017	$6,080
October 27, 2016	Third quarter 2016	1.29	November 10, 2016	November 15, 2016	5,620
July 28, 2016	Second quarter 2016	1.25	August 11, 2016	August 16, 2016	8,743
April 28, 2016	First quarter 2016	1.20	May 12, 2016	May 17, 2016	6,981
February 18, 2016	Fourth quarter 2015	1.15	March 3, 2016	March 8, 2016	6,510

(1)	The amount of dividends payable to the Manager for the first quarter of 2017 will be determined on May 15, 2017, the record date.

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

In accordance with the Management Agreement, the Manager is entitled to a monthly base management fee based primarily on the Company’s market capitalization, and potentially a quarterly performance fee based on the total shareholder return relative to a U.S. utilities index. Currently, the Manager has elected to reinvest

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10. Related Party Transactions  – (continued)

the future base management fees and performance fees, if any, in additional shares. For the quarters ended March 31, 2017 and 2016, the Company incurred base management fees of $18.2 million and $14.8 million, respectively. For the quarters ended March 31, 2017 and 2016, the Manager did not earn any performance fees. For the quarter ended June 30, 2015, the Company incurred a performance fee of $135.6 million. In July 2015, the Board requested, and the Manager agreed, that $67.8 million of the performance fee be settled in cash in July 2015 to minimize dilution. The remaining $67.8 million obligation was settled and reinvested in 944,046 shares by the Manager on August 1, 2016. In all of the periods shown below, our Manager elected to reinvest any fees to which it was entitled in additional shares.

The unpaid portion of the base management fees and performance fees, if any, at the end of each reporting period is included in Due to Manager-related party in the consolidated condensed balance sheets.

Period	Base Management Fee Amount ($ in Thousands)	Performance Fee Amount ($ in Thousands)	Shares Issued
2017 Activity:
First quarter 2017	$18,223	$—	232,398	(1)
2016 Activities:
Fourth quarter 2016	$18,916	$—	230,773
Third quarter 2016	18,382	—	232,488
Second quarter 2016	16,392	—	232,835
First quarter 2016	14,796	—	234,179

(1)	The Manager elected to reinvest all of the monthly base management fees for the first quarter of 2017 in shares. The Company issued 232,398 shares for the quarter ended March 31, 2017, including 77,563 shares that were issued in April 2017 for the March 2017 monthly base management fee.

The Manager is not entitled to any other compensation and all costs incurred by the Manager, including compensation of seconded staff, are paid by the Manager out of its base management fee. However, the Company is responsible for other direct costs including, but not limited to, expenses incurred in the administration or management of the Company and its subsidiaries, income taxes, audit and legal fees, acquisitions and dispositions and its compliance with applicable laws and regulations. During the quarters ended March 31, 2017 and 2016, the Manager charged the Company $289,000 and $71,000, respectively, for reimbursement of out-of-pocket expenses. The unpaid portion of the out-of-pocket expenses at the end of the reporting period is included in Due to Manager-related party in the consolidated condensed balance sheets.

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

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10. Related Party Transactions  – (continued)

On June 24, 2015, the Company commenced the ATM program where the Company may offer and sell shares of its common stock, par value $0.001 per share, from time to time having an aggregate gross offering price of up to $400.0 million. These sales, if any, will be made pursuant to the terms of an equity distribution agreement entered into between the Company and the sales agents, with MCUSA being one of the sales agents. Under the terms of the equity distribution agreement, the Company may also sell shares to any sales agent as principal for its own account at a price agreed upon at the time of the sale. For the quarters ended March 31, 2017 and 2016, the Company did not engage MCUSA for such activities.

Long-Term Debt

Atlantic Aviation’s $70.0 million revolving credit facility was provided by various financial institutions, including MBL which provided $15.7 million. For the quarter ended March 31, 2016, Atlantic Aviation incurred and paid $29,000 in interest expense related to MBL’s portion of the revolving credit facility. In October 2016, the revolving credit facility was terminated in conjunction with the completion of the refinancing of Atlantic Aviation’s new credit facility.

The Company has a $410.0 million senior secured revolving credit facility at the holding company that is provided by various financial institutions, of which $50.0 million is provided by MIHI LLC. For the quarters ended March 31, 2017 and 2016, the Company incurred $34,000 and $40,000, respectively, in interest expense related to MIHI LLC’s portion of the MIC senior secured revolving credit facility.

Other Transactions

Macquarie Energy North America Trading, Inc. (MENAT), an indirect subsidiary of Macquarie Group Limited, enters into contracts with IMTT to lease capacity. At March 31, 2017 and 2016, MENAT leased 200,000 and 921,000 barrels of capacity from IMTT, respectively, and recognized $613,000 and $1.2 million in revenue during the quarters ended March 31, 2017 and 2016, respectively.

11. Income Taxes

The Company expects to incur federal consolidated taxable income for the year ending December 31, 2017, which will be fully offset by the Company’s net operating loss (NOL) carryforwards. The Company believes that it will be able to utilize all of its federal prior year NOLs, which will begin to expire after 2028 and completely expire after 2035.

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

13. Subsequent Events

Dividend

On May 2, 2017, the Board of Directors declared a dividend of $1.32 per share for the quarter ended March 31, 2017, which is expected to be paid on May 18, 2017 to holders of record on May 15, 2017.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

There have been no changes to legal proceedings set forth under Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on February 21, 2017.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on February 21, 2017.

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

MACQUARIE INFRASTRUCTURE CORPORATION (Registrant)
Dated: May 3, 2017	By: /s/ James Hooke Name: James Hooke Title: Chief Executive Officer
Dated: May 3, 2017	By: /s/ Liam Stewart Name: Liam Stewart Title: Chief Financial Officer

EXHIBIT INDEX

Number	Description
3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 21, 2015).
3.2	Amended and Restated Bylaws of the Registrant, dated as of February 18, 2016 (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on February 23, 2016).
10.1*†	Amendment No. 1, dated as of February 21, 2017, to the Amended and Restated Credit Agreement, dated as of February 10, 2016, among HGC Holdings LLC, Wells Fargo Bank N.A., as administrative agent, and the lenders party thereto.
10.2*†	Amendment No. 1, dated as of February 21, 2017, to the Amended and Restated Credit Agreement, dated as of February 10, 2016, among The Gas Company LLC, Wells Fargo Bank N.A., as administrative agent, and the lenders party thereto.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer
32.2**	Section 1350 Certification of Chief Financial Officer
101.0*	The following materials from the Quarterly Report on Form 10-Q of Macquarie Infrastructure Corporation for the quarter ended March 31, 2017, filed on May 3, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets as of March 31, 2017 (Unaudited) and December 31, 2016, (ii) the Consolidated Condensed Statements of Operations for the quarters ended March 31, 2017 and 2016 (Unaudited), (iii) the Consolidated Condensed Statements of Comprehensive Income for the quarters ended March 31, 2017 and 2016 (Unaudited), (iv) the Consolidated Condensed Statements of Cash Flows for the quarters ended March 31, 2017 and 2016 (Unaudited) and (v) the Notes to Consolidated Condensed Financial Statements (Unaudited).

*	Filed herewith.
**	Furnished herewith.
†	The Registrant does not deem this agreement material pursuant to Regulation S-K Item 601(b)(10).

E-1