Form 10-Q
period 2017-06-30
Macquarie Infrastructure Corp
filed 2017-08-02
CIK 1289790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2017

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

There were 82,667,915 shares of common stock, with $0.001 par value, outstanding at August 1, 2017.

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

PART I

FINANCIAL INFORMATION

Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion of the financial condition and results of operations of Macquarie Infrastructure Corporation (MIC) should be read in conjunction with the consolidated condensed financial statements and the notes to those statements included elsewhere herein.

MIC is a Delaware corporation formed on May 21, 2015. MIC’s predecessor, Macquarie Infrastructure Company LLC, was formed on April 13, 2004. Except as otherwise specified, all references in this Form 10-Q to “MIC”, “we”, “us”, and “our” refer to Macquarie Infrastructure Corporation and its subsidiaries.

MIC is externally managed by Macquarie Infrastructure Management (USA) Inc. (our Manager), pursuant to the terms of a Management Services Agreement, that is subject to the oversight and supervision of our Board of Directors. The majority of the members of our Board of Directors have no affiliation with Macquarie. Our Manager is a member of the Macquarie Group of companies comprising the Macquarie Group Limited and its subsidiaries and affiliates worldwide. Macquarie Group Limited is headquartered in Australia and is listed on the Australian Stock Exchange.

We currently own and operate a diversified portfolio of businesses that provide services to other businesses, government agencies and individuals primarily in the U.S. The businesses we own and operate are organized into four segments:

•	International-Matex Tank Terminals (IMTT): a marine terminals business providing bulk liquid storage, handling and other services to third parties at ten terminals in the U.S. and two in Canada;
•	Atlantic Aviation: a provider of fuel, terminal, aircraft hangaring and other services primarily to owners and operators of general aviation (GA) jet aircraft at 70 airports throughout the U.S.;
•	Contracted Power (CP): comprising a gas-fired facility and controlling interests in wind and solar facilities in the U.S.; and
•	MIC Hawaii: comprising an energy company that processes and distributes gas and provides related services (Hawaii Gas), and several smaller businesses collectively engaged in efforts to reduce the cost and improve the reliability and sustainability of energy, all based in Hawaii.

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

Dividends

Since January 1, 2016, MIC has paid or declared the following dividends:

Declared	Period Covered	$ per Share	Record Date	Payable Date
August 1, 2017	Second quarter 2017	$1.38	August 14, 2017	August 17, 2017
May 2, 2017	First quarter 2017	1.32	May 15, 2017	May 18, 2017
February 17, 2017	Fourth quarter 2016	1.31	March 3, 2017	March 8, 2017
October 27, 2016	Third quarter 2016	1.29	November 10, 2016	November 15, 2016
July 28, 2016	Second quarter 2016	1.25	August 11, 2016	August 16, 2016
April 28, 2016	First quarter 2016	1.20	May 12, 2016	May 17, 2016
February 18, 2016	Fourth quarter 2015	1.15	March 3, 2016	March 8, 2016

We currently intend to maintain, and where possible, increase our quarterly cash dividend to our shareholders. The MIC Board has authorized a quarterly cash dividend of $1.38 per share for the quarter ended June 30, 2017, or a 4.5% increase over the dividend for the quarter ended March 31, 2017 and 10.4% increase over the dividend for the quarter ended June 30, 2016. In determining whether to adjust the amount of our quarterly dividend, our Board will take into account such matters as the state of the capital markets and general business conditions, the Company’s financial condition, results of operations, capital requirements, capital opportunities and any contractual, legal and regulatory restrictions on the payment of dividends by the Company to its stockholders or by its subsidiaries to the Company, and any other factors that it deems relevant, subject to maintaining a prudent level of reserves and without creating undue volatility in the amount of such dividends where possible. Moreover, the Company’s senior secured credit facility and the debt commitments at our businesses contain restrictions that may limit the Company’s ability to pay dividends. Although historically we have declared cash dividends on our shares, any or all of these or other factors could result in the modification of our dividend policy, or the reduction, modification or elimination of our dividend in the future.

Shared Services Initiative

We have implemented a shared services initiative to consolidate common back-office functions across our businesses, including Accounting, Human Resources, Tax, Information Technology and Risk Management support. We have incurred, and expect to continue to incur, implementation costs in 2017, principally in relation to severance and consulting services, and we expect to realize full year savings from this initiative in 2018. The expected savings will not be spread evenly or proportionally across our businesses.

Results of Operations

Consolidated

Key Factors Affecting Operating Results for the Quarter:

•	growth in contributions from Atlantic Aviation and IMTT; and
•	contributions from acquisitions; partially offset by
•	unrealized losses on commodity hedges at Hawaii Gas; and
•	cost increases related to implementation of a shared services initiative and evaluation of various investment and acquisition opportunities.

Our consolidated results of operations are as follows:

	Quarter Ended June 30,		Change Favorable/ (Unfavorable)		Six Months Ended June 30,		Change Favorable/ (Unfavorable)
	2017	2016	$	%	2017	2016	$	%
	($ In Thousands, Except Share and Per Share Data) (Unaudited)
Revenue
Service revenue	$345,045	$306,221	38,824	12.7	$708,849	$618,462	90,387	14.6
Product revenue	93,945	91,358	2,587	2.8	181,598	175,504	6,094	3.5
Total revenue	438,990	397,579	41,411	10.4	890,447	793,966	96,481	12.2
Costs and expenses
Cost of services	147,114	120,857	(26,257)	(21.7)	301,820	237,320	(64,500)	(27.2)
Cost of product sales	40,249	35,018	(5,231)	(14.9)	87,474	68,078	(19,396)	(28.5)
Selling, general and administrative	82,967	72,430	(10,537)	(14.5)	159,919	144,714	(15,205)	(10.5)
Fees to Manager – related party	18,433	16,392	(2,041)	(12.5)	36,656	31,188	(5,468)	(17.5)
Depreciation	57,063	59,662	2,599	4.4	114,744	112,883	(1,861)	(1.6)
Amortization of intangibles	15,898	16,713	815	4.9	33,591	34,500	909	2.6
Total operating expenses	361,724	321,072	(40,652)	(12.7)	734,204	628,683	(105,521)	(16.8)
Operating income	77,266	76,507	759	1.0	156,243	165,283	(9,040)	(5.5)
Other income (expense)
Interest income	41	25	16	64.0	75	58	17	29.3
Interest expense(1)	(35,356)	(39,502)	4,146	10.5	(60,838)	(96,397)	35,559	36.9
Other income, net	1,738	271	1,467	NM	2,920	3,700	(780)	(21.1)
Net income before income taxes	43,689	37,301	6,388	17.1	98,400	72,644	25,756	35.5
Provision for income taxes	(17,664)	(16,220)	(1,444)	(8.9)	(39,737)	(31,387)	(8,350)	(26.6)
Net income	$26,025	$21,081	4,944	23.5	$58,663	$41,257	17,406	42.2
Less: net income (loss) attributable to noncontrolling interests	5	1,889	1,884	99.7	(3,372)	(290)	3,082	NM
Net income attributable to MIC	$26,020	$19,192	6,828	35.6	$62,035	$41,547	20,488	49.3
Basic income per share attributable to MIC	$0.32	$0.24	0.08	33.3	$0.75	$0.52	0.23	44.2
Weighted average number of shares outstanding: basic	82,430,324	80,369,575	2,060,749	2.6	82,285,053	80,241,293	2,043,760	2.5

NM — Not meaningful

(1)	Interest expense includes losses on derivative instruments of $7.7 million and $6.8 million for the quarter and six months ended June 30, 2017, respectively. For the quarter and six months ended June 30, 2016, interest expense includes losses on derivative instruments of $14.9 million and $46.7 million, respectively.

Results of Operations: Consolidated – (continued)

Revenue

Consolidated revenue increased for the quarter and six months ended June 30, 2017 compared with the quarter and six months ended June 30, 2016 primarily as a result of an increase in the wholesale cost of fuel and an increase in the volume of fuel sold at Atlantic Aviation, contributions from acquisitions generally and an increased contribution from IMTT including recognition of deferred revenue resulting from termination of a construction project by a biodiesel customer.

Cost of Services and Product Sales

Consolidated cost of services and product sales increased for the quarter and six months ended June 30, 2017 compared with the quarter and six months ended June 30, 2016 primarily due to an increase in the wholesale cost of jet fuel and propane, contributions from acquisitions generally and unrealized losses on commodity hedges.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the quarter and six months ended June 30, 2017 compared with the quarter and six months ended June 30, 2016 primarily due to (i) $3.1 million and $5.4 million, respectively, of costs incurred in connection with the implementation of our shared services initiative; (ii) $4.9 million of costs incurred in connection with the evaluation of various investment and acquisition opportunities; and (iii) incremental costs associated with acquired businesses.

Fees to Manager

Our Manager is entitled to a monthly base management fee based primarily on our market capitalization and potentially a quarterly performance fee based on the total stockholder return relative to a U.S. utilities index. For the quarter and six months ended June 30, 2017, we incurred base management fees of $18.4 million and $36.7 million, respectively, compared with $16.4 million and $31.2 million for the quarter and six months ended June 30, 2016, respectively. No performance fees were generated in any of the above periods. The unpaid portion of base management fees and performance fees, if any, at the end of each reporting period is included in Due to Manager-related party in our consolidated condensed balance sheets.

In all of the periods shown below, our Manager elected to reinvest any fees to which it was entitled in additional shares. In accordance with the Third Amended and Restated Management Service Agreement, our Manager has currently elected to reinvest future base management fees and performance fees, if any, in additional shares.

Period	Base Management Fee Amount ($ in Thousands)	Performance Fee Amount ($ in Thousands)	Shares Issued
2017 Activities:
Second quarter 2017	$18,433	$—	233,394	(1)
First quarter 2017	18,223	—	232,398
2016 Activities:
Fourth quarter 2016	$18,916	$—	230,773
Third quarter 2016	18,382	—	232,488
Second quarter 2016	16,392	—	232,835
First quarter 2016	14,796	—	234,179

(1)	Our Manager elected to reinvest all of the monthly base management fees for the second quarter of 2017 in shares. We issued 233,394 shares for the quarter ended June 30, 2017, including 77,860 shares that were issued in July 2017 for the June 2017 monthly base management fee.

Results of Operations: Consolidated – (continued)

Depreciation

Depreciation expense decreased for the quarter ended June 30, 2017 compared with the quarter ended June 30, 2016 primarily due to the write-off of tanks and docks in 2016 at IMTT. Depreciation expense increased for the six months ended June 30, 2017 compared with the six months ended June 30, 2016 primarily as a result of assets placed in service and contribution from acquisitions.

Interest Expense and Losses on Derivative Instruments

Interest expense includes losses on derivative instruments of $7.7 million and $6.8 million for the quarter and six months ended June 30, 2017, respectively, compared with losses on derivative instruments of $14.9 million and $46.7 million for the quarter and six months ended June 30, 2016, respectively. Gains and losses on derivatives recorded in interest expense are attributable to the change in fair value of interest rate hedging instruments. For the six months ended June 30, 2016, interest expense also included the non-cash write-off of deferred financing costs at Hawaii Gas related to the February 2016 refinancing of its $80.0 million term loan debt and its $60.0 million revolving credit facility. Excluding the derivative adjustments and deferred financing cost write-offs, interest expense decreased for the quarter and six months ended June 30, 2017 compared with the quarter and six months ended June 30, 2016 primarily due to a reduction in the weighted average interest rate, partially offset by a higher average debt balance. Cash interest expense was $26.4 million and $52.3 million for the quarter and six months ended June 30, 2017, respectively, compared with $27.2 million and $54.6 million for the quarter and six months ended June 30, 2016, respectively. See discussions of interest expense for each of our operating businesses below.

Other Income, net

Other income, net, increased for the quarter ended June 30, 2017 compared with the quarter ended June 30, 2016 as a result of financing income from a third party developer of renewable projects on a revolving credit facility provided by our CP business and the associated development profit. Other income, net, decreased for the six months ended June 30, 2017 compared with the six months ended June 30, 2016 primarily due to the absence of insurance recoveries totaling $2.5 million from losses incurred at IMTT.

Income Taxes

We file a consolidated federal income tax return that includes the financial results for IMTT, Atlantic Aviation, Bayonne Energy Center (BEC), MIC Hawaii and our allocable share of the taxable income (loss) from our solar and wind facilities. The solar and wind facilities are held by limited liability companies and are treated as partnerships for tax purposes. Pursuant to a tax sharing agreement, the businesses included in our consolidated federal income tax return pay MIC an amount equal to the federal income tax each would have paid on a standalone basis as if they were not part of the consolidated federal income tax return.

For the year ending December 31, 2017, we expect any consolidated federal income tax liability our businesses may generate to be fully offset by net operating loss (NOL) carryforwards. Our federal NOL balance at December 31, 2016 was $398.1 million. We believe that we will be able to utilize all of our federal prior year NOLs and, together with planned tax strategies, we do not expect to make regular federal income tax payments any earlier than the second half of 2019.

At June 30, 2017, we expected that for the year ending December 31, 2017 we would report current year taxable income of approximately $95.0 million and pay approximately $1.5 million in Alternative Minimum Tax, net of available investment tax credits. In May 2017, we completed an investment in a renewable project that will, provided it has reached commercial operations prior to year-end, generate investment tax credits that would entirely offset the forecasted Alternative Minimum Tax. The project is expected to be in service during the fourth quarter of 2017.

For the year ending December 31, 2017, we expect our businesses collectively to pay state income taxes of approximately $13.5 million. In calculating our consolidated state income tax provision, we have provided a valuation allowance for certain state income tax NOLs, the use of which is uncertain.

Results of Operations: Consolidated – (continued)

Protecting Americans from Tax Hikes Act (PATH Act)

The PATH Act retroactively extends several tax provisions applicable to corporations, including the extension of 50% bonus depreciation for eligible property placed in service in 2015, 2016 and 2017, 40% bonus depreciation for eligible property placed in service in 2018 and 30% bonus depreciation for eligible property placed in service in 2019. Other than the extension of the bonus depreciation provision, the Company does not expect the provisions of the PATH Act to have a material effect on its tax profile.

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

Given our varied ownership levels in our CP and MIC Hawaii segments, together with our obligations to report the results of these businesses on a consolidated basis, GAAP measures such as net income (loss) do not fully reflect all of the items we consider in assessing the amount of cash generated based on our ownership interest in our businesses. We note that the proportionately combined metrics used may be calculated in a different manner by other companies and may limit their usefulness as a comparative measure. Therefore, proportionately combined metrics should be used as a supplemental measure and not in lieu of our financial results reported under GAAP.

Our businesses are characteristically owners of high-value, long-lived assets capable of generating substantial Free Cash Flow. We define Free Cash Flow as cash from operating activities — the most comparable GAAP measure — which includes cash paid for interest, taxes and pension contributions, less maintenance capital expenditures, which includes principal repayments on capital lease obligations used to fund maintenance capital expenditures, and excludes changes in working capital.

We use Free Cash Flow as a measure of our ability to provide investors with an attractive risk-adjusted return by sustaining and potentially increasing our quarterly cash dividend and funding a portion of our growth. GAAP metrics such as net income (loss) do not provide us with the same level of visibility into the performance and prospects of the business as a result of: (i) the capital intensive nature of our businesses and the generation of non-cash depreciation and amortization; (ii) shares issued to our external Manager under the Management Services Agreement; (iii) our ability to defer all or a portion of current federal income taxes; (iv) non-cash unrealized gains or losses on derivative instruments; (v) amortization of tolling liabilities; (vi) gains (losses) on disposal of assets; and (vii) pension expenses. Pension expenses primarily consist of interest cost, expected return on plan assets and amortization of actuarial and performance gains and losses. Any cash contributions to pension plans are reflected as a reduction to Free Cash Flow. We believe that external consumers of our financial statements, including investors and research analysts, use Free Cash Flow both to assess MIC’s performance and as an indicator of its success in generating an attractive risk-adjusted return.

Results of Operations: Consolidated – (continued)

In this Quarterly Report on Form 10-Q, we have disclosed Free Cash Flow on a consolidated basis and for each of our operating segments and MIC Corporate. We believe that both EBITDA excluding non-cash items and Free Cash Flow support a more complete and accurate understanding of the financial and operating performance of our businesses than would otherwise be achieved using GAAP results alone.

Free Cash Flow does not take into consideration required payments on indebtedness and other fixed obligations or other cash items that are excluded from our definition of Free Cash Flow. We note that Free Cash Flow may be calculated differently by other companies thereby limiting its usefulness as a comparative measure. Free Cash Flow should be used as a supplemental measure and not in lieu of our financial results reported under GAAP.

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

Results of Operations: Consolidated – (continued)

	Quarter Ended June 30,		Change Favorable/ (Unfavorable)		Six Months Ended June 30,		Change Favorable/ (Unfavorable)
	2017	2016	$	%	2017	2016	$	%
	($ In Thousands) (Unaudited)
Net income	$26,025	$21,081			$58,663	$41,257
Interest expense, net(1)	35,315	39,477			60,763	96,339
Provision for income taxes	17,664	16,220			39,737	31,387
Depreciation	57,063	59,662			114,744	112,883
Amortization of intangibles	15,898	16,713			33,591	34,500
Fees to Manager-related party	18,433	16,392			36,656	31,188
Pension expense(2)	1,627	2,197			4,321	4,395
Other non-cash (income) expense, net(3)	(1,101)	(4,958)			2,764	(9,190)
EBITDA excluding non-cash items	$170,924	$166,784	4,140	2.5	$351,239	$342,759	8,480	2.5
EBITDA excluding non-cash items	$170,924	$166,784			$351,239	$342,759
Interest expense, net(1)	(35,315)	(39,477)			(60,763)	(96,339)
Adjustments to derivative instruments recorded in interest expense(1)	5,930	9,866			2,683	36,471
Amortization of debt financing costs(1)	2,099	2,370			4,301	5,249
Amortization of debt discount(1)	876	—			1,495	—
Provision for income taxes, net of changes in deferred taxes	(2,618)	(1,662)			(6,339)	(4,168)
Changes in working capital	(21,260)	(8,529)			(43,412)	(6,054)
Cash provided by operating activities	120,636	129,352			249,204	277,918
Changes in working capital	21,260	8,529			43,412	6,054
Maintenance capital expenditures	(6,480)	(9,840)			(10,956)	(20,253)
Free cash flow	$135,416	$128,041	7,375	5.8	$281,660	$263,719	17,941	6.8

(1)	Interest expense, net, includes adjustments to derivative instruments, non-cash amortization of deferred financing fees and non-cash amortization of debt discount related to the 2.00% Convertible Senior Notes due October 2023. For the six months ended June 30, 2016, interest expense also included a non-cash write-off of deferred financing fees related to the February 2016 refinancing at Hawaii Gas.
(2)	Pension expense primarily consists of interest cost, expected return on plan assets and amortization of actuarial and performance gains and losses.
(3)	Other non-cash (income) expense, net, primarily includes non-cash amortization of tolling liabilities, unrealized gains (losses) on commodity hedges and non-cash gains (losses) related to disposal of assets. See “Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items, Free Cash Flow and Proportionately Combined Metrics” above for further discussion.

Reconciliation from Consolidated Free Cash Flow to Proportionately Combined Free Cash Flow

See “Results of Operations — Consolidated” above for a reconciliation of Free Cash Flow —  Consolidated basis to cash provided by operating activities, the most comparable GAAP measure. The following table is a reconciliation from Free Cash Flow on a consolidated basis to Free Cash Flow on a proportionately combined basis (in proportion to our ownership interests in each of our businesses). See “Results of Operations” below for a reconciliation of Free Cash Flow for each of our segments to cash provided by (used in) operating activities for such segment.

	Quarter Ended June 30,		Change Favorable/ (Unfavorable)		Six Months Ended June 30,		Change Favorable/ (Unfavorable)
	2017	2016	$	%	2017	2016	$	%
	($ In Thousands) (Unaudited)
Free Cash Flow – Consolidated basis	$135,416	$128,041	7,375	5.8	$281,660	$263,719	17,941	6.8
100% of CP Free Cash Flow included in consolidated Free Cash Flow	(20,704)	(17,871)			(30,543)	(29,814)
MIC's share of CP Free Cash Flow	18,462	16,147			26,633	25,807
100% of MIC Hawaii Free Cash Flow included in consolidated Free Cash Flow	(9,295)	(10,874)			(24,231)	(21,736)
MIC's share of MIC Hawaii Free Cash Flow	9,293	10,874			24,226	21,736
Free Cash Flow – Proportionately Combined basis	$133,172	$126,317	6,855	5.4	$277,745	$259,712	18,033	6.9

Results of Operations: IMTT

Key Factors Affecting Operating Results for the Quarter:

•	an increase in revenue including recognition of deferred revenue resulting from termination of a construction project by a biodiesel customer and improved performance generally; partially offset by
•	an increase in costs, primarily due to timing of repair and maintenance expenditures.

	Quarter Ended June 30,		Change Favorable/ (Unfavorable)		Six Months Ended June 30,		Change Favorable/ (Unfavorable)
	2017	2016			2017	2016
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Revenue	137,144	128,218	8,926	7.0	275,961	263,643	12,318	4.7
Cost of services	49,224	46,459	(2,765)	(6.0)	99,070	96,760	(2,310)	(2.4)
Selling, general and administrative expenses	7,485	7,790	305	3.9	16,523	15,964	(559)	(3.5)
Depreciation and amortization	30,795	35,282	4,487	12.7	62,315	67,903	5,588	8.2
Operating income	49,640	38,687	10,953	28.3	98,053	83,016	15,037	18.1
Interest expense, net(1)	(11,763)	(13,764)	2,001	14.5	(20,520)	(33,635)	13,115	39.0
Other income, net	452	464	(12)	(2.6)	1,160	3,452	(2,292)	(66.4)
Provision for income taxes	(15,716)	(10,409)	(5,307)	(51.0)	(32,264)	(21,638)	(10,626)	(49.1)
Net income(2)	22,613	14,978	7,635	51.0	46,429	31,195	15,234	48.8
Less: net income attributable to noncontrolling interests	—	—	—	—	—	59	59	100.0
Net income attributable to MIC(2)	22,613	14,978	7,635	51.0	46,429	31,136	15,293	49.1
Reconciliation of net income to EBITDA excluding non-cash items and a reconciliation of cash provided by operating activities to Free Cash Flow:
Net income(2)	22,613	14,978			46,429	31,195
Interest expense, net(1)	11,763	13,764			20,520	33,635
Provision for income taxes	15,716	10,409			32,264	21,638
Depreciation and amortization	30,795	35,282			62,315	67,903
Pension expense(3)	1,350	1,831			3,766	3,662
Other non-cash expense, net	69	115			137	558
EBITDA excluding non-cash items	82,306	76,379	5,927	7.8	165,431	158,591	6,840	4.3
EBITDA excluding non-cash items	82,306	76,379			165,431	158,591
Interest expense, net(1)	(11,763)	(13,764)			(20,520)	(33,635)
Adjustments to derivative instruments recorded in interest expense(1)	1,587	3,546			267	13,156
Amortization of debt financing costs(1)	412	411			823	831
Provision for income taxes, net of changes in deferred taxes	(1,155)	(937)			(3,413)	(2,167)
Changes in working capital	(16,881)	(7,676)			(16,145)	(10,483)
Cash provided by operating activities	54,506	57,959			126,443	126,293
Changes in working capital	16,881	7,676			16,145	10,483
Maintenance capital expenditures	(2,987)	(6,942)			(5,447)	(13,239)
Free cash flow	68,400	58,693	9,707	16.5	137,141	123,537	13,604	11.0

(1)	Interest expense, net, includes adjustments to derivative instruments and non-cash amortization of deferred financing fees.
(2)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation.
(3)	Pension expense primarily consists of interest cost, expected return on plan assets and amortization of actuarial and performance gains and losses.

Results of Operations: IMTT – (continued)

Revenue

IMTT generates the majority of its revenue from contracts typically comprising a fixed monthly charge (that escalates annually with inflation) for access to or use of its infrastructure. We refer to revenue generated from such contracts or fixed charges as firm commitments. Firm commitments are generally of medium term duration and at June 30, 2017, had a revenue weighted average remaining life of 2.1 years. Revenue from firm commitments comprised 78.8% and 80.1% of total revenue for the quarter ended June 30, 2017 and the trailing twelve months ended June 30, 2017, respectively.

For the quarter and six months ended June 30, 2017, total revenue increased by $8.9 million and $12.3 million, respectively, compared with the quarter and six months ended June 30, 2016. The increase in revenue for the quarter ended June 30, 2017 compared with the quarter ended June 30, 2016 was primarily due to recognition of deferred revenue resulting from termination of a construction project by a biodiesel customer. For the six months ended June 30, 2017, revenue also increased due to an increase in the level of spill response activity on the part of IMTT’s subsidiary, OMI Environmental Solutions (OMI). Revenue from firm commitments was flat for both periods.

Capacity utilization was 94.0% and 95.2% for the quarter and six months ended June 30, 2017, respectively, compared with 96.3% and 96.2% for the quarter and six months ended June 30, 2016, respectively. The decrease in utilization primarily reflects tanks coming out of service for repairs and inspections. IMTT expects utilization levels to be approximately 94% over the long term, as they have been historically.

Costs of Services and Selling, General and Administrative Expenses

Cost of services and selling, general and administrative expenses combined increased for the quarter and six months ended June 30, 2017 compared with the quarter and six months ended June 30, 2016. The increase for the quarter ended June 30, 2017 compared with the quarter ended June 30, 2016 was primarily the result of higher repair and maintenance expenses and franchise taxes. The increase for the six months ended June 30, 2017 compared with the six months ended June 30, 2016 was primarily due to higher costs incurred by OMI as a result of increased spill related activity and franchise taxes associated with newly enacted legislation in Louisiana.

Depreciation and Amortization

Depreciation and amortization expense for the quarter and six months ended June 30, 2016 included the write-off of tanks and docks.

Interest Expense, Net

Interest expense includes losses on derivative instruments of $2.2 million and $1.7 million for the quarter and six months ended June 30, 2017, respectively, compared with losses on derivative instruments of $4.6 million and $15.4 million for the quarter and six months ended June 30, 2016, respectively. Excluding the derivative adjustments, interest expense remained flat for the quarter ended June 30, 2017 compared with the quarter ended June 30, 2016 and decreased for the six months ended June 30, 2017 compared with the six months ended June 30, 2016. The decrease in interest expense for the six months ended June 30, 2017 was primarily due to the repayment of loans from prior owners during 2016. Cash interest expense was $9.7 million and $19.4 million for the quarter and six months ended June 30, 2017, respectively, compared with $9.8 million and $19.6 million for the quarter and six months ended June 30, 2016, respectively.

Other Income, net

Other income, net, included insurance recoveries totaling $2.5 million in the first quarter of 2016.

Results of Operations: IMTT – (continued)

Income Taxes

The federal taxable income generated by IMTT is reported on our consolidated federal income tax return. The business files state income tax returns in the states in which it operates. For the year ending December 31, 2017, the business expects to pay state income taxes of approximately $5.0 million. The “Provision for income taxes, net of changes in deferred taxes” of $3.4 million for the six months ended June 30, 2017 in the above table includes $2.7 million of state income tax expense and $664,000 of federal income tax expense. Any current federal income tax payable is expected to be offset in consolidation with the application of NOLs at the MIC holding company level.

The majority of the difference between IMTT’s book and federal taxable income relates to depreciation of terminal fixed assets. For book purposes, these fixed assets are depreciated primarily over 15 to 30 years using the straight-line method of depreciation. For federal income tax purposes, these fixed assets are depreciated primarily over 5 to 15 years using accelerated methods. In addition, most terminal fixed assets placed in service between 2012 through 2016 qualified for the federal 50% bonus tax depreciation. A significant portion of Louisiana terminal fixed assets constructed in the period after Hurricane Katrina were financed with Gulf Opportunity Zone Bonds (GO Zone Bonds). GO Zone Bond financed assets are depreciated, for tax purposes, primarily over 9 to 20 years using the straight-line depreciation method. Most of the states in which the business operates do not allow the use of 50% bonus tax depreciation. However, Louisiana allows the use of 50% bonus depreciation except for assets financed with GO Zone Bonds.

Maintenance Capital Expenditures

For the six months ended June 30, 2017, IMTT incurred maintenance capital expenditures of $5.4 million and $8.3 million on an accrual basis and cash basis, respectively, compared with $13.2 million and $15.0 million on an accrual basis and cash basis, respectively, for the six months ended June 30, 2016. The decrease in maintenance capital expenditures for the six months ended June 30, 2017 was the result of high tank utilization levels and the timing of planned maintenance for the year. IMTT expects to incur between $25.0 million and $30.0 million of maintenance capital expenditures in 2017.

Results of Operations: Atlantic Aviation

Atlantic Aviation generates a significant portion of its revenue from sales of jet fuel. Accordingly, revenue can fluctuate based on the cost of the commodity and reported revenue may not reflect the business’ ability to effectively manage volume and price. For example, an increase in revenue may be attributable to an increase in the cost of the jet fuel and not an increase in the volume sold or price per gallon. Conversely, a decline in revenue may be attributable to a decrease in the cost of jet fuel and not a reduction in the volume sold or price.

Gross margin, which we define as revenue less cost of services, excluding depreciation and amortization, is the effective “top line” for Atlantic Aviation as it is reflective of the business’ ability to drive growth in the volume of products and services sold and the margins earned on those sales over time. We believe that our investors view gross margin as reflective of our ability to manage volume and price throughout the commodity cycle. Gross margin can be reconciled to operating income — the most comparable GAAP measure — by subtracting selling, general and administrative expenses and depreciation and amortization in the table below.

Results of Operations: Atlantic Aviation – (continued)

Key Factors Affecting Operating Results for the Quarter:

•	an increase in gross margin on a same store basis, together with contributions from acquisitions; partially offset by
•	higher selling, general and administrative expenses.

	Quarter Ended June 30,		Change Favorable/ (Unfavorable)		Six Months Ended June 30,		Change Favorable/ (Unfavorable)
	2017	2016			2017	2016
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Revenue	196,939	179,218	17,721	9.9	409,692	357,206	52,486	14.7
Cost of services (exclusive of depreciation and amortization of intangibles shown separately below)	86,957	74,440	(12,517)	(16.8)	180,879	140,602	(40,277)	(28.6)
Gross margin	109,982	104,778	5,204	5.0	228,813	216,604	12,209	5.6
Selling, general and administrative expenses	52,596	51,381	(1,215)	(2.4)	106,486	103,992	(2,494)	(2.4)
Depreciation and amortization	23,575	24,702	1,127	4.6	48,608	46,893	(1,715)	(3.7)
Operating income	33,811	28,695	5,116	17.8	73,719	65,719	8,000	12.2
Interest expense, net(1)	(5,907)	(8,924)	3,017	33.8	(9,353)	(22,238)	12,885	57.9
Other (expense) income, net	(19)	(49)	30	61.2	(105)	341	(446)	(130.8)
Provision for income taxes	(11,077)	(7,973)	(3,104)	(38.9)	(25,627)	(17,715)	(7,912)	(44.7)
Net income(2)	16,808	11,749	5,059	43.1	38,634	26,107	12,527	48.0
Reconciliation of net income to EBITDA excluding non-cash items and a reconciliation of cash provided by operating activities to Free Cash Flow:
Net income(2)	16,808	11,749			38,634	26,107
Interest expense, net(1)	5,907	8,924			9,353	22,238
Provision for income taxes	11,077	7,973			25,627	17,715
Depreciation and amortization	23,575	24,702			48,608	46,893
Pension expense(3)	5	17			10	34
Other non-cash (income) expense, net	(22)	339			40	248
EBITDA excluding non-cash items	57,350	53,704	3,646	6.8	122,272	113,235	9,037	8.0
EBITDA excluding non-cash items	57,350	53,704			122,272	113,235
Interest expense, net(1)	(5,907)	(8,924)			(9,353)	(22,238)
Convertible senior notes interest(4)	(2,013)	—			(3,757)	—
Adjustments to derivative instruments recorded in interest expense(1)	2,553	1,179			2,686	6,787
Amortization of debt financing costs(1)	221	905			535	1,705
Provision for income taxes, net of changes in deferred taxes	(1,730)	(910)			(4,602)	(2,362)
Changes in working capital	784	226			(5,332)	6,270
Cash provided by operating activities	51,258	46,180			102,449	103,397
Changes in working capital	(784)	(226)			5,332	(6,270)
Maintenance capital expenditures	(1,981)	(1,457)			(2,906)	(3,741)
Free cash flow	48,493	44,497	3,996	9.0	104,875	93,386	11,489	12.3

(1)	Interest expense, net, includes adjustments to derivative instruments and non-cash amortization of deferred financing fees.
(2)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation.
(3)	Pension expense primarily consists of interest cost, expected return on plan assets and amortization of actuarial and performance gains and losses.
(4)	Represents the cash interest expense reclassified from MIC Corporate related to the 2.00% Convertible Senior Notes due October 2023, proceeds of which were used to pay down a portion of Atlantic Aviation's credit facility in October 2016.

Results of Operations: Atlantic Aviation – (continued)

Revenue and Gross Margin

The majority of the revenue and gross margin earned by Atlantic Aviation is generated through fueling GA aircraft at facilities located on the 70 U.S. airports at which the business operates. Atlantic Aviation pursues a strategy of maintaining and, where appropriate, increasing dollar-based margins on fuel sales. Generally, fluctuations in the cost of jet fuel are passed through to the customer.

Revenue and gross margin are driven, in part, by the volume of fuel sold and the dollar-based margin/fee per gallon on those sales. Revenue increased 9.9% and 14.7% for the quarter and six months ended June 30, 2017, respectively, compared with the quarter and six months ended June 30, 2016 as a result of higher wholesale cost of fuel, an increase in the volume of fuel sold, contribution from acquisitions and increased rental and ancillary services revenue. The higher wholesale cost of fuel was largely offset by a corresponding increase in cost of services, resulting in an increase in gross margin of 5.0% and 5.6% for the quarter and six months ended June 30, 2017, respectively, compared with the quarter and six months ended June 30, 2016.

Atlantic Aviation seeks to extend FBO leases prior to their maturity to improve our visibility into the cash generating capacity of these assets. Atlantic Aviation calculates a weighted average remaining lease life based on EBITDA excluding non-cash items in the prior calendar year adjusted for the impact of acquisitions/dispositions. The weighted average remaining lease life was 19.8 years at June 30, 2017 compared with 19.5 years at June 30, 2016. Notwithstanding the passage of one year, the length of the remaining lease life increased as a result of acquisitions and successful extensions of leaseholds.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased 2.4% for both the quarter and six months ended June 30, 2017 compared with the quarter and six months ended June 30, 2016 primarily due to incremental costs associated with acquisitions.

Depreciation and Amortization

Depreciation and amortization expense decreased for the quarter ended June 30, 2017 compared with the quarter ended June 30, 2016 primarily as a result of full amortization of intangible assets at certain FBOs, partially offset by an increase in depreciation and amortization expense as a result of assets placed in service. Depreciation and amortization expense increased for the six months ended June 30, 2017 compared with the six months ended June 30, 2016 primarily as a result of assets placed in service.

Operating Income

Operating income increased for the quarter ended June 30, 2017 compared with the quarter ended June 30, 2016 due to the increase in gross margin and decrease in depreciation and amortization, partially offset by the increase in selling, general and administrative expenses.

Operating income increased for the six months ended June 30, 2017 compared with the six months ended June 30, 2016 due to the increase in gross margin, partially offset by increases in selling, general and administrative expenses and depreciation and amortization expense.

Interest Expense, Net

Interest expense includes losses on derivative instruments of $2.5 million and $2.7 million for the quarter and six months ended June 30, 2017, respectively, compared with losses on derivative instruments of $3.3 million and $11.0 million for the quarter and six months ended June 30, 2016, respectively. Excluding the derivative adjustments, interest expense decreased for the quarter and six months ended June 30, 2017 compared with the quarter and six months ended June 30, 2016 due to a lower weighted average interest rate resulting from the October 2016 refinancing and a lower average debt balance.

Results of Operations: Atlantic Aviation – (continued)

Cash interest expense was $5.2 million and $9.9 million for the quarter and six months ended June 30, 2017, respectively, compared with $6.8 million and $13.7 million for the quarter and six months ended June 30, 2016, respectively. Cash interest expense for the quarter and six months ended June 30, 2017 is inclusive of the interest expense related to the $402.5 million of 2.00% Convertible Senior Notes due October 2023, proceeds of which were used in part to reduce the drawn balance of Atlantic Aviation’s revolving credit facility.

Income Taxes

The federal taxable income generated by Atlantic Aviation is reported on our consolidated federal income tax return. The business files state income tax returns in the states in which it operates. The tax expense in the table above includes both state taxes and the portion of the consolidated federal tax liability attributable to the business.

For the year ending December 31, 2017, the business expects to pay state income taxes of approximately $6.5 million. The “Provision for income taxes, net of changes in deferred taxes” of $4.6 million for the six months ended June 30, 2017 in the above table includes $2.8 million of state income tax expense and $1.8 million of federal income tax expense. Any current federal income tax payable is expected to be offset in consolidation with the application of NOLs at the MIC holding company level.

Maintenance Capital Expenditures

For the six months ended June 30, 2017, Atlantic Aviation incurred maintenance capital expenditures of $2.9 million both on an accrual basis and cash basis compared with $3.7 million and $4.0 million on an accrual basis and cash basis, respectively, for the six months ended June 30, 2016.

Results of Operations: Contracted Power

Key Factors Affecting Operating Results for the Quarter:

•	an increase in revenue from the wind and solar facilities, including contributions from an acquired facility, partially offset by a decrease in revenue from BEC;
•	a decrease in cost of product sales primarily due to lower gas consumption tied to lower generation at BEC; and
•	an increase in other income, net.

Results of Operations: Contracted Power – (continued)

	Quarter Ended June 30,		Change Favorable/ (Unfavorable)		Six Months Ended June 30,		Change Favorable/ (Unfavorable)
	2017	2016			2017	2016
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Product revenue	40,166	38,300	1,866	4.9	68,236	68,479	(243)	(0.4)
Cost of product sales	5,498	5,794	296	5.1	10,357	10,151	(206)	(2.0)
Selling, general and administrative expenses	6,244	6,547	303	4.6	11,409	12,507	1,098	8.8
Depreciation and amortization	14,861	13,847	(1,014)	(7.3)	30,201	27,693	(2,508)	(9.1)
Operating income	13,563	12,112	1,451	12.0	16,269	18,128	(1,859)	(10.3)
Interest expense, net(1)	(8,767)	(11,002)	2,235	20.3	(14,150)	(28,850)	14,700	51.0
Other income, net	1,341	3	1,338	NM	2,106	308	1,798	NM
(Provision) benefit for income taxes	(1,845)	(1,917)	72	3.8	(1,872)	387	(2,259)	NM
Net income (loss)(2)	4,292	(804)	5,096	NM	2,353	(10,027)	12,380	123.5
Less: net income (loss) attributable to noncontrolling interest	16	1,889	1,873	99.2	(3,333)	(349)	2,984	NM
Net income (loss) attributable to MIC(2)	4,276	(2,693)	6,969	NM	5,686	(9,678)	15,364	158.8
Reconciliation of net income (loss) to EBITDA excluding non-cash items and a reconciliation of cash provided by operating activities to Free Cash Flow:
Net income (loss)(2)	4,292	(804)			2,353	(10,027)
Interest expense, net(1)	8,767	11,002			14,150	28,850
Provision (benefit) for income taxes	1,845	1,917			1,872	(387)
Depreciation and amortization	14,861	13,847			30,201	27,693
Other non-cash income, net (3)	(2,232)	(1,945)			(4,256)	(3,965)
EBITDA excluding non-cash items	27,533	24,017	3,516	14.6	44,320	42,164	2,156	5.1
EBITDA excluding non-cash items	27,533	24,017			44,320	42,164
Interest expense, net(1)	(8,767)	(11,002)			(14,150)	(28,850)
Adjustments to derivative instruments recorded in interest expense(1)	1,474	4,504			(360)	15,772
Amortization of debt financing costs(1)	379	354			758	737
Provision/benefit for income taxes, net of changes in deferred taxes	85	(2)			(3)	(9)
Changes in working capital	(8,003)	(5,470)			(7,861)	(2,858)
Cash provided by operating activities	12,701	12,401			22,704	26,956
Changes in working capital	8,003	5,470			7,861	2,858
Maintenance capital expenditures	—	—			(22)	—
Free cash flow	20,704	17,871	2,833	15.9	30,543	29,814	729	2.4

NM — Not meaningful

(1)	Interest expense, net, includes adjustments to derivative instruments and non-cash amortization of deferred financing fees.
(2)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation.
(3)	Other non-cash income, net, primarily includes amortization of tolling liabilities. See “Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items, Free Cash Flow and Proportionately Combined Metrics” above for further discussion.

Results of Operations: Contracted Power – (continued)

Revenue

Revenue increased by $1.9 million for the quarter ended June 30, 2017 compared with the quarter ended June 30, 2016 and decreased by $243,000 for the six months ended June 30, 2017 compared with the six months ended June 30, 2016. The increase was primarily due to improved wind and solar resources in the quarter ended June 30, 2017 compared with the quarter ended June 30, 2016. For the quarter and six months ended June 30, 2017, solar resources were approximately 101% and 99%, respectively, of long-term historical average and wind resources were approximately 97% and 93%, respectively, of long-term historical average.

At BEC, revenue decreased for the quarter and six months ended June 30, 2017 compared with the quarter and six months ended June 30, 2016 due to lower capacity prices and lower energy margins driven by a reduction in utilization. Capacity prices impact only the 37.5% untolled portion of BEC’s capacity and were lower than in the prior comparable period due to the regional system operator’s updated capacity requirements. Energy margins for the untolled portion were lower as a result of the milder than average weather during the first half of 2017. The remaining 62.5% of BEC’s capacity generates revenue pursuant to a fixed price tolling agreement with a creditworthy off-taker.

Cost of Product Sales

Cost of product sales decreased for the quarter ended June 30, 2017 compared with the quarter ended June 30, 2016 primarily due to lower gas consumption at BEC as a result of lower generation. Cost of product sales increased for the six months ended June 30, 2017 compared with the six months ended June 30, 2016 primarily due to incremental costs associated with an acquisition completed in December 2016.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased for the quarter and six months ended June 30, 2017 compared with the quarter and six months ended June 30, 2016 primarily due to lower costs related to leased engines and insurance savings at BEC. This decrease was partially offset by incremental costs associated with an acquisition completed in December 2016.

Depreciation and Amortization

Depreciation and amortization expense increased for the quarter and six months ended June 30, 2017 compared with the quarter and six months ended June 30, 2016 primarily due to incremental expenses associated with an acquisition completed in December 2016.

Other Income, net

Other income, net, increased for the quarter ended June 30, 2017 compared with the quarter ended June 30, 2016 as a result of financing income from a third party developer of renewable projects on a revolving credit facility provided by CP and the associated development profit.

Interest Expense, Net

Interest expense includes losses on derivative instruments of $2.7 million and $2.3 million for the quarter and six months ended June 30, 2017, respectively, compared with losses on derivative instruments of $6.3 million and $19.5 million for the quarter and six months ended June 30, 2016, respectively. Excluding the derivative adjustments, interest expense increased for the quarter and six months ended June 30, 2017 compared with the quarter and six months ended June 30, 2016 primarily due to debt assumed in an acquisition completed in December 2016, partially offset by lower average debt balances on all other existing facilities. Cash interest expense was $7.0 million and $13.8 million for the quarter and six months ended June 30, 2017, respectively, compared with $6.1 million and $12.3 million for the quarter and six months ended June 30, 2016, respectively.

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

The federal taxable income generated by BEC is reported on our consolidated federal income tax return and is subject to New York state income tax as part of a combined return. For the year ending December 31, 2017, the business does not expect to have a federal or a state income tax liability. Future current federal taxable income attributable to BEC may be offset in consolidation with the application of NOLs at the MIC holding company level.

Other Matters

CP relies on a small number of suppliers to provide long term operations and maintenance (O&M) and other services for its facilities. One of those O&M providers, SunEdison, Inc. (SunEdison), filed for bankruptcy in April 2016. SunEdison’s contract was terminated in May 2017 and a new service provider has taken over the O&M and other services for these facilities effective August 1, 2017.

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

Hawaii Gas generates a significant portion of its revenue from the sale of gas. Accordingly, revenue can fluctuate based on the cost of the commodity and may not reflect the business’ ability to effectively manage volume and price. For example, an increase in revenue may be attributable to an increase in the cost of gas and not an increase in the volume sold or price per therm. Conversely, a decline in revenue may be attributable to a decrease in the cost of gas and not a reduction in volume sold or price per therm.

Gross margin, which we define as revenue less cost of product sales and services, excluding depreciation and amortization, is the effective “top line” for Hawaii Gas as it is reflective of the business’ ability to drive growth in the volume of products and services and the margins earned on those sales over time. We believe that investors utilize gross margin as it is reflective of our performance in managing volume and price throughout the commodity cycle. Gross margin is reconciled to operating income — the most comparable GAAP measure — by subtracting selling, general and administrative expenses and depreciation and amortization in the table below.

Key Factors Affecting Operating Results for the Quarter:

•	contributions from acquisitions;
•	unrealized losses from commodity hedges; and
•	an increase in selling, general and administrative costs.

Results of Operations: MIC Hawaii – (continued)

	Quarter Ended June 30,		Change Favorable/ (Unfavorable)		Six Months Ended June 30,		Change Favorable/ (Unfavorable)
	2017	2016			2017	2016
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Product revenue	53,779	53,058	721	1.4	113,362	107,025	6,337	5.9
Service revenue	12,193	—	12,193	NM	25,650	—	25,650	NM
Total revenue	65,972	53,058	12,914	24.3	139,012	107,025	31,987	29.9
Cost of product sales (exclusive of depreciation and amortization of intangibles shown separately below)	34,751	29,224	(5,527)	(18.9)	77,117	57,927	(19,190)	(33.1)
Cost of services (exclusive of depreciation and amortization of intangibles shown separately below)	10,944	—	(10,944)	NM	21,884	—	(21,884)	NM
Cost of revenue – total	45,695	29,224	(16,471)	(56.4)	99,001	57,927	(41,074)	(70.9)
Gross margin	20,277	23,834	(3,557)	(14.9)	40,011	49,098	(9,087)	(18.5)
Selling, general and administrative expenses	6,770	4,434	(2,336)	(52.7)	12,855	9,690	(3,165)	(32.7)
Depreciation and amortization	3,730	2,544	(1,186)	(46.6)	7,211	4,894	(2,317)	(47.3)
Operating income	9,777	16,856	(7,079)	(42.0)	19,945	34,514	(14,569)	(42.2)
Interest expense, net(1)	(2,207)	(2,229)	22	1.0	(3,918)	(4,653)	735	15.8
Other expense, net	(36)	(147)	111	75.5	(241)	(401)	160	39.9
Provision for income taxes	(2,563)	(5,706)	3,143	55.1	(5,942)	(11,617)	5,675	48.9
Net income(2)	4,971	8,774	(3,803)	(43.3)	9,844	17,843	(7,999)	(44.8)
Less: net loss attributable to noncontrolling interests	(11)	—	11	NM	(39)	—	39	NM
Net income attributable to MIC(2)	4,982	8,774	(3,792)	(43.2)	9,883	17,843	(7,960)	(44.6)
Reconciliation of net income to EBITDA excluding non-cash items and a reconciliation of cash provided by operating activities to Free Cash Flow:
Net income(2)	4,971	8,774			9,844	17,843
Interest expense, net(1)	2,207	2,229			3,918	4,653
Provision for income taxes	2,563	5,706			5,942	11,617
Depreciation and amortization	3,730	2,544			7,211	4,894
Pension expense(3)	272	349			545	699
Other non-cash expense (income), net(4)	897	(3,654)			6,468	(6,406)
EBITDA excluding non-cash items	14,640	15,948	(1,308)	(8.2)	33,928	33,300	628	1.9
EBITDA excluding non-cash items	14,640	15,948			33,928	33,300
Interest expense, net(1)	(2,207)	(2,229)			(3,918)	(4,653)
Adjustments to derivative instruments recorded in interest expense(1)	316	637			90	756
Amortization of debt financing costs(1)	99	88			204	752
Provision for income taxes, net of changes in deferred taxes	(2,041)	(2,129)			(3,492)	(5,146)
Changes in working capital	(1,837)	4,011			(10,317)	6,948
Cash provided by operating activities	8,970	16,326			16,495	31,957
Changes in working capital	1,837	(4,011)			10,317	(6,948)
Maintenance capital expenditures	(1,512)	(1,441)			(2,581)	(3,273)
Free cash flow	9,295	10,874	(1,579)	(14.5)	24,231	21,736	2,495	11.5

NM — Not meaningful

Results of Operations: MIC Hawaii – (continued)

(1)	Interest expense, net, includes adjustments to derivative instruments related to interest rate swaps and non-cash amortization of deferred financing fees. For the six months ended June 30, 2016, interest expense also included a non-cash write-off of deferred financing fees related to the February 2016 refinancing at Hawaii Gas.
(2)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation.
(3)	Pension expense primarily consists of interest cost, expected return on plan assets and amortization of actuarial and performance gains and losses.
(4)	Other non-cash expense (income), net, primarily includes non-cash adjustments related to unrealized gains (losses) on commodity hedges. See “Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items, Free Cash Flow and Proportionately Combined Metrics” above for further discussion.

Revenue and Gross Margin

Revenue increased by $12.9 million for the quarter ended June 30, 2017 compared with the quarter ended June 30, 2016 and by $32.0 million for the six months ended June 30, 2017 compared with the six months ended June 30, 2016. The increase is primarily attributable to contributions from acquisitions, an increase in the cost of gas and an increase of 0.7% and 2.5% in the volume of gas sold by Hawaii Gas for the quarter and six months ended June 30, 2017, respectively. On an underlying basis, adjusting for changes in customer inventory, the volume of gas sold increased by 1.7% and 1.4% in the quarter and six months ended June 30, 2017, respectively, compared with the quarter and six months ended June 30, 2016.

Gross margin decreased by $3.6 million for the quarter ended June 30, 2017 compared with the quarter ended June 30, 2016 and by $9.1 million for the six months ended June 30, 2017 compared with the six months ended June 30, 2016. The decrease is primarily attributable to unrealized losses on commodity hedges of $481,000 and $5.7 million at Hawaii Gas for the quarter and six months ended June 30, 2017, respectively, compared with unrealized gains on commodity hedges of $4.1 million and $7.4 million for the quarter and six months ended June 30, 2016, respectively. Gross margin, excluding the impact of unrealized gains and losses on commodity hedges, increased by $1.0 million and $4.1 million, or 5.3% and 9.7%, for the quarter and six months ended June 30, 2017, respectively, compared with the quarter and six months ended June 30, 2016. The increase was primarily as a result of acquisitions.

Hawaii Gas’ utility gas rates are regulated by the Hawaii Public Utilities Commission (HPUC) in periodic rate cases, the most recent of which was filed in 2008. Hawaii Gas initiates a rate case by submitting a request to the HPUC for an increase in regulated revenue based, for example, on an increase in rate base or higher costs related to providing service.

On August 1, 2017, Hawaii Gas filed a general rate case application with the HPUC requesting an annual increase in regulated revenues of $15.0 million. To the extent that new rates are approved by regulators, we expect that any interim rate increases, if any, could take effect in mid-2018.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the quarter and six months ended June 30, 2017 compared with the quarter and six months ended June 30, 2016 primarily due to incremental costs from acquisitions.

Depreciation and Amortization

Depreciation and amortization expense increased for the quarter and six months ended June 30, 2017 compared with the quarter and six months ended June 30, 2016 primarily due to incremental expenses associated with acquisitions.

Operating Income

Operating income decreased for the quarter and six months ended June 30, 2017 compared with the quarter and six months ended June 30, 2016 due to the decrease in gross margin, an increase in selling, general and administrative expenses and an increase in depreciation and amortization expense.

Results of Operations: MIC Hawaii – (continued)

Interest Expense, Net

Interest expense includes losses on derivative instruments of $329,000 and $173,000 for the quarter and six months ended June 30, 2017, respectively, compared with losses on derivative instruments of $678,000 and $843,000 for the quarter and six months ended June 30, 2016, respectively. For the six months ended June 30, 2016, interest expense also included the non-cash write-off of deferred financing costs at Hawaii Gas related to the refinancing of its $80.0 million term loan and its $60.0 million revolving credit facility. Excluding the derivative adjustments and the write-off of the deferred financing costs, interest expense increased for the quarter and six months ended June 30, 2017 compared with the quarter and six months ended June 30, 2016 primarily due to debt assumed in acquisitions and the financing of solar facilities constructed in the past year. Cash interest expense was $1.8 million and $3.6 million for the quarter and six months ended June 30, 2017, respectively, compared with $1.5 million and $3.1 million for the quarter and six months ended June 30, 2016, respectively.

Income Taxes

The federal taxable income generated by the MIC Hawaii businesses is reported on our consolidated federal income tax return and is subject to Hawaii state income tax on a stand-alone basis. The tax expense in the table above includes both state tax and the portion of the consolidated federal tax liability attributable to the businesses. For the year ending December 31, 2017, the business expects to pay state income taxes of approximately $1.5 million. The “Provision for income taxes, net of changes in deferred taxes” of $3.5 million for the six months ended June 30, 2017 in the above table, includes $3.0 million of federal income tax expense and $516,000 of state income tax expense. Any current federal income tax payable is expected to be offset in consolidation with the application of NOLs at the MIC holding company level.

Maintenance Capital Expenditures

For the six months ended June 30, 2017, MIC Hawaii incurred maintenance capital expenditures of $2.6 million and $3.0 million on an accrual basis and cash basis, respectively, compared with $3.3 million and $3.8 million on an accrual basis and cash basis, respectively, for the six months ended June 30, 2016.

Other Matters

On June 30, 2017, Hawaii Gas entered into a new collective bargaining agreement that became effective on May 1, 2017 and expires on April 30, 2020. Hawaii Gas believes it has a good relationship with its union and non-union employees.

Results of Operations: Corporate and Other

	Quarter Ended June 30,		Change Favorable/ (Unfavorable)		Six Months Ended June 30,		Change Favorable/ (Unfavorable)
	2017	2016			2017	2016
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Fees to Manager-related party	18,433	16,392	(2,041)	(12.5)	36,656	31,188	(5,468)	(17.5)
Selling, general and administrative expenses(1)	11,092	3,451	(7,641)	NM	15,087	4,906	(10,181)	NM
Operating loss	(29,525)	(19,843)	(9,682)	(48.8)	(51,743)	(36,094)	(15,649)	(43.4)
Interest expense, net(2)	(6,671)	(3,558)	(3,113)	(87.5)	(12,822)	(6,963)	(5,859)	(84.1)
Benefit for income taxes	13,537	9,785	3,752	38.3	25,968	19,196	6,772	35.3
Net loss(3)	(22,659)	(13,616)	(9,043)	(66.4)	(38,597)	(23,861)	(14,736)	(61.8)
Reconciliation of net loss to EBITDA excluding non-cash items and a reconciliation of cash used in operating activities to Free Cash Flow:
Net loss(3)	(22,659)	(13,616)			(38,597)	(23,861)
Interest expense, net(2)	6,671	3,558			12,822	6,963
Benefit for income taxes	(13,537)	(9,785)			(25,968)	(19,196)
Fees to Manager-related party	18,433	16,392			36,656	31,188
Other non-cash expense	187	187			375	375
EBITDA excluding non-cash items	(10,905)	(3,264)	(7,641)	NM	(14,712)	(4,531)	(10,181)	NM
EBITDA excluding non-cash items	(10,905)	(3,264)			(14,712)	(4,531)
Interest expense, net(2)	(6,671)	(3,558)			(12,822)	(6,963)
Convertible senior notes interest(4)	2,013	—			3,757	—
Amortization of debt financing costs(2)	988	612			1,981	1,224
Amortization of debt discount(2)	876	—			1,495	—
Benefit for income taxes, net of changes in deferred taxes	2,223	2,316			5,171	5,516
Changes in working capital	4,677	380			(3,757)	(5,931)
Cash used in operating activities	(6,799)	(3,514)			(18,887)	(10,685)
Changes in working capital	(4,677)	(380)			3,757	5,931
Free cash flow	(11,476)	(3,894)	(7,582)	(194.7)	(15,130)	(4,754)	(10,376)	NM

NM — Not meaningful

(1)	For the quarter and six months ended June 30, 2017, selling, general and administrative expenses included $3.1 million and $5.4 million, respectively, of costs related to the implementation of a shared service initiative. Selling, general and administrative expenses for the quarter and six months ended June 30, 2017 also includes $4.9 million of costs incurred in connection with the evaluation of various investment and acquisition opportunities.
(2)	Interest expense, net, included non-cash amortization of deferred financing fees and amortization of debt discount related to the 2.00% Convertible Senior Notes due October 2023.
(3)	Corporate allocation expense, intercompany fees and the tax effect have been excluded from the above table as they are eliminated on consolidation.
(4)	Represents the cash interest expense reclassified to Atlantic Aviation related to the 2.00% Convertible Senior Notes due October 2023, proceeds of which were used to pay down a portion of Atlantic Aviation's credit facility in October 2016.

Liquidity and Capital Resources

General

Our primary cash requirements include normal operating expenses, debt service, debt principal payments, payments of dividends and capital expenditures. Our primary source of cash is operating activities, although we may draw on credit facilities for capital expenditures, raise new equity or debt or sell assets to generate cash.

At June 30, 2017, our consolidated debt outstanding totaled $3,314.7 million (excluding adjustments for unamortized debt discounts), our consolidated cash balance totaled $28.9 million and consolidated available capacity under our revolving credit facilities totaled $1,200.5 million.

The following table shows MIC’s proportionate debt obligations at August 1, 2017 ($ in thousands):

Business	Debt	Weighted Average Remaining Life (in years)	Balance Outstanding(1)	Weighted Average Rate(2)
MIC Corporate	Convertible Senior Notes	4.2	$752,454	2.41%
IMTT	Senior Notes	8.7	600,000	3.97%
	Tax-Exempt Bonds	4.8	508,975	2.70%
	Revolving Facility	2.8	101,000	2.73%
Atlantic Aviation(3)	Term Loan	4.2	395,000	2.50%
	Revolving Facility	4.2	162,000	2.73%
CP	Renewables – Project Finance	14.8	269,593	4.81%
	BEC – Term Loan	5.0	256,000	3.91%
MIC Hawaii(4)	Term Loan	5.3	96,955	2.85%
	Senior Notes	5.0	100,000	4.22%
Total		6.1	$3,241,977	3.17%

(1)	Proportionate to MIC's ownership interest.
(2)	Reflects annualized interest rate on all facilities including interest rate hedges.
(3)	Excludes $1.6 million of stand-alone debt facility used to fund construction of a certain FBO.
(4)	Excludes $2.9 million of equipment loans at MIC Hawaii business.

The following table profiles each revolving credit facility at our businesses and at MIC Corporate as of August 1, 2017 ($ in thousands):

Business	Debt	Weighted Average Remaining Life (in years)	Undrawn Amount	Interest Rate(1)
MIC Corporate	Revolving Facility	2.0	$410,000	LIBOR + 1.750%
IMTT	USD Revolving Facility	2.8	449,000	LIBOR + 1.500%
	CAD Revolving Facility	2.8	50,000	Bankers' Acceptance Rate + 1.500%
Atlantic Aviation	Revolving Facility	4.2	188,000	LIBOR + 1.500%
CP – BEC	Revolving Facility	5.0	25,000	LIBOR + 2.125%
CP – Renewables	Revolving Facility	2.4	19,980	LIBOR + 2.000%
MIC Hawaii	Revolving Facility	4.5	60,000	LIBOR + 1.250%
Total		2.9	$1,201,980

(1)	Excludes commitment fees.

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

($ In Thousands)	Six Months Ended June 30,		Change Favorable/ (Unfavorable)
	2017	2016
	$	$	$	%
Cash provided by operating activities	249,204	277,918	(28,714)	(10.3)
Cash used in investing activities	(217,892)	(127,599)	(90,293)	(70.8)
Cash used in financing activities	(47,394)	(149,894)	102,500	68.4

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

The decrease in consolidated cash provided by operating activities for the six months ended June 30, 2017 compared with the six months ended June 30, 2016 was primarily due to:

•	timing of payment of insurance premiums;
•	timing of and increases in cost of inventory at MIC Hawaii and Atlantic Aviation; and
•	an increase in current state taxes; partially offset by
•	improved operating results at existing businesses and contributions from acquisitions.

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

The increase in consolidated cash used in investing activities for the six months ended June 30, 2017 compared with the six months ended June 30, 2016 was primarily due to:

•	an acquisition at Atlantic Aviation and investment in renewable projects at CP and MIC Hawaii during 2017;
•	net borrowings by a third party renewables developer on a revolving credit facility provided by our CP business;
•	an increase in capital expenditures at BEC related to the 130 MW expansion project during 2017; and,
•	the absence of insurance proceeds received by IMTT during 2016.

Growth Capital Expenditures

We invested $116.2 million and $96.7 million of growth capital expenditures in our existing businesses during the six months ended June 30, 2017 and 2016, respectively.

We continuously evaluate opportunities to deploy capital in both growth projects and in acquisitions of additional businesses, whether as part of our existing businesses or in new lines of business. These opportunities may be significant, such as our acquisition of the remaining 50% interest in IMTT, or they may be ordinary course bolt-on acquisitions, such as an acquisition of an FBO. In aggregate, we currently anticipate deploying between $600.0 million to $650.0 million in these types of activities in 2017.

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

We are actively pursuing an expansion of BEC and have entered into certain agreements, including for the acquisition of generating sets, related to that project. The construction of the additional 130 MW of power generating capacity on land adjacent to BEC is expected to require the deployment of approximately $130.0 million in growth capital, the majority of which is likely to be deployed in the remainder of 2017. We have completed the construction of a second gas pipeline connecting to the BEC facility and running beneath our IMTT-Bayonne property. The pipeline entered commercial service early in the third quarter of 2017.

As of August 1, 2017, our backlog of approved growth capital projects was valued at approximately $280.0 million and through date, we have deployed or committed to deploy approximately $452.0 million into growth projects and smaller acquisitions by our existing businesses.

Financing Activities

The drivers of cash provided by financing activities primarily include new equity issuance and debt issuance related to acquisitions and capital expenditures. The drivers of cash used in financing activities primarily include repayment of debt principal balances on maturing debt and dividends to our stockholders.

Liquidity and Capital Resources – (continued)

The decrease in consolidated cash used in financing activities for the six months ended June 30, 2017 compared with the six months ended June 30, 2016 was primarily due to:

•	higher debt repayments during 2016; and
•	the absence of the purchase of the remaining 33.3% interest in IMTT’s Quebec marine terminal that it did not previously own in March 2016; partially offset by
•	an increase in dividends paid to stockholders during 2017; and
•	the absence of contribution received from noncontrolling interests during 2016.

IMTT

During the six months ended June 30, 2017, IMTT borrowed $110.0 million and repaid $46.0 million on its revolving credit facility primarily for general corporate purposes. At June 30, 2017, IMTT had $1.2 billion of total debt outstanding consisting of $600.0 million of senior notes, $509.0 million of tax-exempt bonds and $96.0 million drawn on its revolving credit facility. IMTT has access to $600.0 million of revolving credit facilities, of which $504.0 million remained undrawn at June 30, 2017. In July 2017, IMTT borrowed $5.0 million on its revolving credit facility for general corporate purposes. Cash interest expense was $19.4 million and $19.6 million for the six months ended June 30, 2017 and 2016, respectively. At June 30, 2017, IMTT was in compliance with its financial covenants.

Atlantic Aviation

At June 30, 2017, Atlantic Aviation had total debt outstanding of $565.1 million comprising $395.0 million senior secured, first lien term loan facility and a $1.6 million stand-alone debt facility used to fund construction at a certain FBO. Atlantic Aviation also has access to a $350.0 million senior secured, first lien revolving credit facility, of which $168.5 million was drawn at June 30, 2017. On August 1, 2017, Atlantic Aviation repaid $6.5 million on the outstanding balance on its revolving credit facility.

Cash interest expense was $9.9 million and $13.7 million for the six months ended June 30, 2017 and 2016, respectively. Cash interest expense for the six months ended June 30, 2017 is inclusive of the interest expense related to the $402.5 million of 2.00% Convertible Senior Notes due October 2023, the proceeds of which were used in part to reduce the drawn balance of Atlantic Aviation’s revolving credit facility. At June 30, 2017, Atlantic Aviation was in compliance with its financial covenants.

CP

At June 30, 2017, the CP segment had $592.2 million in term loans outstanding. Cash interest expense was $13.8 million and $12.3 million for the six months ended June 30, 2017 and 2016, respectively.

BEC

BEC had $256.0 million of an amortizing term loan facility outstanding and access to a revolving credit facility of $25.0 million that was undrawn. Cash interest expense was $5.3 million and $5.5 million for the six months ended June 30, 2017 and 2016, respectively. At June 30, 2017, BEC was in compliance with its financial covenants.

Solar and Wind Facilities

The solar and wind facilities had an aggregate $336.2 million in term loan debt outstanding. Cash interest expense was $8.5 million and $6.8 million for the six months ended June 30, 2017 and 2016, respectively. At June 30, 2017, all of the solar and wind facilities were in compliance with their respective financial covenants.

MIC Hawaii

At June 30, 2017, MIC Hawaii had total debt outstanding of $200.0 million in term loans and senior secured note borrowings and access to a revolving credit facility of $60.0 million that was undrawn. Cash interest expense was $3.6 million and $3.1 million for the six months ended June 30, 2017 and 2016, respectively.

Liquidity and Capital Resources – (continued)

Hawaii Gas

Hawaii Gas had total debt outstanding of $180.0 million in term loan and senior secured note borrowings and access to a revolving credit facility of $60.0 million that was undrawn. Cash interest paid was $3.3 million and $3.1 million for the six months ended June 30, 2017 and 2016, respectively. At June 30, 2017, Hawaii Gas was in compliance with its financial covenants.

In February 2017, Hawaii Gas exercised the first of two one-year extensions related to its $80.0 million secured term loan facility and its $60.0 million revolving credit facility. The maturities have been extended to February 2022 and no changes were made to any other terms.

Other Businesses

The other businesses within MIC Hawaii had $20.0 million in outstanding debt, consisting primarily of $17.1 million term loan debt related to our solar facilities. At June 30, 2017, these businesses were in compliance with their financial covenants.

MIC Corporate

At June 30, 2017, MIC had $350.0 million and $402.5 million in convertible senior notes outstanding that bear interest at 2.875% and 2.00%, respectively. MIC also had access to a senior secured revolving credit facility of $410.0 million that was undrawn. In July 2017, MIC borrowed and subsequently repaid $5.0 million on its senior secured revolving credit facility. Cash interest expense was $5.6 million and $5.7 million for the six months ended June 30, 2017 and 2016, respectively. Cash interest expense for the six months ended June 30, 2017 excludes the cash interest expense related to the $402.5 million of 2.00% Convertible Senior Notes due October 2023, proceeds of which were used in part to reduce the drawn balance of Atlantic Aviation’s revolving credit facility. See Atlantic Aviation above. At June 30, 2017, MIC Corporate was in compliance with its financial covenants.

For a description of the material terms and debt covenants of MIC and its businesses, see Note 7, “Long-Term Debt”, in Part II, Item 8, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Commitments and Contingencies

Except as noted above, at June 30, 2017, there were no material changes in our commitments and contingencies compared with our commitments and contingencies at December 31, 2016. At June 30, 2017, we did not have any material purchase obligations. For a discussion of our other future obligations, due by period, under the various contractual obligations, off-balance sheet arrangements and commitments, please see “Liquidity and Capital Resources — Commitments and Contingencies” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on February 21, 2017.

At June 30, 2017, we did not have any material reserves for contingencies. We have other contingencies occurring in the normal course of business, including pending legal and administrative proceedings that are not reflected at this time as they are not ascertainable.

Our sources of cash to meet these obligations include:

•	cash generated from our operations (see “Operating Activities” in “Liquidity and Capital Resources”);
•	issuance of shares or debt securities (see “Financing Activities” in “Liquidity and Capital Resources”);
•	refinancing of our current credit facilities at or before maturity (see “Financing Activities” in “Liquidity and Capital Resources”);
•	cash available from our undrawn credit facilities (see “Financing Activities” in “Liquidity and Capital Resources”); and
•	if advantageous, sale of all or part of any of our businesses (see “Investing Activities” in “Liquidity and Capital Resources”).

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

Goodwill, Intangible Assets and Property, Plant and Equipment

Significant assets acquired in connection with our acquisition of businesses include contractual arrangements, customer relationships, non-compete agreements, trademarks, property and equipment and goodwill.

Trademarks are generally considered to be indefinite life intangibles. Trademarks and goodwill are not amortized in most circumstances although it may be appropriate to amortize some trademarks. We are required to perform annual impairment reviews (or more frequently in certain circumstances) for unamortized intangible assets.

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

Critical Accounting Policies and Estimates – (continued)

Property and equipment is initially stated at cost. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the property and equipment after consideration of historical results and anticipated results based on our current plans. Our estimated useful lives represent the period the asset remains in service assuming normal routine maintenance. We review the estimated useful lives assigned to property and equipment when our business experience suggests that they do not properly reflect the consumption of economic benefits embodied in the property and equipment nor result in the appropriate matching of cost against revenue. Factors that lead to such a conclusion may include physical observation of asset usage, examination of realized gains and losses on asset disposals and consideration of market trends such as technological obsolescence or change in market demand.

Significant intangibles, including contractual arrangements, customer relationships, non-compete agreements and technology are amortized using the straight-line method over the estimated useful lives of the intangible asset after consideration of historical results and anticipated results based on our current plans. With respect to contractual arrangements at Atlantic Aviation, the useful lives will generally match the remaining lease terms plus extensions under the business’ control.

We perform impairment reviews of property and equipment and intangibles subject to amortization when events or circumstances indicate that assets are less than their carrying amount and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. In this circumstance, the impairment charge is determined based upon the amount by which the net book value of the assets exceeds their fair market value. Any impairment is measured by comparing the fair value of the asset to its carrying value.

The “implied fair value” of reporting units and fair value of property and equipment and intangible assets is determined by our management and is generally based upon future cash flow projections for the acquired assets, discounted to present value. We use outside valuation experts when management considers it is appropriate to do so.

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

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The purpose of disclosure controls is to ensure that information required to be disclosed in our reports filed with or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2017.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS
($ in Thousands, Except Share Data)

	June 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$28,873	$44,767
Restricted cash	23,368	16,420
Accounts receivable, less allowance for doubtful accounts of $871 and $1,434, respectively	133,562	124,846
Inventories	35,474	31,461
Prepaid expenses	16,406	14,561
Fair value of derivative instruments	4,902	5,514
Other current assets	9,433	7,099
Total current assets	252,018	244,668
Property, equipment, land and leasehold improvements, net	4,408,254	4,346,536
Investment in unconsolidated business	9,192	8,835
Goodwill	2,031,720	2,024,409
Intangible assets, net	884,112	888,971
Fair value of derivative instruments	19,432	30,781
Other noncurrent assets	30,183	15,053
Total assets	$7,634,911	$7,559,253
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Due to Manager – related party	$6,200	$6,594
Accounts payable	60,200	69,566
Accrued expenses	91,390	83,734
Current portion of long-term debt	45,544	40,016
Fair value of derivative instruments	5,527	9,297
Other current liabilities	39,783	41,802
Total current liabilities	248,644	251,009
Long-term debt, net of current portion	3,205,733	3,039,966
Deferred income taxes	930,565	896,116
Fair value of derivative instruments	6,157	5,966
Tolling agreements – noncurrent	56,484	60,373
Other noncurrent liabilities	155,812	158,289
Total liabilities	4,603,395	4,411,719
Commitments and contingencies	—	—

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS – (continued)
($ in Thousands, Except Share Data)

	June 30, 2017	December 31, 2016
	(Unaudited)
Stockholders’ equity(1):
Common stock ($0.001 par value; 500,000,000 authorized; 82,589,776 shares issued and outstanding at June 30, 2017 and 82,047,526 shares issued and outstanding at December 31, 2016)	$83	$82
Additional paid in capital	1,915,626	2,089,407
Accumulated other comprehensive loss	(27,863)	(28,960)
Retained earnings	954,400	892,365
Total stockholders’ equity	2,842,246	2,952,894
Noncontrolling interests	189,270	194,640
Total equity	3,031,516	3,147,534
Total liabilities and equity	$7,634,911	$7,559,253

(1)	The Company is authorized to issue 100,000,000 shares of preferred stock, par value $0.001 per share. At June 30, 2017 and December 31, 2016, no preferred stock were issued or outstanding. The Company has 100 shares of special stock issued and outstanding to its Manager at June 30, 2017 and December 31, 2016.

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
($ in Thousands, Except Share and Per Share Data)

	Quarter Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Revenue
Service revenue	$345,045	$306,221	$708,849	$618,462
Product revenue	93,945	91,358	181,598	175,504
Total revenue	438,990	397,579	890,447	793,966
Costs and expenses
Cost of services	147,114	120,857	301,820	237,320
Cost of product sales	40,249	35,018	87,474	68,078
Selling, general and administrative	82,967	72,430	159,919	144,714
Fees to Manager – related party	18,433	16,392	36,656	31,188
Depreciation	57,063	59,662	114,744	112,883
Amortization of intangibles	15,898	16,713	33,591	34,500
Total operating expenses	361,724	321,072	734,204	628,683
Operating income	77,266	76,507	156,243	165,283
Other income (expense)
Interest income	41	25	75	58
Interest expense(1)	(35,356)	(39,502)	(60,838)	(96,397)
Other income, net	1,738	271	2,920	3,700
Net income before income taxes	43,689	37,301	98,400	72,644
Provision for income taxes	(17,664)	(16,220)	(39,737)	(31,387)
Net income	$26,025	$21,081	$58,663	$41,257
Less: net income (loss) attributable to noncontrolling interests	5	1,889	(3,372)	(290)
Net income attributable to MIC	$26,020	$19,192	$62,035	$41,547
Basic income per share attributable to MIC	$0.32	$0.24	$0.75	$0.52
Weighted average number of shares outstanding: basic	82,430,324	80,369,575	82,285,053	80,241,293
Diluted income per share attributable to MIC	$0.32	$0.24	$0.75	$0.51
Weighted average number of shares outstanding: diluted	82,439,840	81,323,294	82,294,608	81,194,505
Cash dividends declared per share	$1.38	$1.25	$2.70	$2.45

(1)	Interest expense includes losses on derivative instruments of $7.7 million and $6.8 million for the quarter and six months ended June 30, 2017, respectively. For the quarter and six months ended June 30, 2016, interest expense includes losses on derivative instruments of $14.9 million and $46.7 million, respectively.

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
($ in Thousands)

	Quarter Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income	$26,025	$21,081	$58,663	$41,257
Other comprehensive income (loss), net of taxes:
Translation adjustment(1)(2)	1,097	(2)	1,097	3,561
Other comprehensive income (loss)	1,097	(2)	1,097	3,561
Comprehensive income	$27,122	$21,079	$59,760	$44,818
Less: comprehensive income (loss) attributable to noncontrolling interests(2)	5	1,889	(3,372)	1,144
Comprehensive income attributable to MIC	$27,117	$19,190	$63,132	$43,674

(1)	Translation adjustment is presented net of tax expense of $755,000 for the quarter and six months ended June 30, 2017. For the quarter and six months ended June 30, 2016, translation adjustment is presented net of tax benefit of $2,000 and tax expense of $1.5 million, respectively.
(2)	On March 31, 2016, IMTT acquired the remaining 33.3% interest in its Quebec terminal that it did not previously own. As part of this transaction, the translation adjustment of $4.6 million, net of taxes, was reclassified from noncontrolling interests to accumulated other comprehensive loss. See Note 8, “Stockholders’ Equity”, for disclosures on accumulated other comprehensive loss.

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
($ in Thousands)

	Six Months Ended June 30,
	2017	2016
Operating activities
Net income	$58,663	$41,257
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	114,744	112,883
Amortization of intangible assets	33,591	34,500
Amortization of debt financing costs	4,301	5,249
Amortization of debt discount	1,495	—
Adjustments to derivative instruments	8,382	29,030
Fees to Manager-related party	36,656	31,188
Deferred taxes	33,398	27,219
Pension expense	4,321	4,395
Other non-cash income, net	(2,935)	(1,749)
Changes in other assets and liabilities, net of acquisitions:
Restricted cash	567	2,368
Accounts receivable	(7,871)	(1,788)
Inventories	(4,256)	(2,104)
Prepaid expenses and other current assets	(2,529)	9,498
Due to Manager – related party	(122)	90
Accounts payable and accrued expenses	(15,782)	(13,789)
Income taxes payable	(1,506)	1,393
Other, net	(11,913)	(1,722)
Net cash provided by operating activities	249,204	277,918
Investing activities
Acquisitions of businesses and investments, net of cash acquired	(66,321)	(16,613)
Purchases of property and equipment	(130,351)	(118,734)
Proceeds from insurance claim	—	7,235
Loan to project developer	(14,675)	—
Loan repayment from project developer	1,396	—
Change in restricted cash	(8,001)	—
Other, net	60	513
Net cash used in investing activities	(217,892)	(127,599)

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS – (continued)
(Unaudited)
($ in Thousands)

	Six Months Ended June 30,
	2017	2016
Financing activities
Proceeds from long-term debt	$264,500	$251,000
Payment of long-term debt	(98,542)	(216,581)
Proceeds from the issuance of shares	5,321	1,323
Dividends paid to common stockholders	(216,508)	(188,608)
Contributions received from noncontrolling interests	—	15,431
Purchase of noncontrolling interest	—	(9,909)
Distributions paid to noncontrolling interests	(2,040)	(2,505)
Offering and equity raise costs paid	(182)	(149)
Debt financing costs paid	(447)	(1,203)
Change in restricted cash	557	2,096
Payment of capital lease obligations	(53)	(789)
Net cash used in financing activities	(47,394)	(149,894)
Effect of exchange rate changes on cash and cash equivalents	188	442
Net change in cash and cash equivalents	(15,894)	867
Cash and cash equivalents, beginning of period	44,767	22,394
Cash and cash equivalents, end of period	$28,873	$23,261
Supplemental disclosures of cash flow information
Non-cash investing and financing activities:
Accrued equity offering costs	$44	$260
Accrued financing costs	$—	$443
Accrued purchases of property and equipment	$41,354	$20,794
Issuance of shares to Manager	$36,927	$30,977
Issuance of shares to independent directors	$681	$750
Conversion of convertible senior notes to shares	$17	$4
Taxes paid, net	$7,845	$2,766
Interest paid	$54,601	$55,956

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

MIC is externally managed by Macquarie Infrastructure Management (USA) Inc. (the Manager), pursuant to the terms of a Management Services Agreement, that is subject to the oversight and supervision of the Board of Directors. The majority of the members of the Board of Directors have no affiliation with Macquarie. The Manager is a member of the Macquarie Group of companies comprising the Macquarie Group Limited and its subsidiaries and affiliates worldwide. Macquarie Group Limited is headquartered in Australia and is listed on the Australian Stock Exchange.

The Company owns its businesses through its direct wholly-owned subsidiary MIC Ohana Corporation, the successor to Macquarie Infrastructure Company Inc. The Company owns and operates a diversified portfolio of businesses that provide services to other businesses, government agencies and individuals primarily in the U.S. The businesses it owns and operates are organized into four segments:

•	International-Matex Tank Terminals (IMTT): a marine terminals business providing bulk liquid storage, handling and other services to third parties at ten terminals in the United States and two in Canada;
•	Atlantic Aviation: a provider of fuel, terminal, aircraft hangaring and other services primarily to owners and operators of general aviation (GA) jet aircraft at 70 airports throughout the U.S.;
•	Contracted Power (CP): comprising a gas-fired facility and controlling interests in wind and solar facilities in the U.S.; and
•	MIC Hawaii: comprising an energy company that processes and distributes gas and provides related services (Hawaii Gas), and several smaller businesses collectively engaged in efforts to reduce the cost and improve the reliability and sustainability of energy, all based in Hawaii.

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

The interim financial information contained herein should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on February 21, 2017. Operating results for the quarter and six months ended June 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or for any future interim periods.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

2. Basis of Presentation  – (continued)

Use of Estimates

The preparation of unaudited consolidated condensed financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures related thereto at the date of the unaudited consolidated condensed financial statements and the reported amounts of revenue and expenses during the reporting period. Management evaluates these estimates and assumptions on an ongoing basis.

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

There are two adoption methods available for implementation of the standard related to the recognition of revenue from contracts with customers. Under one method, the new guidance is applied retrospectively to contracts for each reporting period presented, subject to allowable practical expedients. Under the other method, referred to as the modified retrospective method, the new guidance is applied only to the most current period presented, recognizing the cumulative effect of the change as an adjustment to the beginning balance of retained earnings, and also requires additional disclosures comparing the results to the previous guidance. The Company is going to adopt this standard using the modified retrospective method and is currently evaluating the impact that this standard will have on the Company’s consolidated financial statements, and the changes to its systems, processes and internal controls to meet the reporting and disclosure requirements.

Upon initial evaluation, the Company believes key changes in the standard that impact the Company’s revenue recognition relate to the allocation of contract revenue between various services and equipment, and the timing of when those revenues are recognized. The Company is still in the process of evaluating the magnitude of these impacts and other areas of the standard and the effect on the Company’s financial statements and related disclosures. In addition, the Company currently includes sales, excise and value-added taxes related to sales transactions within revenue on the consolidated statements of operations. Upon adoption of ASU 2014-09, the Company will exclude sales-based taxes collected on behalf of third parties from service and product revenue and include these amounts in cost of services and product sales. The result will be a reclassification on the consolidated statements of operations.

ASU 2014-09 also introduces new qualitative and quantitative disclosure requirements about contracts with customers including revenue and impairments recognized, disaggregation of revenue and information

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

2. Basis of Presentation  – (continued)

about contract balance and performance obligations. Information is required about significant judgments and changes in judgments in determining the timing of satisfaction of performance obligations. The Company is in process of evaluating what additional information will be disclosed, but expects the overall level of disclosures related to revenue recognition to increase.

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

3. Income per Share

Following is a reconciliation of the basic and diluted income per share computations ($ in thousands, except share and per share data):

	Quarter Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Numerator:
Net income attributable to MIC	$26,020	$19,192	$62,035	$41,547
Diluted net income attributable to MIC	$26,020	$19,192	$62,035	$41,547
Denominator:
Weighted average number of shares outstanding: basic	82,430,324	80,369,575	82,285,053	80,241,293
Dilutive effect of restricted stock unit grants	9,516	9,673	9,555	9,166
Dilutive effect of fees to Manager-related party	—	944,046	—	944,046
Weighted average number of shares outstanding: diluted	82,439,840	81,323,294	82,294,608	81,194,505
Income per share:
Basic income per share attributable to MIC	$0.32	$0.24	$0.75	$0.52
Diluted income per share attributable to MIC	$0.32	$0.24	$0.75	$0.51

The effect of potentially dilutive shares for the quarter and six months ended June 30, 2017 is calculated assuming that the restricted stock unit grants totaling 9,435 provided to the independent directors on May 17, 2017, which will vest during the second quarter of 2018, and the 8,604 restricted stock units (net of forfeitures of 2,151 restricted stock unit grants forfeited on September 30, 2016) provided to the independent directors on May 18, 2016 and restricted stock units grants of 991 provided to a new independent director on November 1, 2016, which vested during the second quarter of 2017, had been fully converted to shares on those grant dates. The 2.875% Convertible Senior Notes due July 2019 and the 2.00% Convertible Senior Notes due October 2023 were anti-dilutive for the quarter and six months ended June 30, 2017.

The effect of potentially dilutive shares for the quarter and six months ended June 30, 2016 is calculated assuming that (i) the restricted stock unit grants totaling 10,755 provided to the independent directors on May 18, 2016 (of which 2,151 restricted stock unit grants were subsequently forfeited on September 30, 2016), which vested during the second quarter of 2017, and the 8,660 restricted stock units provided to the

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

3. Income per Share  – (continued)

independent directors on June 18, 2015, which vested during the second quarter of 2016, had been fully converted to shares on these grant dates and (ii) the $67.8 million of the performance fee for the quarter ended June 30, 2015, which was reinvested in shares by the Manager on August 1, 2016, had been reinvested in shares by the Manager in July 2015. The 2.875% Convertible Senior Notes due July 2019 were anti-dilutive for the quarter and six months ended June 30, 2016.

The following represents the weighted average potential dilutive shares of common stock that were excluded from the diluted income per share calculation:

	Quarter Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
2.875% Convertible senior notes due July 2019	4,259,535	4,165,364	4,241,059	4,152,307
2.00% Convertible senior notes due October 2023	3,596,901	—	3,596,901	—
Total	7,856,436	4,165,364	7,837,960	4,152,307

4. Property, Equipment, Land and Leasehold Improvements

Property, equipment, land and leasehold improvements at June 30, 2017 and December 31, 2016 consisted of the following ($ in thousands):

	June 30, 2017	December 31, 2016
Land	$304,236	$304,240
Easements	131	131
Buildings	43,486	41,711
Leasehold and land improvements	720,288	673,122
Machinery and equipment	3,799,684	3,764,553
Furniture and fixtures	36,779	35,454
Construction in progress	322,176	233,184
	5,226,780	5,052,395
Less: accumulated depreciation	(818,526)	(705,859)
Property, equipment, land and leasehold improvements, net	$4,408,254	$4,346,536

5. Intangible Assets

Intangible assets at June 30, 2017 and December 31, 2016 consisted of the following ($ in thousands):

	June 30, 2017	December 31, 2016
Contractual arrangements	$941,228	$912,728
Non-compete agreements	10,014	10,014
Customer relationships	348,936	348,678
Leasehold rights	350	350
Trade names	16,091	16,091
Technology	8,760	8,760
	1,325,379	1,296,621
Less: accumulated amortization	(441,267)	(407,650)
Intangible assets, net	$884,112	$888,971

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

5. Intangible Assets  – (continued)

The goodwill balance as of June 30, 2017 is comprised of the following ($ in thousands):

Goodwill acquired in business combinations, net of disposals, at December 31, 2016	$2,149,894
Accumulated impairment charges	(123,200)
Other	(2,285)
Balance at December 31, 2016	2,024,409
Purchase accounting adjustments related to prior year acquisitions	75
Goodwill related to 2017 acquisition	6,996
Other	240
Balance at June 30, 2017	$2,031,720

The Company tests for goodwill impairment at the reporting unit level on an annual basis on October 1st of each year and between annual tests if a triggering event indicates impairment. There were no triggering events indicating impairment for the six months ended June 30, 2017.

6. Long-Term Debt

At June 30, 2017 and December 31, 2016, the Company’s consolidated long-term debt balance comprised of the following ($ in thousands):

	June 30, 2017	December 31, 2016
IMTT	$1,204,975	$1,140,975
Atlantic Aviation	565,067	449,691
CP	592,175	604,862
MIC Hawaii	200,013	200,744
MIC Corporate	728,208	726,730
Total	3,290,438	3,123,002
Current portion	(45,544)	(40,016)
Long-term portion	3,244,894	3,082,986
Unamortized deferred financing costs(1)	(39,161)	(43,020)
Long-term portion less unamortized debt discount and deferred financing costs	$3,205,733	$3,039,966

(1)	The weighted average remaining life of the deferred financing costs at June 30, 2017 was 5.9 years.

The total undrawn capacity on the revolving credit facilities was $1.2 billion at June 30, 2017.

MIC Corporate

Senior Secured Revolving Credit Facility

At June 30, 2017 and December 31, 2016, the senior secured revolving credit facility remained undrawn. From July 1, 2017 through August 1, 2017, the Company borrowed and subsequently repaid $5.0 million on its senior secured revolving credit facility for general corporate purposes.

2.875% Convertible Senior Notes due July 2019

At June 30, 2017 and December 31, 2016, the Company had $350.0 million aggregate principal outstanding on its five-year, 2.875% convertible senior notes due July 2019. At June 30, 2017, the fair value of these convertible senior notes was approximately $387.2 million. These convertible senior notes fall within Level 1 of the fair value hierarchy.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

6. Long-Term Debt  – (continued)

On July 15, 2017, the Company increased the conversion rate to 12.2946 shares of common stock per $1,000 principal amount. The adjustment was made, in accordance with the indenture governing the senior notes, on the anniversary of the convertible senior notes issuance and reflects the impact of dividends paid by the Company.

2.00% Convertible Senior Notes due October 2023

At June 30, 2017 and December 31, 2016, the Company had $378.3 million and $376.8 million, respectively, outstanding on its seven year, 2.0% convertible senior notes due October 2023. At June 30, 2017, the fair value of the liability component of these convertible senior notes was approximately $377.9 million. These convertible senior notes fall within Level 1 of the fair value hierarchy. The 2.00% Convertible Senior Notes due October 2023 consisted of the following ($ in thousands):

	June 30, 2017	December 31, 2016
Liability Component:
Principal	$402,500	$402,500
Unamortized debt discount	(24,246)	(25,741)
Long-term debt, net of unamortized debt discount	378,254	376,759
Unamortized deferred financing costs	(9,395)	(9,934)
Net carrying amount	$368,859	$366,825
Equity Component	$26,748	$26,748

For the quarter and six months ended June 30, 2017, total interest expense recognized related to the 2.00% Convertible Senior Notes due October 2023 consisted of the following ($ in thousands):

	Quarter Ended June 30, 2017	Six Months Ended June 30, 2017
Contractual interest expense	$2,013	$3,757
Amortization of debt discount	876	1,495
Amortization of deferred financing costs	376	757
Total interest expense	$3,265	$6,009

IMTT

At June 30, 2017 and December 31, 2016, IMTT had $96.0 million and $32.0 million outstanding on its revolving credit facilities, respectively. During the six months ended June 30, 2017, IMTT drew down $110.0 million and repaid $46.0 million on its USD revolving credit facility primarily for general corporate purposes. At June 30, 2017, the undrawn portion on its USD revolving credit facility and CAD revolving credit facility were $454.0 million and $50.0 million, respectively. In July 2017, IMTT borrowed $5.0 million on its revolving credit facility for general corporate purposes.

Atlantic Aviation

At June 30, 2017 and December 31, 2016, Atlantic Aviation had $168.5 million and $48.0 million outstanding on its revolving credit facility, respectively. During the six months ended June 30, 2017, Atlantic Aviation drew down $154.5 million and repaid $34.0 million on its revolving credit facility primarily to fund a fixed based operation (FBO) acquisition and for general corporate purposes. At June 30, 2017, the undrawn portion on its revolving credit facility was $181.5 million. On August 1, 2017, Atlantic Aviation repaid $6.5 million on the outstanding balance on its revolving credit facility.

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

At June 30, 2017, the Company had $3.3 billion of current and long-term debt, of which $1.4 billion was economically hedged with interest rate contracts, $1.6 billion was fixed rate debt and $267.3 million was unhedged. The Company does not use hedge accounting. All movements in the fair value of the interest rate derivatives are recorded directly through earnings.

Commodity Price Hedges

The risks associated with fluctuations in the prices that Hawaii Gas, a business within the MIC Hawaii reportable segment, pays for propane is principally a result of market forces reflecting changes in supply and demand for propane and other energy commodities. Hawaii Gas’ gross margin (revenue less cost of product sales excluding depreciation and amortization) is sensitive to changes in propane supply costs and Hawaii Gas may not always be able to pass through product cost increases fully or on a timely basis, particularly when product costs rise rapidly. In order to reduce the volatility of the business’ propane market price risk, Hawaii Gas has used and expects to continue to use over-the-counter commodity derivative instruments including price swaps. Hawaii Gas does not use commodity derivative instruments for speculative or trading purposes. Over-the-counter derivative commodity instruments used by Hawaii Gas to hedge forecasted purchases of propane are generally settled at expiration of the contract.

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

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

7. Derivative Instruments and Hedging Activities  – (continued)

The Company’s fair value measurements of its derivative instruments and the related location of the assets and liabilities within the consolidated condensed balance sheets at June 30, 2017 and December 31, 2016 were ($ in thousands):

	Assets (Liabilities) at Fair Value
Balance Sheet Location	June 30, 2017	December 31, 2016
Fair value of derivative instruments – current assets	$4,902	$5,514
Fair value of derivative instruments – noncurrent assets	19,432	30,781
Total derivative contracts – assets	$24,334	$36,295
Fair value of derivative instruments – current liabilities	$(5,527)	$(9,297)
Fair value of derivative instruments – noncurrent liabilities	(6,157)	(5,966)
Total derivative contracts – liabilities	$(11,684)	$(15,263)

The Company’s hedging activities for the quarters and six months ended June 30, 2017 and 2016 and the related location within the consolidated condensed statements of operations were ($ in thousands):

	Amount of (Loss) Gain Recognized in Consolidated Condensed Statements of Operations
	Quarter Ended June 30,		Six Months Ended June 30,
Financial Statement Account	2017	2016	2017	2016
Interest expense – interest rate caps	$(2,536)	$—	$(2,669)	$—
Interest expense – interest rate swaps	(5,195)	(14,902)	(4,108)	(46,728)
Cost of product sales – commodity swaps	369	3,947	(3,615)	6,253
Total	$(7,362)	$(10,955)	$(10,392)	$(40,475)

All of the Company’s derivative instruments are collateralized by the assets of the respective businesses.

8. Stockholders’ Equity

2016 Omnibus Employee Incentive Plan

On May 18, 2016, the Company adopted the 2016 Omnibus Employee Incentive Plan (Plan). The Plan provides for the issuance of equity awards covering up to 500,000 shares of common stock to attract, retain, and motivate employees, consultants and others who perform services for the Company and its subsidiaries. Under the Plan, the Compensation Committee determines the persons who will receive awards, the time at which they are granted and the terms of the awards. Type of awards include stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, cash-based awards and other stock-based awards. At June 30, 2017, there were no awards outstanding under this Plan.

Shelf Registration Statement Renewal

On April 5, 2016, the Company filed an automatic shelf registration statement on Form S-3 (shelf) with the SEC to issue and sell an indeterminate amount of its common stock, preferred stock and debt securities in one or more future offerings.

At the Market (ATM) Program

On June 24, 2015, the Company entered into an equity distribution agreement providing for the sale by the Company, from time to time, of shares of its common stock having an aggregate gross offering price of up to $400.0 million. Sales of shares may be made in privately negotiated transactions and/or any other method permitted by law, including sales deemed to be an “at the market” offering, which includes sales made directly on the New York Stock Exchange or sales made to or through a market maker other than on an exchange. Under the terms of the equity distribution agreement, the Company may also sell shares to any

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

8. Stockholders’ Equity  – (continued)

sales agent as principal for its own account. The Company is under no obligation to sell shares under the ATM Program. From inception, the Company has sold 188,592 shares of common stock pursuant to the agreement for net proceeds of $15.4 million (net of commissions and fees).

MIC Direct

The Company maintains a dividend reinvestment/direct stock purchase program, named “MIC Direct”, that allows for the issuance of up to 1.0 million additional shares of common stock to participants in this program. At June 30, 2017, 902,397 shares remained unissued under MIC Direct. The Company may also choose to fill requests for reinvestment of dividends or share purchases through MIC Direct via open market purchases.

Accumulated Other Comprehensive Loss

The following represents the changes and balances to the components of accumulated other comprehensive loss for the six months ended June 30, 2017 and 2016 ($ in thousands):

	Post-Retirement Benefit Plans, net of taxes	Translation Adjustment, net of taxes(1)	Total Accumulated Other Comprehensive Loss, net of taxes	Noncontrolling Interests	Total Stockholders' Accumulated Other Comprehensive Loss, net of taxes
Balance at December 31, 2015	$(14,788)	$(14,530)	$(29,318)	$6,023	$(23,295)
Translation adjustment	—	3,561	3,561	(1,434)	2,127
Purchase of noncontrolling interest(2)	—	—	—	(4,589)	(4,589)
Balance at June 30, 2016	$(14,788)	$(10,969)	$(25,757)	$—	$(25,757)
Balance at December 31, 2016	$(16,805)	$(12,155)	$(28,960)	$—	$(28,960)
Translation adjustment	—	1,097	1,097	—	1,097
Balance at June 30, 2017	$(16,805)	$(11,058)	$(27,863)	$—	$(27,863)

(1)	Translation adjustment is presented net of tax expense of $755,000 and $1.5 million for the six months ended June 30, 2017 and 2016, respectively.
(2)	On March 31, 2016, IMTT acquired the remaining 33.3% interest in its Quebec terminal that it did not previously own. As part of this transaction, the translation adjustment of $4.6 million, net of taxes, was reclassified from noncontrolling interests to accumulated other comprehensive loss.

9. Reportable Segments

At June 30, 2017, the Company’s businesses consisted of four reportable segments: IMTT, Atlantic Aviation, CP and MIC Hawaii.

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

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

9. Reportable Segments  – (continued)

Atlantic Aviation

Atlantic Aviation derives the majority of its revenue from fuel delivery services and from other airport services, including de-icing and aircraft hangar rental. All of the revenue of Atlantic Aviation is generated at airports in the U.S. At June 30, 2017, the business operates at 70 airports. Revenue from Atlantic Aviation is included in service revenue.

CP

The CP business segment derives revenue from solar, wind and gas-fired power facilities. Revenue from the solar, wind and gas-fired power facilities are included in product revenue. As of June 30, 2017, the Company has controlling interests in six utility-scale solar photovoltaic facilities, two wind facilities and 100% ownership of a gas-fired facility that are in operations in the United States.

The solar and wind facilities that are operational at June 30, 2017 have an aggregate generating capacity of 340 megawatt (MW) of wholesale electricity to utilities. These facilities sell substantially all of the electricity generated, subject to agreed upon pricing formulas, to electric utilities pursuant to long-term (typically 20 – 25 years) power purchase agreements (PPAs). These projects are held in LLCs, and are treated as partnerships for income tax purposes, with co-investors. The acquisition price on these projects can vary depending on, among other things, factors such as the size of the project, PPA terms, eligibility for tax incentives, debt package, operating cost structure and development stage. A completed project takes out all of the construction risk, testing and costs associated with construction contracts.

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

MIC Hawaii

MIC Hawaii comprises: Hawaii Gas, Hawaii’s only government-franchised gas utility and an unregulated liquefied petroleum gas distribution business providing gas and related services to commercial, residential and governmental customers; a mechanical contractor focused on designing and constructing energy efficient and related building infrastructure; and controlling interests in two solar facilities on Oahu. Revenue from Hawaii Gas and the solar facilities are recorded in product revenue. Revenue from the mechanical contractor business is recorded in service revenue.

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

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

9. Reportable Segments  – (continued)

Revenue from external customers for the Company’s consolidated reportable segments were ($ in thousands):

	Quarter Ended June 30, 2017
	IMTT	Atlantic Aviation	Contracted Power	MIC Hawaii	Intersegment Revenue	Total Reportable Segments
Service revenue	$137,144	$196,939	$—	$12,193	$(1,231)	$345,045
Product revenue	—	—	40,166	53,779	—	93,945
Total revenue	$137,144	$196,939	$40,166	$65,972	$(1,231)	$438,990

	Quarter Ended June 30, 2016
	IMTT	Atlantic Aviation	Contracted Power	MIC Hawaii	Intersegment Revenue	Total Reportable Segments
Service revenue	$128,218	$179,218	$—	$—	$(1,215)	$306,221
Product revenue	—	—	38,300	53,058	—	91,358
Total revenue	$128,218	$179,218	$38,300	$53,058	$(1,215)	$397,579

	Six Months Ended June 30, 2017
	IMTT	Atlantic Aviation	Contracted Power	MIC Hawaii	Intersegment Revenue	Total Reportable Segments
Service revenue	$275,961	$409,692	$—	$25,650	$(2,454)	$708,849
Product revenue	—	—	68,236	113,362	—	181,598
Total revenue	$275,961	$409,692	$68,236	$139,012	$(2,454)	$890,447

	Six Months Ended June 30, 2016
	IMTT	Atlantic Aviation	Contracted Power	MIC Hawaii	Intersegment Revenue	Total Reportable Segments
Service revenue	$263,643	$357,206	$—	$—	$(2,387)	$618,462
Product revenue	—	—	68,479	107,025	—	175,504
Total revenue	$263,643	$357,206	$68,479	$107,025	$(2,387)	$793,966

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

	Quarter Ended June 30, 2017
	IMTT	Atlantic Aviation	Contracted Power	MIC Hawaii	Total Reportable Segments
Net income	$22,613	$16,808	$4,292	$4,971	$48,684
Interest expense, net	11,763	5,907	8,767	2,207	28,644
Provision for income taxes	15,716	11,077	1,845	2,563	31,201
Depreciation	28,036	11,925	13,754	3,348	57,063
Amortization of intangibles	2,759	11,650	1,107	382	15,898
Pension expense	1,350	5	—	272	1,627
Other non-cash expense (income)	69	(22)	(2,232)	897	(1,288)
EBITDA excluding non-cash items	$82,306	$57,350	$27,533	$14,640	$181,829

	Quarter Ended June 30, 2016
	IMTT	Atlantic Aviation	Contracted Power	MIC Hawaii	Total Reportable Segments
Net income (loss)	$14,978	$11,749	$(804)	$8,774	$34,697
Interest expense, net	13,764	8,924	11,002	2,229	35,919
Provision for income taxes	10,409	7,973	1,917	5,706	26,005
Depreciation	32,519	11,966	12,740	2,437	59,662
Amortization of intangibles	2,763	12,736	1,107	107	16,713
Pension expense	1,831	17	—	349	2,197
Other non-cash expense (income)	115	339	(1,945)	(3,654)	(5,145)
EBITDA excluding non-cash items	$76,379	$53,704	$24,017	$15,948	$170,048

	Six Months Ended June 30, 2017
	IMTT	Atlantic Aviation	Contracted Power	MIC Hawaii	Total Reportable Segments
Net income	$46,429	$38,634	$2,353	$9,844	$97,260
Interest expense, net	20,520	9,353	14,150	3,918	47,941
Provision for income taxes	32,264	25,627	1,872	5,942	65,705
Depreciation	56,796	23,514	27,987	6,447	114,744
Amortization of intangibles	5,519	25,094	2,214	764	33,591
Pension expense	3,766	10	—	545	4,321
Other non-cash expense (income)	137	40	(4,256)	6,468	2,389
EBITDA excluding non-cash items	$165,431	$122,272	$44,320	$33,928	$365,951

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

9. Reportable Segments  – (continued)

	Six Months Ended June 30, 2016
	IMTT	Atlantic Aviation	Contracted Power	MIC Hawaii	Total Reportable Segments
Net income (loss)	$31,195	$26,107	$(10,027)	$17,843	$65,118
Interest expense, net	33,635	22,238	28,850	4,653	89,376
Provision (benefit) for income taxes	21,638	17,715	(387)	11,617	50,583
Depreciation	62,384	20,339	25,479	4,681	112,883
Amortization of intangibles	5,519	26,554	2,214	213	34,500
Pension expense	3,662	34	—	699	4,395
Other non-cash expense (income)	558	248	(3,965)	(6,406)	(9,565)
EBITDA excluding non-cash items	$158,591	$113,235	$42,164	$33,300	$347,290

Reconciliations of total reportable segments’ EBITDA excluding non-cash items to consolidated net income before income taxes were ($ in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Total reportable segments EBITDA excluding non-cash items	$181,829	$170,048	$365,951	$347,290
Interest income	41	25	75	58
Interest expense	(35,356)	(39,502)	(60,838)	(96,397)
Depreciation	(57,063)	(59,662)	(114,744)	(112,883)
Amortization of intangibles	(15,898)	(16,713)	(33,591)	(34,500)
Selling, general and administrative expenses - Corporate and Other	(11,092)	(3,451)	(15,087)	(4,906)
Fees to Manager - related party	(18,433)	(16,392)	(36,656)	(31,188)
Pension expense	(1,627)	(2,197)	(4,321)	(4,395)
Other income (expense), net	1,288	5,145	(2,389)	9,565
Total consolidated net income before income taxes	$43,689	$37,301	$98,400	$72,644

Capital expenditures, on a cash basis, for the Company’s reportable segments were ($ in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
IMTT	$16,796	$18,757	$32,059	$42,165
Atlantic Aviation	14,851	20,618	34,096	41,889
Contracted Power	30,321	11,138	49,500	16,978
MIC Hawaii	7,335	5,628	13,450	17,702
Total capital expenditures of reportable segments	$69,303	$56,141	$129,105	$118,734
Corporate and other	1,179	—	1,246	—
Total consolidated capital expenditure	$70,482	$56,141	$130,351	$118,734

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

9. Reportable Segments  – (continued)

Property, equipment, land and leasehold improvements, net, goodwill and total assets for the Company’s reportable segments and its reconciliation to consolidated total assets were ($ in thousands):

	Property, Equipment, Land and Leasehold Improvements, net		Goodwill		Total Assets
	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016	June 30, 2017	December 31, 2016
IMTT	$2,189,478	$2,218,256	$1,411,269	$1,411,029	$3,930,498	$3,978,379
Atlantic Aviation	499,991	465,096	475,415	468,419	1,607,148	1,564,668
Contracted Power	1,428,297	1,383,289	21,628	21,628	1,585,212	1,516,602
MIC Hawaii	287,363	279,863	123,408	123,333	506,182	501,713
Total assets of reportable segments	$4,405,129	$4,346,504	$2,031,720	$2,024,409	$7,629,040	$7,561,362
Corporate and other	3,125	32	—	—	5,871	(2,109)
Total consolidated assets	$4,408,254	$4,346,536	$2,031,720	$2,024,409	$7,634,911	$7,559,253

10. Related Party Transactions

Management Services

At June 30, 2017 and December 31, 2016, the Manager held 4,952,141 shares and 4,510,795 shares, respectively, of the Company. Pursuant to the terms of the Third Amended and Restated Management Services Agreement (Management Agreement), the Manager may sell these shares at any time. Under the Management Agreement, the Manager, at its option, may reinvest base management fees and performance fees, if any, in shares of the Company.

Since January 1, 2016, the Company paid the Manager cash dividends on shares held for the following periods:

Declared	Period Covered	$ per Share	Record Date	Payable Date	Cash Paid to Manager (in thousands)
August 1, 2017	Second quarter 2017	$1.38	August 14, 2017	August 17, 2017	(1)
May 2, 2017	First quarter 2017	1.32	May 15, 2017	May 18, 2017	$6,332
February 17, 2017	Fourth quarter 2016	1.31	March 3, 2017	March 8, 2017	6,080
October 27, 2016	Third quarter 2016	1.29	November 10, 2016	November 15, 2016	5,620
July 28, 2016	Second quarter 2016	1.25	August 11, 2016	August 16, 2016	8,743
April 28, 2016	First quarter 2016	1.20	May 12, 2016	May 17, 2016	6,981
February 18, 2016	Fourth quarter 2015	1.15	March 3, 2016	March 8, 2016	6,510

(1)	The amount of dividends payable to the Manager for the second quarter of 2017 will be determined on August 14, 2017, the record date.

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

In accordance with the Management Agreement, the Manager is entitled to a monthly base management fee based primarily on the Company’s market capitalization, and potentially a quarterly performance fee based

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10. Related Party Transactions  – (continued)

on the total shareholder return relative to a U.S. utilities index. Currently, the Manager has elected to reinvest the future base management fees and performance fees, if any, in additional shares. For the quarter and six months ended June 30, 2017, the Company incurred base management fees of $18.4 million and $36.7 million, respectively. For the quarter and six months ended June 30, 2016, the Company incurred base management fees of $16.4 million and $31.2 million, respectively. No performance fees were generated in any of the above periods.

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

Period	Base Management Fee Amount ($ in Thousands)	Performance Fee Amount ($ in Thousands)	Shares Issued
2017 Activities:
Second quarter 2017	$18,433	$—	233,394	(1)
First quarter 2017	18,223	—	232,398
2016 Activities:
Fourth quarter 2016	$18,916	$—	230,773
Third quarter 2016	18,382	—	232,488
Second quarter 2016	16,392	—	232,835
First quarter 2016	14,796	—	234,179

(1)	The Manager elected to reinvest all of the monthly base management fees for the second quarter of 2017 in shares. The Company issued 233,394 shares for the quarter ended June 30, 2017, including 77,860 shares that were issued in July 2017 for the June 2017 monthly base management fee.

The Manager is not entitled to any other compensation and all costs incurred by the Manager, including compensation of seconded staff, are paid by the Manager out of its base management fee. However, the Company is responsible for other direct costs including, but not limited to, expenses incurred in the administration or management of the Company and its subsidiaries, income taxes, audit and legal fees, acquisitions and dispositions and its compliance with applicable laws and regulations. During the quarter and six months ended June 30, 2017, the Manager charged the Company $156,000 and $445,000, respectively, for reimbursement of out-of-pocket expenses compared with $233,000 and $304,000 for the quarter and six months ended June 30, 2016, respectively. The unpaid portion of the out-of-pocket expenses at the end of the reporting period is included in Due to Manager-related party in the consolidated condensed balance sheets.

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

On June 24, 2015, the Company commenced the ATM program where the Company may offer and sell shares of its common stock, par value $0.001 per share, from time to time having an aggregate gross offering price of up to $400.0 million. These sales, if any, will be made pursuant to the terms of an equity distribution agreement entered into between the Company and the sales agents, with MCUSA being one of the sales agents. Under the terms of the equity distribution agreement, the Company may also sell shares to any sales agent as principal for its own account at a price agreed upon at the time of the sale. For the six months ended June 30, 2017 and 2016, the Company did not engage MCUSA for such activities.

Long-Term Debt

Atlantic Aviation’s $70.0 million revolving credit facility was provided by various financial institutions, including MBL which provided $15.7 million. For the quarter and six months ended June 30, 2016, Atlantic Aviation incurred and paid $29,000 and $58,000 in interest expense related to MBL’s portion of the revolving credit facility. In October 2016, the revolving credit facility was terminated in conjunction with the completion of the refinancing of Atlantic Aviation’s new credit facility.

The Company has a $410.0 million senior secured revolving credit facility at the holding company that is provided by various financial institutions, of which $50.0 million is provided by MIHI LLC. For the quarter and six months ended June 30, 2017, the Company incurred $35,000 and $69,000, respectively, in interest expense related to MIHI LLC’s portion of the MIC senior secured revolving credit facility, compared with $62,000 and $102,000 for the quarter and six months ended June 30, 2016, respectively.

Other Transactions

Macquarie Energy North America Trading, Inc. (MENAT), an indirect subsidiary of Macquarie Group Limited, entered into contracts with IMTT to lease capacity. At March 31, 2017, MENAT leased 200,000 barrels of capacity from IMTT. The contracts expired during the quarter ended June 30, 2017, and at June 30, 2017, there were no outstanding contracts with MENAT. During the quarter and six months ended June 30, 2017, IMTT recognized $294,000 and $907,000, respectively, in revenues from MENAT. At June 30, 2016, MENAT leased 721,000 barrels of capacity and IMTT recognized $1.8 million and $3.0 million in revenues for the quarter and six months ended June 30, 2016, respectively.

11. Income Taxes

The Company expects to incur federal consolidated taxable income for the year ending December 31, 2017, which will be fully offset by the Company’s net operating loss (NOL) carryforwards. The Company believes that it will be able to utilize all of its federal prior year NOLs, which will begin to expire after 2028 and completely expire after 2035.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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

13. Subsequent Events

Dividend

On August 1, 2017, the Board of Directors declared a dividend of $1.38 per share for the quarter ended June 30, 2017, which is expected to be paid on August 17, 2017 to holders of record on August 14, 2017.

Acquisitions

Subsequent to the quarter ended June 30, 2017, IMTT entered into an agreement to purchase a portfolio of seven bulk liquid terminals in the Southeast and Southwest U.S., with principal operations in the Port of Savannah, Georgia. The facilities comprise approximately 3.1 million barrels of storage capacity, a significant portion of which is in service for jet fuel. The purchase price is $171.5 million (subject to working capital adjustments), of which $125.0 million will be issued in new MIC shares to the seller and the remaining balance to be settled in cash. The transaction is expected to close in the third quarter of 2017, subject to receipt of regulatory approvals and satisfaction of other customary closing conditions.

The Company has also entered into an agreement to complete an acquisition of an operating business in an existing segment. The transaction is expected to close in the third quarter of 2017, subject to receipt of relevant consents and satisfaction of customary closing conditions, at which time additional details may be disclosed.

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

MACQUARIE INFRASTRUCTURE CORPORATION (Registrant)
Dated: August 2, 2017	By: /s/ James Hooke Name: James Hooke Title: Chief Executive Officer
Dated: August 2, 2017	By: /s/ Liam Stewart Name: Liam Stewart Title: Chief Financial Officer

EXHIBIT INDEX

Number	Description
3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 21, 2015).
3.2	Amended and Restated Bylaws of the Registrant, dated as of February 18, 2016 (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on February 23, 2016).
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer
32.2**	Section 1350 Certification of Chief Financial Officer
101.0*	The following materials from the Quarterly Report on Form 10-Q of Macquarie Infrastructure Corporation for the quarter ended June 30, 2017, filed on August 2, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets as of June 30, 2017 (Unaudited) and December 31, 2016, (ii) the Consolidated Condensed Statements of Operations for the quarters and six months ended June 30, 2017 and 2016 (Unaudited), (iii) the Consolidated Condensed Statements of Comprehensive Income for the quarters and six months ended June 30, 2017 and 2016 (Unaudited), (iv) the Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2017 and 2016 (Unaudited) and (v) the Notes to Consolidated Condensed Financial Statements (Unaudited).

*	Filed herewith.
**	Furnished herewith.

E-1