Form 10-Q
period 2017-09-30
Macquarie Infrastructure Corp
filed 2017-11-01
CIK 1289790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2017

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

There were 84,564,051 shares of common stock, with $0.001 par value, outstanding at October 31, 2017.

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

We currently own and operate a diversified portfolio of businesses that provide services to other businesses, government agencies and individuals primarily in the U.S. The businesses we own and operate are organized into four segments:

•	International-Matex Tank Terminals (IMTT): a terminalling business providing bulk liquid storage, handling and other services to third parties at seventeen terminals in the U.S. and two in Canada;
•	Atlantic Aviation: a provider of fuel, terminal, aircraft hangaring and other services primarily to owners and operators of general aviation (GA) jet aircraft at 70 airports throughout the U.S.
•	Contracted Power (CP): comprising a gas-fired facility and controlling interests in wind and solar facilities in the U.S.; and
•	MIC Hawaii: comprising an energy company that processes and distributes gas and provides related services (Hawaii Gas), and several smaller businesses collectively engaged in efforts to reduce the cost and improve the reliability and sustainability of energy, all based in Hawaii.

Our businesses generally operate in sectors with barriers to entry including high initial development and construction costs, long-term contracts or the requirement to obtain government approvals and a lack of immediate cost-effective alternatives to the services provided. Overall they tend to generate sustainable, stable and growing cash flows over the long term.

Overview

Use of Non-GAAP measures

In addition to our results under U.S. GAAP, we use certain non-GAAP measures to assess the performance and prospects of our businesses. In particular, we use EBITDA excluding non-cash items, Free Cash Flow and certain proportionately combined financial metrics. Proportionately combined financial metrics reflect our proportionate interest in our wind and solar facilities.

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

Dividends

Since January 1, 2016, MIC has paid or declared the following dividends:

Declared	Period Covered	$per Share	Record Date	Payable Date
October 30, 2017	Third quarter 2017	$1.42	November 13, 2017	November 16, 2017
August 1, 2017	Second quarter 2017	1.38	August 14, 2017	August 17, 2017
May 2, 2017	First quarter 2017	1.32	May 15, 2017	May 18, 2017
February 17, 2017	Fourth quarter 2016	1.31	March 3, 2017	March 8, 2017
October 27, 2016	Third quarter 2016	1.29	November 10, 2016	November 15, 2016
July 28, 2016	Second quarter 2016	1.25	August 11, 2016	August 16, 2016
April 28, 2016	First quarter 2016	1.20	May 12, 2016	May 17, 2016
February 18, 2016	Fourth quarter 2015	1.15	March 3, 2016	March 8, 2016

We currently intend to maintain, and where possible, increase our quarterly cash dividend to our shareholders. The MIC Board has authorized a quarterly cash dividend of $1.42 per share for the quarter ended September 30, 2017, or a 10.1% increase over the dividend for the quarter ended September 30, 2016. In determining whether to adjust the amount of our quarterly dividend, our Board will take into account such matters as the state of the capital markets and general business conditions, the Company’s financial condition, results of operations, capital requirements, capital opportunities and any contractual, legal and regulatory restrictions on the payment of dividends by the Company to its stockholders or by its subsidiaries to the Company, and any other factors that it deems relevant, subject to maintaining a prudent level of reserves and without creating undue volatility in the amount of such dividends where possible. Moreover, the Company’s senior secured credit facility and the debt commitments at our businesses contain restrictions that may limit the Company’s ability to pay dividends. Although historically we have declared cash dividends on our shares, any or all of these or other factors could result in the modification of our dividend policy, or the reduction, modification or elimination of our dividend in the future.

Recent Developments

On September 11, 2017, we announced that James Hooke, our Chief Executive Officer, intends to step down in early 2018. On September 8, 2017, the MIC board of directors was expanded from six to seven members and Mr. Hooke was elected to fill the vacancy.

Christopher Frost has been appointed President and Chief Operating Officer of MIC, effective October 26, 2017. Mr. Frost has been employed by Macquarie Group for the past 20 years. We anticipate Mr. Frost will be appointed to the position of CEO when Mr. Hooke steps down on January 1, 2018.

On August 8, 2017, IMTT completed the acquisition of Epic Midstream LLC (Epic), a portfolio of seven bulk liquid terminals comprising approximately 3.1 million barrels of storage capacity and related handling capability. The acquisition increases IMTT’s system-wide capacity by approximately 7% and extends its operations into both the Port of Savannah in Georgia and several inland locations.

On September 27, 2017, Atlantic Aviation completed the acquisition of Orion Jet Center (Orion). Orion is a fixed base operator located at Opa Locka-Miami Executive Airport approximately 11 miles north of downtown Miami, Florida. Orion features over 200,000 square feet of newly constructed hangar space and also includes 36,000 square feet of office and maintenance space.

Shared Services Initiative

We have implemented a shared services initiative to consolidate common back-office functions across our businesses, including Accounting, Human Resources, Tax, Information Technology, Procurement and Risk Management support. We have incurred, and expect to continue to incur, implementation costs in 2017, principally in relation to severance and consulting services, and we expect to realize full year savings from this initiative in 2018. The expected savings will not be spread evenly or proportionally across our businesses.

Results of Operations

Consolidated

Key Factors Affecting Operating Results for the Quarter:

•	growth in contributions from Atlantic Aviation;
•	contributions from acquisitions in each operating segment; and
•	an increase in unrealized gains on commodity hedges at Hawaii Gas; partially offset by
•	cost increases related to the implementation of a shared services initiative and evaluation of various investment and acquisition opportunities; and
•	a decrease in other income, net.

Our consolidated results of operations are as follows:

	Quarter Ended September 30,		Change Favorable/ (Unfavorable)		Nine Months Ended September 30,		Change Favorable/ (Unfavorable)
	2017	2016	$	%	2017	2016	$	%
	($ In Thousands, Except Share and Per Share Data) (Unaudited)
Revenue
Service revenue	$358,220	$323,975	34,245	10.6	$1,067,069	$942,437	124,632	13.2
Product revenue	94,841	96,549	(1,708)	(1.8)	276,439	272,053	4,386	1.6
Total revenue	453,061	420,524	32,537	7.7	1,343,508	1,214,490	129,018	10.6
Costs and expenses
Cost of services	153,218	134,512	(18,706)	(13.9)	455,038	371,832	(83,206)	(22.4)
Cost of product sales	35,669	39,845	4,176	10.5	123,143	107,923	(15,220)	(14.1)
Selling, general and administrative	84,898	77,468	(7,430)	(9.6)	244,817	222,182	(22,635)	(10.2)
Fees to Manager – related party	17,954	18,382	428	2.3	54,610	49,570	(5,040)	(10.2)
Depreciation	58,009	59,242	1,233	2.1	172,753	172,125	(628)	(0.4)
Amortization of intangibles	17,329	15,417	(1,912)	(12.4)	50,920	49,917	(1,003)	(2.0)
Total operating expenses	367,077	344,866	(22,211)	(6.4)	1,101,281	973,549	(127,732)	(13.1)
Operating income	85,984	75,658	10,326	13.6	242,227	240,941	1,286	0.5
Other income (expense)
Interest income	54	27	27	100.0	129	85	44	51.8
Interest expense(1)	(29,291)	(20,871)	(8,420)	(40.3)	(90,129)	(117,268)	27,139	23.1
Other income, net	4,973	16,689	(11,716)	(70.2)	7,893	20,389	(12,496)	(61.3)
Net income before income taxes	61,720	71,503	(9,783)	(13.7)	160,120	144,147	15,973	11.1
Provision for income taxes	(25,547)	(29,022)	3,475	12.0	(65,284)	(60,409)	(4,875)	(8.1)
Net income	$36,173	$42,481	(6,308)	(14.8)	$94,836	$83,738	11,098	13.3
Less: net (loss) income attributable to noncontrolling interests	(3,922)	455	4,377	NM	(7,294)	165	7,459	NM
Net income attributable to MIC	$40,095	$42,026	(1,931)	(4.6)	$102,130	$83,573	18,557	22.2
Basic income per share attributable to MIC	$0.48	$0.52	(0.04)	(7.7)	$1.23	$1.04	0.19	18.3
Weighted average number of shares outstanding: basic	83,644,806	81,220,841	2,423,965	3.0	82,743,285	80,570,192	2,173,093	2.7

NM — Not meaningful

(1)	Interest expense includes losses on derivative instruments of $162,000 and $6.9 million for the quarter and nine months ended September 30, 2017, respectively. For the quarter and nine months ended September 30, 2016, interest expense includes gains on derivative instruments of $3.7 million and losses on derivative instruments of $43.0 million, respectively.

Results of Operations: Consolidated – (continued)

Revenue

Consolidated revenue increased for the quarter and nine months ended September 30, 2017 compared with the quarter and nine months ended September 30, 2016 primarily as a result of an increase in the wholesale cost of jet fuel and an increase in the volume of jet fuel sold at Atlantic Aviation and contributions from acquisitions, partially offset by reduced revenue from Bayonne Energy Center (BEC) as a result of lower capacity prices and lower energy margins. The increase in the consolidated revenue for the nine months ended September 30, 2017 also includes a contribution from IMTT from the recognition of deferred revenue resulting from termination of a construction project by a biodiesel customer.

Cost of Services and Product Sales

Consolidated cost of services and product sales increased for the quarter and nine months ended September 30, 2017 compared with the quarter and nine months ended September 30, 2016 primarily due to an increase in the wholesale cost of jet fuel and propane and contributions from acquisitions. The changes in consolidated cost of services and product sales were also attributable to unrealized gains and losses on commodity hedges at Hawaii Gas (see “Results of Operations — MIC Hawaii” below).

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the quarter and nine months ended September 30, 2017 compared with the quarter and nine months ended September 30, 2016 primarily due to (i) $3.0 million and $7.9 million, respectively, of costs incurred in connection with the evaluation of various investment and acquisition opportunities; (ii) $1.4 million and $6.8 million, respectively, of costs incurred in connection with the implementation of our shared services initiative; and (iii) incremental costs associated with acquired businesses.

Fees to Manager

Our Manager is entitled to a monthly base management fee based primarily on our market capitalization and potentially a quarterly performance fee based on total stockholder returns relative to a U.S. utilities index. For the quarter and nine months ended September 30, 2017, we incurred base management fees of $17.9 million and $54.6 million, respectively, compared with $18.4 million and $49.6 million for the quarter and nine months ended September 30, 2016, respectively. No performance fees were generated in any of the above periods. The unpaid portion of base management fees and performance fees, if any, at the end of each reporting period is included in the line item Due to Manager-related party in our consolidated condensed balance sheets.

Results of Operations: Consolidated – (continued)

In all of the periods shown below, our Manager elected to reinvest any fees to which it was entitled in additional shares. In accordance with the Third Amended and Restated Management Service Agreement, our Manager has currently elected to reinvest future base management fees and performance fees, if any, in additional shares.

Period	Base Management Fee Amount ($ in Thousands)	Performance Fee Amount ($ in Thousands)	Shares Issued
2017 Activities:
Third quarter 2017	$17,954	$—	240,674	(1)
Second quarter 2017	18,433	—	233,394
First quarter 2017	18,223	—	232,398
2016 Activities:
Fourth quarter 2016	$18,916	$—	230,773
Third quarter 2016	18,382	—	232,488
Second quarter 2016	16,392	—	232,835
First quarter 2016	14,796	—	234,179

(1)	Our Manager elected to reinvest all of the monthly base management fees for the third quarter of 2017 in shares. We issued 240,674 shares for the quarter ended September 30, 2017, including 81,741 shares that were issued in October 2017 for the September 2017 monthly base management fee.

Depreciation

Depreciation expense decreased for the quarter ended September 30, 2017 compared with the quarter ended September 30, 2016 primarily due to the write-off of tanks and docks in 2016 at IMTT. Depreciation expense increased for the nine months ended September 30, 2017 compared with the nine months ended September 30, 2016 primarily as a result of assets placed in service and contributions from acquisitions.

Amortization of Intangibles

Amortization of intangibles increased for the quarter and nine months ended September 30, 2017 compared with the quarter and nine months ended September 30, 2016 primarily due to contributions from acquisitions.

Interest Expense and Gains (Losses) on Derivative Instruments

Interest expense includes losses on derivative instruments of $162,000 and $6.9 million for the quarter and nine months ended September 30, 2017, respectively, compared with gains on derivative instruments of $3.7 million and losses on derivative instruments of $43.0 million for the quarter and nine months ended September 30, 2016, respectively. Gains and losses on derivatives recorded in interest expense are attributable to the change in fair value of interest rate hedging instruments. For the nine months ended September 30, 2016, interest expense also included the non-cash write-off of deferred financing costs at Hawaii Gas related to the February 2016 refinancing of its $80.0 million term loan debt and its $60.0 million revolving credit facility. Excluding the derivative adjustments and deferred financing cost write-offs, interest expense decreased for the quarter and nine months ended September 30, 2017 compared with the quarter and nine months ended September 30, 2016 primarily due to a reduction in the weighted average interest rate, partially offset by a higher average debt balance. Cash interest expense was $27.1 million and $79.4 million for the quarter and nine months ended September 30, 2017, respectively, compared with $27.4 million and $82.0 million for the quarter and nine months ended September 30, 2016, respectively. See discussions of interest expense for each of our operating businesses below.

Results of Operations: Consolidated – (continued)

Other Income, net

Other income, net, decreased for the quarter and nine months ended September 30, 2017 compared with the quarter and nine months ended September 30, 2016 as 2016 included insurance recoveries associated with damage docks to IMTT’s facilities and escrow proceeds related to the acquisition of BEC. This decrease was partially offset by financing income from a revolving credit facility provided by CP to a third party developer of renewable projects and the associated development profit for the periods in 2017.

Income Taxes

We file a consolidated federal income tax return that includes the financial results for IMTT, Atlantic Aviation, BEC, MIC Hawaii and our allocable share of the taxable income (loss) from our wind and solar facilities. The wind and solar facilities are held by limited liability companies treated as partnerships for tax purposes. Pursuant to a tax sharing agreement, the businesses included in our consolidated federal income tax return, pay MIC an amount equal to the federal income tax each would have paid on a standalone basis as if they were not part of the consolidated federal income tax return.

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

For the year ending December 31, 2017, we expect current year taxable income to be approximately $33.0 million. The reduction in anticipated current year taxable income from the previously disclosed $95.0 million is primarily attributable to additional tax depreciation related to acquisitions and tax strategies. For the year ending December 31, 2017, we expect that our available investment tax credits will offset any Alternative Minimum Tax liability.

For the year ending December 31, 2017, we expect our businesses collectively to pay state income taxes of approximately $11.5 million. In calculating our consolidated state income tax provision, we have provided a valuation allowance for certain state income tax NOLs, the use of which is uncertain.

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

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items, Free Cash Flow and Proportionately Combined Metrics

In addition to our results under U.S. GAAP, we use certain non-GAAP measures to assess the performance and prospects of our businesses. In particular, we use EBITDA excluding non-cash items, Free Cash Flow and certain proportionately combined financial metrics. Proportionately combined financial metrics reflect our proportionate interest in our wind and solar facilities.

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

Given our varied ownership levels in our CP and MIC Hawaii segments, together with our obligations to report the results of these businesses on a consolidated basis, GAAP measures such as net income (loss) do not fully reflect all of the items we consider in assessing the amount of cash generated based on our proportionate interest in our wind and solar facilities. We note that the proportionately combined metrics used may be calculated in a different manner by other companies and may limit their usefulness as a comparative measure. Therefore, proportionately combined metrics should be used as a supplemental measure and not in lieu of our financial results reported under GAAP.

Our businesses are characteristically owners of high-value, long-lived assets capable of generating substantial Free Cash Flow. We define Free Cash Flow as cash from operating activities — the most comparable GAAP measure — which includes cash paid for interest, taxes and pension contributions, less maintenance capital expenditures, which includes principal repayments on capital lease obligations used to fund maintenance capital expenditures, and excluding changes in working capital.

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

	Quarter Ended September 30,		Change Favorable/ (Unfavorable)		Nine Months Ended September 30,		Change Favorable/ (Unfavorable)
	2017	2016	$	%	2017	2016	$	%
	($ In Thousands) (Unaudited)
Net income	$36,173	$42,481			$94,836	$83,738
Interest expense, net(1)	29,237	20,844			90,000	117,183
Provision for income taxes	25,547	29,022			65,284	60,409
Depreciation	58,009	59,242			172,753	172,125
Amortization of intangibles	17,329	15,417			50,920	49,917
Fees to Manager-related party	17,954	18,382			54,610	49,570
Pension expense(2)	2,160	2,117			6,481	6,512
Other non-cash income, net(3)	(3,725)	(682)			(961)	(9,872)
EBITDA excluding non-cash items(4)	$182,684	$186,823	(4,139)	(2.2)	$533,923	$529,582	4,341	0.8
EBITDA excluding non-cash items(4)	$182,684	$186,823			$533,923	$529,582
Interest expense, net(1)	(29,237)	(20,844)			(90,000)	(117,183)
Adjustments to derivative instruments recorded in interest expense(1)	(959)	(8,832)			1,724	27,639
Amortization of debt financing costs(1)	2,163	2,287			6,464	7,536
Amortization of debt discount(1)	882	—			2,377	—
Provision for income taxes, net of changes in deferred taxes	(2,154)	(1,115)			(8,493)	(5,283)
Changes in working capital	(4,914)	751			(48,326)	(5,303)
Cash provided by operating activities	148,465	159,070			397,669	436,988
Changes in working capital	4,914	(751)			48,326	5,303
Maintenance capital expenditures(5)	(12,106)	(24,472)			(23,062)	(44,725)
Free cash flow	$141,273	$133,847	7,426	5.5	$422,933	$397,566	25,367	6.4

(1)	Interest expense, net, includes adjustments to derivative instruments, non-cash amortization of deferred financing fees and non-cash amortization of debt discount related to the 2.00% Convertible Senior Notes due October 2023. For the nine months ended September 30, 2016, interest expense also included a non-cash write-off of deferred financing fees related to the February 2016 refinancing at Hawaii Gas.

Results of Operations: Consolidated – (continued)

(2)	Pension expense primarily consists of interest cost, expected return on plan assets and amortization of actuarial and performance gains and losses.
(3)	Other non-cash income, net, primarily includes non-cash amortization of tolling liabilities, unrealized gains (losses) on commodity hedges and non-cash gains (losses) related to disposal of assets. See “Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items, Free Cash Flow and Proportionately Combined Metrics” above for further discussion.
(4)	For the quarter and nine months ended September 30, 2016, EBITDA excluding non-cash items included $13.0 million and $15.5 million, respectively, of insurance recoveries related to damaged docks at IMTT.
(5)	For the quarter and nine months ended September 30, 2016, maintenance capital expenditures included $13.9 million associated with the rebuilding of damaged docks, the majority of which were insured losses, at IMTT.

Reconciliation from Consolidated Free Cash Flow to Proportionately Combined Free Cash Flow

See “Results of Operations — Consolidated” above for a reconciliation of Free Cash Flow —  Consolidated basis to cash provided by operating activities, the most comparable GAAP measure. The following table is a reconciliation from Free Cash Flow on a consolidated basis to Free Cash Flow on a proportionately combined basis (our proportionate interest in our wind and solar facilities). See “Results of Operations” below for a reconciliation of Free Cash Flow for each of our segments to cash provided by (used in) operating activities for such segment.

	Quarter Ended September 30,		Change Favorable/ (Unfavorable)		Nine Months Ended September 30,		Change Favorable/ (Unfavorable)
	2017	2016	$	%	2017	2016	$	%
	($ In Thousands) (Unaudited)
Free Cash Flow – Consolidated basis	$141,273	$133,847	7,426	5.5	$422,933	$397,566	25,367	6.4
100% of CP Free Cash Flow included in consolidated Free Cash Flow	(25,970)	(26,718)			(56,513)	(56,532)
MIC’s share of CP Free Cash Flow	24,667	24,773			51,300	50,580
100% of MIC Hawaii Free Cash Flow included in consolidated Free Cash Flow	(8,137)	(8,696)			(32,368)	(30,432)
MIC’s share of MIC Hawaii Free Cash Flow	8,132	8,694			32,358	30,430
Free Cash Flow – Proportionately Combined basis	$139,965	$131,900	8,065	6.1	$417,710	$391,612	26,098	6.7

Results of Operations: IMTT

Key Factors Affecting Operating Results for the Quarter:

•	an increase in revenue primarily resulting from an acquisition; and
•	a decrease in costs, primarily due to healthcare savings; partially offset by
•	the absence of insurance recoveries in 2017;
•	a decline in spill response activity; and
•	a decrease in utilization.

	Quarter Ended September 30,		Change Favorable/ (Unfavorable)		Nine Months Ended September 30,		Change Favorable/ (Unfavorable)
	2017	2016			2017	2016
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Revenue	134,167	133,143	1,024	0.8	410,128	396,786	13,342	3.4
Cost of services	48,982	53,085	4,103	7.7	148,052	149,845	1,793	1.2
Selling, general and administrative expenses	9,104	8,358	(746)	(8.9)	25,627	24,322	(1,305)	(5.4)
Depreciation and amortization	31,511	35,709	4,198	11.8	93,826	103,612	9,786	9.4
Operating income	44,570	35,991	8,579	23.8	142,623	119,007	23,616	19.8
Interest expense, net(1)	(10,187)	(7,827)	(2,360)	(30.2)	(30,707)	(41,462)	10,755	25.9
Other income, net	794	13,495	(12,701)	(94.1)	1,954	16,947	(14,993)	(88.5)
Provision for income taxes	(14,422)	(17,079)	2,657	15.6	(46,686)	(38,717)	(7,969)	(20.6)
Net income	20,755	24,580	(3,825)	(15.6)	67,184	55,775	11,409	20.5
Less: net income attributable to noncontrolling interests	—	—	—	—	—	59	59	100.0
Net income attributable to MIC	20,755	24,580	(3,825)	(15.6)	67,184	55,716	11,468	20.6
Reconciliation of net income to EBITDA excluding non-cash items and a reconciliation of cash provided by operating activities to Free Cash Flow:
Net income	20,755	24,580			67,184	55,775
Interest expense, net(1)	10,187	7,827			30,707	41,462
Provision for income taxes	14,422	17,079			46,686	38,717
Depreciation and amortization	31,511	35,709			93,826	103,612
Pension expense(2)	1,883	1,752			5,649	5,414
Other non-cash expense, net	178	73			315	631
EBITDA excluding non-cash items(3)	78,936	87,020	(8,084)	(9.3)	244,367	245,611	(1,244)	(0.5)
EBITDA excluding non-cash items(3)	78,936	87,020			244,367	245,611
Interest expense, net(1)	(10,187)	(7,827)			(30,707)	(41,462)
Adjustments to derivative instruments recorded in interest expense(1)	(524)	(2,433)			(257)	10,723
Amortization of debt financing costs(1)	413	411			1,236	1,242
Provision for income taxes, net of changes in deferred taxes	344	(904)			(3,069)	(3,071)
Changes in working capital	3,732	(1,243)			(12,413)	(11,726)
Cash provided by operating activities	72,714	75,024			199,157	201,317
Changes in working capital	(3,732)	1,243			12,413	11,726
Maintenance capital expenditures(4)	(8,116)	(19,860)			(13,563)	(33,099)
Free cash flow	60,866	56,407	4,459	7.9	198,007	179,944	18,063	10.0

(1)	Interest expense, net, includes adjustments to derivative instruments and non-cash amortization of deferred financing fees.
(2)	Pension expense primarily consists of interest cost, expected return on plan assets and amortization of actuarial and performance gains and losses.

Results of Operations: IMTT – (continued)

(3)	For the quarter and nine months ended September 30, 2016, EBITDA excluding non-cash items included $13.0 million and $15.5 million, respectively, of insurance recoveries related to damaged docks. These insurance recoveries were used to repair damaged docks and recorded in Other Income, net. The cost of those repairs were recorded in Maintenance Capital Expenditures. Excluding insurance proceeds, EBITDA excluding non-cash items would have been $74.0 million and $230.1 million for the quarter and nine months ended September 30, 2016, respectively. On that basis, EBITDA excluding non-cash items would have increased by $4.9 million, or 6.6%, for the quarter ended September 30, 2017, and increased by $14.2 million, or 6.2%, for the nine months ended September 30, 2017, compared with the prior comparable periods.
(4)	For the quarter and nine months ended September 30, 2016, maintenance capital expenditures included $13.9 million associated with the rebuilding of damaged docks, the majority of which were insured losses. Excluding these costs, maintenance capital expenditures would have been $6.0 million and $19.2 million for the quarter and nine months ended September 30, 2016, respectively. On that basis, maintenance capital expenditures would have increased by $2.1 million, or 35.2%, for the quarter ended September 30, 2017, and decreased by $5.7 million, or 29.5%, for the nine months ended September 30, 2017, compared with the prior comparable periods.

Revenue

IMTT generates the majority of its revenue from contracts typically comprising a fixed monthly charge (that escalates annually with inflation) for access to or use of its infrastructure. We refer to revenue generated from such contracts or fixed charges as firm commitments. Firm commitments are generally of medium term duration and at September 30, 2017, had a revenue weighted average remaining life of 2.1 years. Revenue from firm commitments comprised 82.6% and 80.4% of total revenue for the quarter ended September 30, 2017 and the trailing twelve months ended September 30, 2017, respectively.

For the quarter and nine months ended September 30, 2017, total revenue increased by $1.0 million and $13.3 million, respectively, compared with the quarter and nine months ended September 30, 2016. The increase in revenue for the quarter ended September 30, 2017 compared with the quarter ended September 30, 2016 was primarily due to an acquisition, partially offset by lower revenue from spill response activity and lower utilization. For the nine months ended September 30, 2017, revenue also increased due to the recognition of deferred revenue resulting from termination of a construction project by a biodiesel customer.

Capacity utilization was 92.7% and 94.3% for the quarter and nine months ended September 30, 2017, respectively, compared with 96.7% and 96.4% for the quarter and nine months ended September 30, 2016, respectively. The decrease in utilization primarily reflects the transition of customers and tanks coming out of service for repairs and inspections. We expect utilization levels to be approximately 94% over the long term, as they have been historically.

Costs of Services and Selling, General and Administrative Expenses

Cost of services and selling, general and administrative expenses combined decreased for the quarter and nine months ended September 30, 2017 compared with the quarter and nine months ended September 30, 2016. The decrease was primarily the result of lower labor, healthcare and repair and maintenance expenses, partially offset by incremental costs from an acquisition and higher franchise taxes.

Depreciation and Amortization

Depreciation and amortization expense decreased for the quarter and nine months ended September 30, 2017 compared with the quarter and nine months ended September 30, 2016 primarily due to the write-off of tanks and docks in 2016.

Interest Expense, Net

Interest expense includes gains on derivative instruments of $124,000 and losses on derivative instruments of $1.5 million for the quarter and nine months ended September 30, 2017, respectively, compared with gains on derivative instruments of $1.4 million and losses on derivative instruments of $14.0 million for the quarter and nine months ended September 30, 2016, respectively.

Results of Operations: IMTT – (continued)

Excluding the derivative adjustments, interest expense increased for the quarter ended September 30, 2017 compared with the quarter ended September 30, 2016 primarily due to increased debt balances. Interest expense for the nine months ended September 30, 2017 compared with the nine months ended September 30, 2016 remained flat. Cash interest expense was $10.3 million and $29.7 million for the quarter and nine months ended September 30, 2017, respectively, compared with $9.9 million and $29.5 million for the quarter and nine months ended September 30, 2016, respectively.

Other Income, net

Other income, net, decreased for the quarter and nine months ended September 30, 2017 compared with the quarter and nine months ended September 30, 2016. The business incurred insured losses in connection with damage done to various docks in Bayonne and Gretna for which insurance recoveries of approximately $13.0 million and $15.5 million were recorded during the quarter and nine months ended September 30, 2016, respectively.

Income Taxes

The taxable income generated by IMTT is reported on our consolidated federal income tax return. The business files state income tax returns in the states in which it operates. For the year ending December 31, 2017, the business expects to pay state income taxes of approximately $4.0 million. The Provision for income taxes, net of changes in deferred taxes of $3.1 million for the nine months ended September 30, 2017 in the above table includes $2.4 million of state income tax expense and $626,000 of federal income tax expense. Any current federal income tax payable is expected to be offset in consolidation with the application of NOLs at the MIC holding company level.

The majority of the difference between IMTT’s book and federal taxable income relates to depreciation of terminal fixed assets. For book purposes, these fixed assets are depreciated primarily over 5 to 30 years using the straight-line method of depreciation. For federal income tax purposes, these fixed assets are depreciated primarily over 5 to 15 years using accelerated methods. In addition, most terminal fixed assets placed in service between 2012 through 2017 qualify for the federal 50% bonus tax depreciation. A significant portion of Louisiana terminal fixed assets constructed in the period after Hurricane Katrina were financed with Gulf Opportunity Zone Bonds (GO Zone Bonds). GO Zone Bond financed assets are depreciated, for tax purposes, primarily over 9 to 20 years using the straight-line depreciation method. Most of the states in which the business operates do not allow the use of 50% bonus tax depreciation. However, Louisiana allows the use of 50% bonus depreciation except for assets financed with GO Zone Bonds.

EBITDA Excluding Non-Cash Items

For the quarter and nine months ended September 30, 2016, EBITDA excluding non-cash items included $13.0 million and $15.5 million, respectively, of insurance recoveries for damaged docks. These insurance recoveries were used to repair damaged docks and recorded in Other Income, net. The cost of those repairs were recorded in Maintenance Capital Expenditures. Excluding insurance proceeds, EBITDA excluding non-cash items would have been $74.0 million and $230.1 million for the quarter and nine months ended September 30, 2016, respectively. On that basis, EBITDA excluding non-cash items would have increased by $4.9 million, or 6.6%, for the quarter ended September 30, 2017, and increased by $14.2 million, or 6.2%, for the nine months ended September 30, 2017, compared with the prior comparable periods.

Results of Operations: IMTT – (continued)

Maintenance Capital Expenditures

For the nine months ended September 30, 2017, IMTT incurred maintenance capital expenditures of $13.6 million and $16.4 million on an accrual basis and cash basis, respectively, compared with $33.1 million and $34.5 million on an accrual basis and cash basis, respectively, for the nine months ended September 30, 2016. For the quarter and nine months ended September 30, 2016, maintenance capital expenditures included $13.9 million associated with the rebuilding of damaged docks at IMTT’s Gretna and Bayonne terminals. The property insurance recoveries are recorded in Other Income, net in the above statement of operations. Excluding these costs, maintenance capital expenditures would have been $6.0 million and $19.2 million for the quarter and nine months ended September 30, 2016, respectively. On that basis, maintenance capital expenditures would have increased by $2.1 million, or 35.2%, for the quarter ended September 30, 2017, and decreased by $5.7 million, or 29.5%, for the nine months ended September 30, 2017, compared with the prior comparable periods. The decrease for the nine months ended September 30, 2017 compared with the nine months ended September 30, 2016 is primarily as a result of the timing of planned maintenance for the year. IMTT expects to incur between $20.0 million and $25.0 million of maintenance capital expenditures in 2017.

Results of Operations: Atlantic Aviation

Atlantic Aviation generates a significant portion of its revenue from sales of jet fuel. Accordingly, revenue can fluctuate based on the cost of jet fuel to Atlantic Aviation and reported revenue may not reflect the business’ ability to effectively manage volume and price. For example, an increase in revenue may be attributable to an increase in the cost of the jet fuel and not an increase in the volume sold or price per gallon to the customer. Conversely, a decline in revenue may be attributable to a decrease in the cost of jet fuel and not a reduction in the volume sold or price.

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

Key Factors Affecting Operating Results for the Quarter:

•	an increase in gross margin on a same store basis, together with contributions from acquisitions; partially offset by
•	an increase in selling, general and administrative expenses.

Results of Operations: Atlantic Aviation – (continued)

	Quarter Ended September 30,		Change Favorable/ (Unfavorable)		Nine Months Ended September 30,		Change Favorable/ (Unfavorable)
	2017	2016			2017	2016
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Revenue	211,457	186,823	24,634	13.2	621,149	544,029	77,120	14.2
Cost of services (exclusive of depreciation and amortization shown separately below)	92,106	77,524	(14,582)	(18.8)	272,985	218,126	(54,859)	(25.2)
Gross margin	119,351	109,299	10,052	9.2	348,164	325,903	22,261	6.8
Selling, general and administrative expenses	57,026	53,027	(3,999)	(7.5)	163,512	157,019	(6,493)	(4.1)
Depreciation and amortization	25,286	22,148	(3,138)	(14.2)	73,894	69,041	(4,853)	(7.0)
Operating income	37,039	34,124	2,915	8.5	110,758	99,843	10,915	10.9
Interest expense, net(1)	(4,295)	(5,199)	904	17.4	(13,648)	(27,437)	13,789	50.3
Other (expense) income, net	(14)	(150)	136	90.7	(119)	191	(310)	(162.3)
Provision for income taxes	(11,139)	(11,543)	404	3.5	(36,766)	(29,258)	(7,508)	(25.7)
Net income	21,591	17,232	4,359	25.3	60,225	43,339	16,886	39.0
Reconciliation of net income to EBITDA excluding non-cash items and a reconciliation of cash provided by operating activities to Free Cash Flow:
Net income	21,591	17,232			60,225	43,339
Interest expense, net(1)	4,295	5,199			13,648	27,437
Provision for income taxes	11,139	11,543			36,766	29,258
Depreciation and amortization	25,286	22,148			73,894	69,041
Pension expense(2)	5	16			15	50
Other non-cash expense, net	1,212	200			1,252	448
EBITDA excluding non-cash items	63,528	56,338	7,190	12.8	185,800	169,573	16,227	9.6
EBITDA excluding non-cash items	63,528	56,338			185,800	169,573
Interest expense, net(1)	(4,295)	(5,199)			(13,648)	(27,437)
Convertible senior notes interest(3)	(2,012)	—			(5,769)	—
Adjustments to derivative instruments recorded in interest expense(1)	464	(2,371)			3,150	4,416
Amortization of debt financing costs(1)	284	791			819	2,496
Provision for income taxes, net of changes in deferred taxes	(1,208)	(159)			(5,810)	(2,521)
Changes in working capital	(1,335)	5,142			(6,667)	11,412
Cash provided by operating activities	55,426	54,542			157,875	157,939
Changes in working capital	1,335	(5,142)			6,667	(11,412)
Maintenance capital expenditures	(2,165)	(2,075)			(5,071)	(5,816)
Free cash flow	54,596	47,325	7,271	15.4	159,471	140,711	18,760	13.3

(1)	Interest expense, net, includes adjustments to derivative instruments and non-cash amortization of deferred financing fees.
(2)	Pension expense primarily consists of interest cost, expected return on plan assets and amortization of actuarial and performance gains and losses.
(3)	Represents the cash interest expense reclassified from MIC Corporate related to the 2.00% Convertible Senior Notes due October 2023, proceeds of which were used to pay down a portion of Atlantic Aviation’s credit facility in October 2016.

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

Revenue and gross margin are driven, in part, by the volume of fuel sold and the dollar-based margin/fee per gallon on those sales. Revenue increased 13.2% and 14.2% for the quarter and nine months ended September 30, 2017, respectively, compared with the quarter and nine months ended September 30, 2016 as a result of higher wholesale cost of fuel, an increase in the volume of fuel sold and contributions from acquisitions. The higher wholesale cost of fuel was largely offset by a corresponding increase in cost of services, resulting in an increase in gross margin of 9.2% and 6.8% for the quarter and nine months ended September 30, 2017, respectively, compared with the quarter and nine months ended September 30, 2016.

Atlantic Aviation seeks to extend FBO leases prior to their maturity to improve our visibility into the cash generating capacity of these assets. Atlantic Aviation calculates a weighted average remaining lease life based on EBITDA excluding non-cash items in the prior calendar year adjusted for the impact of acquisitions/dispositions. The weighted average remaining lease life was 20.7 years at September 30, 2017 compared with 19.5 years at September 30, 2016. Notwithstanding the passage of one year, the length of the remaining lease life increased as a result of acquisitions and successful extensions of certain leaseholds.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the quarter and nine months ended September 30, 2017 compared with the quarter and nine months ended September 30, 2016 primarily due to higher salaries and benefit costs and incremental costs associated with acquisitions.

Depreciation and Amortization

Depreciation and amortization expense increased for the quarter and nine months ended September 30, 2017 compared with the quarter and nine months ended September 30, 2016 primarily as a result of assets placed in service and contributions from acquisitions.

Operating Income

Operating income increased for the quarter and nine months ended September 30, 2017 compared with the quarter and nine months ended September 30, 2016 due to the increase in gross margin, partially offset by the increase in selling, general and administrative expenses and the increase in depreciation and amortization expense.

Interest Expense, Net

Interest expense includes losses on derivative instruments of $219,000 and $2.9 million for the quarter and nine months ended September 30, 2017, respectively, compared with gains on derivative instruments of $257,000 and losses on derivative instruments of $10.7 million for the quarter and nine months ended September 30, 2016, respectively. Excluding the derivative adjustments, interest expense decreased for the quarter and nine months ended September 30, 2017 compared with the quarter and nine months ended September 30, 2016 due to a lower weighted average interest rate resulting from the October 2016 refinancing and a lower average debt balance.

Results of Operations: Atlantic Aviation – (continued)

Cash interest expense was $5.5 million and $15.4 million for the quarter and nine months ended September 30, 2017, respectively, compared with $6.8 million and $20.5 million for the quarter and nine months ended September 30, 2016, respectively. Cash interest expense for the quarter and nine months ended September 30, 2017 is inclusive of the interest expense related to the $402.5 million of 2.00% Convertible Senior Notes due October 2023, proceeds of which were used in part to reduce the drawn balance of Atlantic Aviation’s revolving credit facility.

Income Taxes

The taxable income generated by Atlantic Aviation is reported on our consolidated federal income tax return. The business files state income tax returns in the states in which it operates. The tax expense in the table above includes both state taxes and the portion of the consolidated federal tax liability attributable to the business.

For the year ending December 31, 2017, the business expects to pay state income taxes of approximately $6.0 million. The Provision for income taxes, net of changes in deferred taxes of $5.8 million for the nine months ended September 30, 2017 in the above table includes $4.3 million of state income tax expense and $1.5 million of federal income tax expense. Any current federal income tax payable is expected to be offset in consolidation with the application of NOLs at the MIC holding company level.

Maintenance Capital Expenditures

For the nine months ended September 30, 2017, Atlantic Aviation incurred maintenance capital expenditures of $5.1 million and $5.6 million on an accrual basis and cash basis, respectively, compared with $5.8 million and $5.9 million on an accrual basis and cash basis, respectively, for the nine months ended September 30, 2016.

Results of Operations: Contracted Power

Key Factors Affecting Operating Results for the Quarter:

•	a decrease in revenue from BEC, partially offset by contributions from an acquired solar facility;
•	a decrease in cost of product sales primarily due to lower gas consumption tied to lower generation at BEC; and
•	an increase in other income, net.

	Quarter Ended September 30,		Change Favorable/ (Unfavorable)		Nine Months Ended September 30,		Change Favorable/ (Unfavorable)
	2017	2016			2017	2016
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Product revenue	42,445	45,538	(3,093)	(6.8)	110,681	114,017	(3,336)	(2.9)
Cost of product sales	5,171	7,344	2,173	29.6	15,528	17,495	1,967	11.2
Selling, general and administrative expenses	6,909	6,824	(85)	(1.2)	18,318	19,331	1,013	5.2
Depreciation and amortization	14,830	14,000	(830)	(5.9)	45,031	41,693	(3,338)	(8.0)
Operating income	15,535	17,370	(1,835)	(10.6)	31,804	35,498	(3,694)	(10.4)
Interest expense, net(1)	(6,281)	(2,764)	(3,517)	(127.2)	(20,431)	(31,614)	11,183	35.4
Other income, net	4,334	3,531	803	22.7	6,440	3,839	2,601	67.8
Provision for income taxes	(6,337)	(8,013)	1,676	20.9	(8,209)	(7,626)	(583)	(7.6)
Net income	7,251	10,124	(2,873)	(28.4)	9,604	97	9,507	NM
Less: net (loss) income attributable to noncontrolling interest	(3,890)	566	4,456	NM	(7,223)	217	7,440	NM
Net income (loss) attributable to MIC	11,141	9,558	1,583	16.6	16,827	(120)	16,947	NM
Reconciliation of net income to EBITDA excluding non-cash items and a reconciliation of cash provided by operating activities to Free Cash Flow:
Net income	7,251	10,124			9,604	97
Interest expense, net(1)	6,281	2,764			20,431	31,614
Provision for income taxes	6,337	8,013			8,209	7,626
Depreciation and amortization	14,830	14,000			45,031	41,693
Other non-cash income, net(2)	(1,914)	(1,459)			(6,170)	(5,424)
EBITDA excluding non-cash items	32,785	33,442	(657)	(2.0)	77,105	75,606	1,499	2.0
EBITDA excluding non-cash items	32,785	33,442			77,105	75,606
Interest expense, net(1)	(6,281)	(2,764)			(20,431)	(31,614)
Adjustments to derivative instruments recorded in interest expense(1)	(922)	(3,778)			(1,282)	11,994
Amortization of debt financing costs(1)	379	376			1,137	1,113
Provision for income taxes, net of changes in deferred taxes	9	1			6	(8)
Changes in working capital	(1,842)	949			(9,703)	(1,909)
Cash provided by operating activities	24,128	28,226			46,832	55,182
Changes in working capital	1,842	(949)			9,703	1,909
Maintenance capital expenditures	—	(559)			(22)	(559)
Free cash flow	25,970	26,718	(748)	(2.8)	56,513	56,532	(19)	(0.0)

NM — Not meaningful

(1)	Interest expense, net, includes adjustments to derivative instruments and non-cash amortization of deferred financing fees.
(2)	Other non-cash income, net, primarily includes amortization of tolling liabilities. See “Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items, Free Cash Flow and Proportionately Combined Metrics” above for further discussion.

Results of Operations: Contracted Power – (continued)

Revenue

Revenue decreased $3.1 million and $3.3 million for the quarter and nine months ended September 30, 2017 compared with the quarter and nine months ended September 30, 2016, respectively. The decrease at the wind and solar facilities was primarily attributable to lower resources compared with the prior comparable periods, partially offset by revenue contributed from acquired solar facilities.

At BEC, the 37.5% of the business that operates on a merchant basis drove a reduction in revenue as a result of lower capacity prices from updated capacity requirements and lower energy margins. Energy margins decreased primarily due to milder weather during the quarter ended September 30, 2017 compared with the quarter ended September 30, 2016. The aggregate decrease in revenue from BEC was partially offset by new tariff revenue for additional services provided to the grid operator. The remaining 62.5% of BEC’s capacity generates revenue pursuant to a fixed price tolling agreement.

Cost of Product Sales

Cost of product sales decreased for the quarter and nine months ended September 30, 2017 compared with the quarter and nine months ended September 30, 2016 primarily due to a reduction in gas consumed at BEC as a result of reduced generation and lower natural gas costs from the recently completed gas lateral connecting the facility to a lower cost source of gas. The decreases in both periods were partially offset by incremental costs associated with an acquisition of a solar facility completed in December 2016.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased for the nine months ended September 30, 2017 compared with the nine months ended September 30, 2016 primarily due to lower property taxes, lower costs related to leased engines and insurance savings at BEC. These decreases were partially offset by incremental costs from acquisitions.

Depreciation and Amortization

Depreciation and amortization expense increased for the quarter and nine months ended September 30, 2017 compared with the quarter and nine months ended September 30, 2016 primarily due to incremental expenses associated with an acquisition completed in December 2016.

Other Income, net

Other income, net, increased for the quarter and nine months ended September 30, 2017 compared with the quarter and nine months ended September 30, 2016 primarily due to financing income from a revolving credit facility provided by CP to a third party developer of renewable projects and the associated development profit. The increase was partially offset by escrow proceeds related to the BEC acquisition received during the quarter ended September 30, 2016.

Interest Expense, Net

Interest expense includes losses on derivative instruments of $82,000 and $2.4 million for the quarter and nine months ended September 30, 2017, respectively, compared with gains on derivative instruments of $1.9 million and losses on derivative instruments of $17.6 million for the quarter and nine months ended September 30, 2016, respectively. Excluding the derivative adjustments, interest expense increased for the quarter and nine months ended September 30, 2017 compared with the quarter and nine months ended September 30, 2016 primarily due to debt assumed in an acquisition completed in December 2016, partially offset by lower average debt balances on all other facilities. Cash interest expense was $6.8 million and $20.6 million for the quarter and nine months ended September 30, 2017, respectively, compared with $6.2 million and $18.5 million for the quarter and nine months ended September 30, 2016, respectively.

Results of Operations: Contracted Power – (continued)

Income Taxes

Our wind and solar facilities are held in limited liability companies that are treated as partnerships for tax purposes. As such, these entities do not pay federal or state income taxes on a standalone basis, but each partner pays federal and state income taxes based on their allocated share of taxable income. For the year ending December 31, 2017, MIC expects its allocated share of the federal taxable income from these facilities to be a loss of approximately $10.5 million. For 2016, MIC’s allocated share of the federal taxable income from these facilities was a loss of approximately $23.0 million.

The taxable income generated by BEC is reported on our consolidated federal income tax return and is subject to New York state income tax as part of a combined return. For the year ending December 31, 2017, the business does not expect to have a federal or a state income tax liability. Future current federal taxable income attributable to BEC may be offset in consolidation with the application of NOLs at the MIC holding company level.

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

Hawaii Gas generates a significant portion of its revenue from the sale of gas. Accordingly, revenue can fluctuate based on the wholesale cost of the commodity to Hawaii Gas and may not reflect the business’ ability to effectively manage volume and price. For example, an increase in revenue may be attributable to an increase in the wholesale cost of gas and not an increase in the volume sold or price per therm. Conversely, a decline in revenue may be attributable to a decrease in the wholesale cost of gas and not a reduction in volume sold or price per therm.

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

Key Factors Affecting Operating Results for the Quarter:

•	an increase in unrealized gains from commodity hedges; and
•	contributions from acquisitions; partially offset by
•	an increase in selling, general and administrative costs.

Results of Operations: MIC Hawaii – (continued)

	Quarter Ended September 30,		Change Favorable/ (Unfavorable)		Nine Months Ended September 30,		Change Favorable/ (Unfavorable)
	2017	2016			2017	2016
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Product revenue	52,396	51,011	1,385	2.7	165,758	158,036	7,722	4.9
Service revenue	13,826	5,258	8,568	163.0	39,476	5,258	34,218	NM
Total revenue	66,222	56,269	9,953	17.7	205,234	163,294	41,940	25.7
Cost of product sales (exclusive of depreciation and amortization shown separately below)	30,498	32,501	2,003	6.2	107,615	90,428	(17,187)	(19.0)
Cost of services (exclusive of depreciation and amortization shown separately below)	12,131	3,946	(8,185)	NM	34,015	3,946	(30,069)	NM
Cost of revenue – total	42,629	36,447	(6,182)	(17.0)	141,630	94,374	(47,256)	(50.1)
Gross margin	23,593	19,822	3,771	19.0	63,604	68,920	(5,316)	(7.7)
Selling, general and administrative expenses	6,874	6,540	(334)	(5.1)	19,729	16,230	(3,499)	(21.6)
Depreciation and amortization	3,711	2,802	(909)	(32.4)	10,922	7,696	(3,226)	(41.9)
Operating income	13,008	10,480	2,528	24.1	32,953	44,994	(12,041)	(26.8)
Interest expense, net(1)	(1,877)	(1,571)	(306)	(19.5)	(5,795)	(6,224)	429	6.9
Other expense, net	(141)	(187)	46	24.6	(382)	(588)	206	35.0
Provision for income taxes	(4,830)	(3,246)	(1,584)	(48.8)	(10,772)	(14,863)	4,091	27.5
Net income	6,160	5,476	684	12.5	16,004	23,319	(7,315)	(31.4)
Less: net loss attributable to noncontrolling interests	(32)	(111)	(79)	(71.2)	(71)	(111)	(40)	(36.0)
Net income attributable to MIC	6,192	5,587	605	10.8	16,075	23,430	(7,355)	(31.4)
Reconciliation of net income to EBITDA excluding non-cash items and a reconciliation of cash provided by operating activities to Free Cash Flow:
Net income	6,160	5,476			16,004	23,319
Interest expense, net(1)	1,877	1,571			5,795	6,224
Provision for income taxes	4,830	3,246			10,772	14,863
Depreciation and amortization	3,711	2,802			10,922	7,696
Pension expense(2)	272	349			817	1,048
Other non-cash (income) expense, net(3)	(3,360)	316			3,108	(6,090)
EBITDA excluding non-cash items	13,490	13,760	(270)	(2.0)	47,418	47,060	358	0.8
EBITDA excluding non-cash items	13,490	13,760			47,418	47,060
Interest expense, net(1)	(1,877)	(1,571)			(5,795)	(6,224)
Adjustments to derivative instruments recorded in interest expense(1)	23	(250)			113	506
Amortization of debt financing costs(1)	99	96			303	848
Provision for income taxes, net of changes in deferred taxes	(1,773)	(1,361)			(5,265)	(6,507)
Changes in working capital	(2,535)	(1,394)			(12,852)	5,554
Cash provided by operating activities	7,427	9,280			23,922	41,237
Changes in working capital	2,535	1,394			12,852	(5,554)
Maintenance capital expenditures	(1,825)	(1,978)			(4,406)	(5,251)
Free cash flow	8,137	8,696	(559)	(6.4)	32,368	30,432	1,936	6.4

NM — Not meaningful

Results of Operations: MIC Hawaii – (continued)

(1)	Interest expense, net, includes adjustments to derivative instruments related to interest rate swaps and non-cash amortization of deferred financing fees. For the nine months ended September 30, 2016, interest expense also included a non-cash write-off of deferred financing fees related to the February 2016 refinancing at Hawaii Gas.
(2)	Pension expense primarily consists of interest cost, expected return on plan assets and amortization of actuarial and performance gains and losses.
(3)	Other non-cash (income) expense, net, primarily includes non-cash adjustments related to unrealized gains (losses) on commodity hedges. See “Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items, Free Cash Flow and Proportionately Combined Metrics” above for further discussion.

Revenue and Gross Margin

Revenue increased by $10.0 million and $41.9 million for the quarter and nine months ended September 30, 2017 compared with the quarter and nine months ended September 30, 2016, respectively. The increase is primarily attributable to contributions from acquisitions, an increase in the wholesale cost of gas and an increase of 0.1% and 1.7% in the volume of gas sold by Hawaii Gas for the quarter and nine months ended September 30, 2017, respectively. On an underlying basis, adjusting for changes in customer inventory, the volume of gas sold increased by 2.5% and 1.8% in the quarter and nine months ended September 30, 2017, respectively, compared with the quarter and nine months ended September 30, 2016.

Gross margin increased by $3.8 million for the quarter ended September 30, 2017 compared with the quarter ended September 30, 2016 and decreased by $5.3 million for the nine months ended September 30, 2017 compared with the nine months ended September 30, 2016. The increase for the quarter ended September 30, 2017 is primarily attributable to unrealized gains on commodity hedges of $4.0 million, compared with unrealized gains on commodity hedges of $174,000 for the quarter ended September 30, 2016. The decrease for the nine months ended September 30, 2017 is primarily attributable to unrealized losses on commodity hedges of $1.7 million compared with unrealized gains on commodity hedges of $7.6 million for the nine months ended September 30, 2016.

Gross margin, excluding the impact of unrealized gains and losses on commodity hedges, remained flat for the quarter ended September 30, 2017 compared with the quarter ended September 30, 2016 and increased by $4.0 million, or 6.5%, for the nine months ended September 30, 2017 compared with the nine months ended September 30, 2016. The increase was primarily as a result of contributions from acquisitions.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the quarter and nine months ended September 30, 2017 compared with the quarter and nine months ended September 30, 2016 primarily due to incremental costs from acquisitions.

Depreciation and Amortization

Depreciation and amortization expense increased for the quarter and nine months ended September 30, 2017 compared with the quarter and nine months ended September 30, 2016 primarily due to incremental expenses associated with acquisitions.

Operating Income

Operating income increased for the quarter ended September 30, 2017 compared with the quarter ended September 30, 2016 due to the increase in gross margin, partially offset by an increase in depreciation and amortization expense and an increase in selling, general and administrative expenses. Operating income decreased for the nine months ended September 30, 2017 compared with the nine months ended September 30, 2016 due to the decrease in gross margin, an increase in selling, general and administrative expenses and an increase in depreciation and amortization expense.

Results of Operations: MIC Hawaii – (continued)

Interest Expense, Net

Interest expense includes gains on derivative instruments of $15,000 and losses on derivative instruments of $158,000 for the quarter and nine months ended September 30, 2017, respectively, compared with gains on derivative instruments of $152,000 and losses on derivative instruments of $691,000 for the quarter and nine months ended September 30, 2016, respectively. For the nine months ended September 30, 2016, interest expense also included the non-cash write-off of deferred financing costs at Hawaii Gas related to the refinancing of its $80.0 million term loan and its $60.0 million revolving credit facility. Excluding the derivative adjustments and the write-off of the deferred financing costs, interest expense increased for the quarter and nine months ended September 30, 2017 compared with the quarter and nine months ended September 30, 2016 primarily due to debt assumed from an acquisition and the financing of solar facilities constructed in the past year. Cash interest expense was $1.8 million and $5.4 million for the quarter and nine months ended September 30, 2017, respectively, compared with $1.8 million and $4.9 million for the quarter and nine months ended September 30, 2016, respectively.

Income Taxes

The taxable income generated by the MIC Hawaii businesses is reported on our consolidated federal income tax return and is subject to Hawaii state income tax on a stand-alone basis. The tax expense in the table above includes both state tax and the portion of the consolidated federal tax liability attributable to the businesses. For the year ending December 31, 2017, the business expects to pay state income taxes of approximately $1.2 million. The Provision for income taxes, net of changes in deferred taxes of $5.3 million for the nine months ended September 30, 2017 in the above table, includes $3.9 million of federal income tax expense and $1.4 million of state income tax expense. Any current federal income tax payable is expected to be offset in consolidation with the application of NOLs at the MIC holding company level.

Maintenance Capital Expenditures

For the nine months ended September 30, 2017, MIC Hawaii incurred maintenance capital expenditures of $4.4 million and $4.7 million on an accrual basis and cash basis, respectively, compared with $5.3 million and $6.0 million on an accrual basis and cash basis, respectively, for the nine months ended September 30, 2016.

Other Matters

Hawaii Gas’ utility gas rates are regulated by the Hawaii Public Utilities Commission (HPUC). On August 1, 2017, Hawaii Gas filed a general rate case application with the HPUC requesting an annual increase in regulated revenues of $15.0 million. To the extent that new rates are approved by regulators, we expect that interim rate increases, if any, could take effect in mid-2018.

In August 2016, the City and County of Honolulu awarded the Honouliuli Wastewater Treatment Plant Biogas contract to Hawaii Gas. Under the terms of the agreement, Hawaii Gas will purchase approximately 800,000 therms of biogas per year at a fixed rate through December 31, 2024. On September 12, 2017, the agreement was approved by the HPUC. Operations are expected to commence in 2018.

Hawaii Gas currently sources naphtha feedstock for its SNG plant from Par Hawaii Refining, LLC. A new feedstock supply agreement to receive feedstock through December 31, 2020 from Par Hawaii Refining, LLC was approved on September 7, 2017 by the HPUC.

Results of Operations: Corporate and Other

	Quarter Ended September 30,		Change Favorable/ (Unfavorable)		Nine Months Ended September 30,		Change Favorable/ (Unfavorable)
	2017	2016			2017	2016
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Fees to Manager-related party	17,954	18,382	428	2.3	54,610	49,570	(5,040)	(10.2)
Selling, general and administrative expenses(1)	6,214	3,925	(2,289)	(58.3)	21,301	8,831	(12,470)	(141.2)
Operating loss	(24,168)	(22,307)	(1,861)	(8.3)	(75,911)	(58,401)	(17,510)	(30.0)
Interest expense, net(2)	(6,597)	(3,483)	(3,114)	(89.4)	(19,419)	(10,446)	(8,973)	(85.9)
Benefit for income taxes	11,181	10,859	322	3.0	37,149	30,055	7,094	23.6
Net loss	(19,584)	(14,931)	(4,653)	(31.2)	(58,181)	(38,792)	(19,389)	(50.0)
Reconciliation of net loss to EBITDA excluding non-cash items and a reconciliation of cash used in operating activities to Free Cash Flow:
Net loss	(19,584)	(14,931)			(58,181)	(38,792)
Interest expense, net(2)	6,597	3,483			19,419	10,446
Benefit for income taxes	(11,181)	(10,859)			(37,149)	(30,055)
Fees to Manager-related party	17,954	18,382			54,610	49,570
Other non-cash expense	159	188			534	563
EBITDA excluding non-cash items	(6,055)	(3,737)	(2,318)	(62.0)	(20,767)	(8,268)	(12,499)	(151.2)
EBITDA excluding non-cash items	(6,055)	(3,737)			(20,767)	(8,268)
Interest expense, net(2)	(6,597)	(3,483)			(19,419)	(10,446)
Convertible senior notes interest(3)	2,012	—			5,769	—
Amortization of debt financing costs(2)	988	613			2,969	1,837
Amortization of debt discount(2)	882	—			2,377	—
Benefit for income taxes, net of changes in deferred taxes	474	1,308			5,645	6,824
Changes in working capital	(2,934)	(2,703)			(6,691)	(8,634)
Cash used in operating activities	(11,230)	(8,002)			(30,117)	(18,687)
Changes in working capital	2,934	2,703			6,691	8,634
Free cash flow	(8,296)	(5,299)	(2,997)	(56.6)	(23,426)	(10,053)	(13,373)	(133.0)

(1)	For the quarter and nine months ended September 30, 2017, selling, general and administrative expenses included $1.4 million and $6.8 million, respectively, of costs related to the implementation of a shared service initiative. Selling, general and administrative expenses for the quarter and nine months ended September 30, 2017 also includes $3.0 million and $7.9 million, respectively, of costs incurred in connection with the evaluation of various investment and acquisition opportunities.
(2)	Interest expense, net, included non-cash amortization of deferred financing fees and non-cash amortization of debt discount related to the 2.00% Convertible Senior Notes due October 2023.
(3)	Represents the cash interest expense reclassified to Atlantic Aviation related to the 2.00% Convertible Senior Notes due October 2023, proceeds of which were used to pay down a portion of Atlantic Aviation’s credit facility in October 2016.

Liquidity and Capital Resources

General

Our primary cash requirements include normal operating expenses, debt service, debt principal payments, payments of dividends and capital expenditures. Our primary source of cash is operating activities, although we may draw on credit facilities for capital expenditures, issue new equity or debt or sell assets to generate cash.

At September 30, 2017, our consolidated debt outstanding totaled $3,533.5 million (excluding adjustments for unamortized debt discounts), our consolidated cash balance totaled $35.7 million and consolidated available capacity under our revolving credit facilities totaled $971.0 million.

The following table shows MIC’s proportionate debt obligations at October 31, 2017 ($ in thousands):

Business	Debt	Weighted Average Remaining Life (in years)	Balance Outstanding(1)	Weighted Average Rate(2)
MIC Corporate	Revolving Facility	1.7	$145,000	2.99%
	Convertible Senior Notes	4.0	752,454	2.41%
IMTT	Senior Notes	8.5	600,000	3.97%
	Tax-Exempt Bonds	4.6	508,975	2.70%
	Revolving Facility	2.6	257,000	2.74%
Atlantic Aviation(3)	Term Loan	3.9	392,500	2.75%
	Revolving Facility	3.9	82,000	2.99%
CP	Renewables – Project Finance	14.6	265,356	4.81%
	BEC – Term Loan	4.8	253,500	3.91%
MIC Hawaii(4)	Term Loan	5.0	96,734	2.85%
	Senior Notes	4.8	100,000	4.22%
Total		5.6	$3,453,519	3.18%

(1)	Proportionate to MIC’s ownership interest.
(2)	Reflects annualized interest rate on all facilities including interest rate hedges.
(3)	Excludes $1.5 million of stand-alone debt facility used to fund construction of a certain FBO.
(4)	Excludes $2.7 million of equipment loans at MIC Hawaii business.

The following table profiles each revolving credit facility at our businesses and at MIC Corporate as of October 31, 2017 ($ in thousands):

Business	Debt	Weighted Average Remaining Life (in years)	Undrawn Amount	Interest Rate(1)
MIC Corporate	Revolving Facility	1.7	$265,000	LIBOR + 1.750%
IMTT	USD Revolving Facility	2.6	293,000	LIBOR + 1.500%
	CAD Revolving Facility	2.6	50,000	Bankers’ Acceptance Rate + 1.500%
Atlantic Aviation	Revolving Facility	3.9	268,000	LIBOR + 1.750%
CP – BEC	Revolving Facility	4.8	25,000	LIBOR + 2.125%
CP – Renewables	Revolving Facility	2.1	19,980	LIBOR + 2.000%
MIC Hawaii	Revolving Facility	4.3	60,000	LIBOR + 1.250%
Total		2.9	$980,980

(1)	Excludes commitment fees.

Liquidity and Capital Resources – (continued)

We will, in general, apply available cash to the repayment of revolving credit facility balances as a means of minimizing interest expense and draw on those facilities to fund growth projects and for general corporate purposes.

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

We capitalize our businesses in part using floating rate bank debt with medium-term maturities between five and seven years. In general, we hedge the floating rate exposure for the majority of the term of these facilities. We also use longer dated private placement debt and other forms of capital including bond or hybrid debt instruments to capitalize our businesses. In general, the debt facilities at our businesses are non-recourse to the holding company and there are no cross-collateralization or cross-guarantee provisions in these facilities.

Our wind and solar facilities are financed primarily with fully amortizing non-recourse project finance style debt with maturities prior to or coterminous with the expiration of the underlying PPAs.

Analysis of Consolidated Historical Cash Flows

The following section discusses our sources and uses of cash on a consolidated basis. All intercompany activities such as corporate allocations, capital contributions to our businesses and distributions from our businesses have been excluded from the table as these transactions are eliminated in consolidation.

	Nine Months Ended September 30,		Change Favorable/ (Unfavorable)
	2017	2016
($ In Thousands)	$	$	$	%
Cash provided by operating activities	397,669	436,988	(39,319)	(9.0)
Cash used in investing activities	(461,257)	(226,277)	(234,980)	(103.8)
Cash provided by (used in) financing activities	54,109	(205,220)	259,329	126.4

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

The decrease in cash provided by operating activities for the nine months ended September 30, 2017 compared with the nine months ended September 30, 2016 was primarily due to:

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

The increase in cash used in investing activities for the nine months ended September 30, 2017 compared with the nine months ended September 30, 2016 was primarily due to:

•	acquisitions at Atlantic Aviation and IMTT and investments in renewable projects at CP and MIC Hawaii during 2017;
•	an increase in capital expenditures primarily at BEC related to the 130 MW expansion project during 2017;
•	net borrowings by a third party renewables developer on a revolving credit facility provided by our CP business; and
•	the absence of insurance proceeds received by IMTT during 2016.

Growth Capital Expenditures

We invested $208.1 million and $152.3 million of growth capital in our existing businesses during the nine months ended September 30, 2017 and 2016, respectively.

We continuously evaluate opportunities to deploy capital in both growth projects and in acquisitions of additional businesses, whether as part of our existing businesses or in new lines of business. These opportunities can be significant. We are expanding BEC by 130 MW on adjacent land and expect to deploy approximately $130.0 million growth capital on the project in 2017. In aggregate, we currently anticipate deploying at least $650.0 million in these types of activities in 2017.

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

As of October 31, 2017, our backlog of approved growth capital projects was approximately $215.0 million, and to date we have deployed or committed to deploy approximately $545.0 million into growth projects and smaller acquisitions by our existing businesses.

Financing Activities

Cash provided by financing activities primarily includes new equity issuance and debt issuance related to acquisitions and capital expenditures. Cash used in financing activities primarily includes dividends to our stockholders and the repayment of debt principal balances on maturing debt.

The change in cash provided by financing activities for the nine months ended September 30, 2017 compared with cash used in financing activities for the nine months ended September 30, 2016 was primarily due to:

•	higher net debt borrowings during 2017; and
•	the absence of the purchase of the remaining 33.3% interest in IMTT’s Quebec terminal that it did not previously own in March 2016; partially offset by

Liquidity and Capital Resources – (continued)

•	an increase in dividends paid to stockholders during 2017; and
•	a decrease in contributions received from noncontrolling interests during 2017.

IMTT

During the nine months ended September 30, 2017, IMTT borrowed $271.0 million and repaid $46.0 million on its revolving credit facility primarily for general corporate purposes. At September 30, 2017, IMTT had $1.4 billion of total debt outstanding consisting of $600.0 million of senior notes, $509.0 million of tax-exempt bonds and $257.0 million drawn on its revolving credit facility. IMTT has access to $600.0 million of revolving credit facilities, of which $343.0 million remained undrawn at September 30, 2017. Cash interest expense was $29.7 million and $29.5 million for the nine months ended September 30, 2017 and 2016, respectively. At September 30, 2017, IMTT was in compliance with its financial covenants.

Atlantic Aviation

At September 30, 2017, Atlantic Aviation had total debt outstanding of $476.0 million comprising $392.5 million senior secured, first lien term loan facility, $82.0 million outstanding on its senior secured, first lien revolving credit facility and a $1.5 million stand-alone debt facility used to fund construction at a certain FBO. Atlantic Aviation has access to a $350.0 million revolving credit facility, of which $268.0 million remained undrawn at September 30, 2017.

Cash interest expense was $15.4 million and $20.5 million for the nine months ended September 30, 2017 and 2016, respectively. Cash interest expense for the nine months ended September 30, 2017 is inclusive of the interest expense related to the $402.5 million of 2.00% Convertible Senior Notes due October 2023, the proceeds of which were used in part to reduce the drawn balance of Atlantic Aviation’s revolving credit facility. At September 30, 2017, Atlantic Aviation was in compliance with its financial covenants.

CP

At September 30, 2017, the CP segment had $584.4 million in term loans outstanding. Cash interest expense was $20.6 million and $18.5 million for the nine months ended September 30, 2017 and 2016, respectively.

BEC

At September 30, 2017, BEC had $253.5 million of an amortizing term loan facility outstanding and access to a revolving credit facility of $25.0 million that was undrawn. Cash interest expense was $7.9 million and $8.2 million for the nine months ended September 30, 2017 and 2016, respectively. At September 30, 2017, BEC was in compliance with its financial covenants.

Wind and Solar Facilities

At September 30, 2017, the wind and solar facilities had an aggregate $330.9 million in term loan debt outstanding. Cash interest expense was $12.7 million and $10.3 million for the nine months ended September 30, 2017 and 2016, respectively. At September 30, 2017, all of the wind and solar facilities were in compliance with their respective financial covenants.

MIC Hawaii

At September 30, 2017, MIC Hawaii had total debt outstanding of $199.6 million in term loans and senior secured note borrowings and access to a revolving credit facility of $60.0 million that was undrawn. Cash interest expense was $5.4 million and $4.9 million for the nine months ended September 30, 2017 and 2016, respectively.

Hawaii Gas

At September 30, 2017, Hawaii Gas had total debt outstanding of $180.0 million in term loan and senior secured note borrowings and access to a revolving credit facility of $60.0 million that was undrawn. Cash interest paid was $4.8 million and $4.7 million for the nine months ended September 30, 2017 and 2016, respectively. At September 30, 2017, Hawaii Gas was in compliance with its financial covenants.

Liquidity and Capital Resources – (continued)

In February 2017, Hawaii Gas exercised the first of two one-year extensions related to its $80.0 million secured term loan facility and its $60.0 million revolving credit facility. The maturities have been extended to February 2022 and no changes were made to any other terms.

Other Businesses

At September 30, 2017, the other businesses within MIC Hawaii had $19.6 million in outstanding debt, consisting primarily of $16.9 million term loan debt related to our solar facilities. At September 30, 2017, these businesses were in compliance with their financial covenants.

MIC Corporate

At September 30, 2017, MIC had $350.0 million and $402.5 million in convertible senior notes outstanding that bear interest at 2.875% and 2.00%, respectively. At September 30, 2017, the outstanding balance on the senior secured revolving credit facility was $155.0 million resulting in an undrawn balance of $255.0 million. In October 2017, MIC repaid $10.0 million on the outstanding balance on its revolving credit facility. Cash interest expense was $8.3 million and $8.6 million for the nine months ended September 30, 2017 and 2016, respectively. Cash interest expense for the nine months ended September 30, 2017 excludes the cash interest expense related to the $402.5 million of 2.00% Convertible Senior Notes due October 2023, proceeds of which were used in part to reduce the drawn balance of Atlantic Aviation’s revolving credit facility. See Atlantic Aviation above. At September 30, 2017, MIC Corporate was in compliance with its financial covenants.

For a description of the material terms and debt covenants of MIC and its businesses, see Note 7, “Long-Term Debt”, in Part II, Item 8, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016.

Commitments and Contingencies

Except as noted above, at September 30, 2017, there were no material changes in our commitments and contingencies compared with our commitments and contingencies at December 31, 2016. At September 30, 2017, we did not have any material purchase obligations. For a discussion of our other future obligations, due by period, under the various contractual obligations, off-balance sheet arrangements and commitments, please see “Liquidity and Capital Resources — Commitments and Contingencies” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2016, filed with the SEC on February 21, 2017.

At September 30, 2017, we did not have any material reserves for contingencies. We have other contingencies occurring in the normal course of business, including pending legal and administrative proceedings that are not reflected at this time as they are not ascertainable.

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

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The purpose of disclosure controls is to ensure that information required to be disclosed in our reports filed with or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2017.

Changes in Internal Control Over Financial Reporting

There have not been any changes in our internal control over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS
($ in Thousands, Except Share Data)

	September 30, 2017	December 31, 2016
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$35,737	$44,767
Restricted cash	22,809	16,420
Accounts receivable, less allowance for doubtful accounts of $1,037 and $1,434, respectively	145,506	124,846
Inventories	35,960	31,461
Prepaid expenses	13,799	14,561
Fair value of derivative instruments	8,675	5,514
Other current assets	16,742	7,099
Total current assets	279,228	244,668
Property, equipment, land and leasehold improvements, net	4,611,633	4,346,536
Investment in unconsolidated business	9,526	8,835
Goodwill	2,075,965	2,024,409
Intangible assets, net	931,433	888,971
Fair value of derivative instruments	18,743	30,781
Other noncurrent assets	28,835	15,053
Total assets	$7,955,363	$7,559,253
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Due to Manager-related party	$6,098	$6,594
Accounts payable	59,078	69,566
Accrued expenses	101,766	83,734
Current portion of long-term debt	48,335	40,016
Fair value of derivative instruments	3,992	9,297
Other current liabilities	40,932	41,802
Total current liabilities	260,201	251,009
Long-term debt, net of current portion	3,424,776	3,039,966
Deferred income taxes	955,542	896,116
Fair value of derivative instruments	5,807	5,966
Tolling agreements – noncurrent	54,540	60,373
Other noncurrent liabilities	158,308	158,289
Total liabilities	4,859,174	4,411,719
Commitments and contingencies	—	—

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS – (continued)
($ in Thousands, Except Share Data)

	September 30, 2017	December 31, 2016
	(Unaudited)
Stockholders’ equity(1):
Common stock ($0.001 par value; 500,000,000 authorized; 84,481,865 shares issued and outstanding at September 30, 2017 and 82,047,526 shares issued and outstanding at December 31, 2016)	$84	$82
Additional paid in capital	1,942,417	2,089,407
Accumulated other comprehensive loss	(26,222)	(28,960)
Retained earnings	994,495	892,365
Total stockholders’ equity	2,910,774	2,952,894
Noncontrolling interests	185,415	194,640
Total equity	3,096,189	3,147,534
Total liabilities and equity	$7,955,363	$7,559,253

(1)	The Company is authorized to issue 100,000,000 shares of preferred stock, par value $0.001 per share. At September 30, 2017 and December 31, 2016, no preferred stock were issued or outstanding. The Company has 100 shares of special stock issued and outstanding to its Manager at September 30, 2017 and December 31, 2016.

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
($ in Thousands, Except Share and Per Share Data)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Revenue
Service revenue	$358,220	$323,975	$1,067,069	$942,437
Product revenue	94,841	96,549	276,439	272,053
Total revenue	453,061	420,524	1,343,508	1,214,490
Costs and expenses
Cost of services	153,218	134,512	455,038	371,832
Cost of product sales	35,669	39,845	123,143	107,923
Selling, general and administrative	84,898	77,468	244,817	222,182
Fees to Manager – related party	17,954	18,382	54,610	49,570
Depreciation	58,009	59,242	172,753	172,125
Amortization of intangibles	17,329	15,417	50,920	49,917
Total operating expenses	367,077	344,866	1,101,281	973,549
Operating income	85,984	75,658	242,227	240,941
Other income (expense)
Interest income	54	27	129	85
Interest expense(1)	(29,291)	(20,871)	(90,129)	(117,268)
Other income, net	4,973	16,689	7,893	20,389
Net income before income taxes	61,720	71,503	160,120	144,147
Provision for income taxes	(25,547)	(29,022)	(65,284)	(60,409)
Net income	$36,173	$42,481	$94,836	$83,738
Less: net (loss) income attributable to noncontrolling interests	(3,922)	455	(7,294)	165
Net income attributable to MIC	$40,095	$42,026	$102,130	$83,573
Basic income per share attributable to MIC	$0.48	$0.52	$1.23	$1.04
Weighted average number of shares outstanding: basic	83,644,806	81,220,841	82,743,285	80,570,192
Diluted income per share attributable to MIC	$0.48	$0.51	$1.23	$1.03
Weighted average number of shares outstanding: diluted	87,916,538	85,750,096	82,752,800	81,313,767
Cash dividends declared per share	$1.42	$1.29	$4.12	$3.74

(1)	Interest expense includes losses on derivative instruments of $162,000 and $6.9 million for the quarter and nine months ended September 30, 2017, respectively. For the quarter and nine months ended September 30, 2016, interest expense includes gains on derivative instruments of $3.7 million and losses on derivative instruments of $43.0 million, respectively.

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
($ in Thousands)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income	$36,173	$42,481	$94,836	$83,738
Other comprehensive income, net of taxes:
Translation adjustment(1)(2)	1,641	14	2,738	3,575
Other comprehensive income	1,641	14	2,738	3,575
Comprehensive income	$37,814	$42,495	$97,574	$87,313
Less: comprehensive (loss) income attributable to noncontrolling interests(2)	(3,922)	455	(7,294)	1,599
Comprehensive income attributable to MIC	$41,736	$42,040	$104,868	$85,714

(1)	Translation adjustment is presented net of tax expense of $1.1 million and $1.9 million for the quarter and nine months ended September 30, 2017, respectively. For the quarter and nine months ended September 30, 2016, translation adjustment is presented net of tax expense of $9,000 and $1.5 million, respectively.
(2)	On March 31, 2016, IMTT acquired the remaining 33.3% interest in its Quebec terminal that it did not previously own. As part of this transaction, the translation adjustment of $4.6 million, net of taxes, was reclassified from noncontrolling interests to accumulated other comprehensive loss. See Note 8, “Stockholders’ Equity”, for disclosures on accumulated other comprehensive loss.

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
($ in Thousands)

	Nine Months Ended September 30,
	2017	2016
Operating activities
Net income	$94,836	$83,738
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	172,753	172,125
Amortization of intangible assets	50,920	49,917
Amortization of debt financing costs	6,464	7,536
Amortization of debt discount	2,377	—
Adjustments to derivative instruments	3,414	20,022
Fees to Manager- related party	54,610	49,570
Deferred taxes	56,791	55,126
Pension expense	6,481	6,512
Other non-cash income, net	(2,651)	(2,255)
Changes in other assets and liabilities, net of acquisitions:
Restricted cash	(691)	727
Accounts receivable	(18,938)	(10,094)
Inventories	(4,563)	(1,047)
Prepaid expenses and other current assets	(7,040)	5,967
Due to Manager-related party	(178)	21
Accounts payable and accrued expenses	(4,444)	(3,365)
Income taxes payable	(1,223)	3,848
Other, net	(11,249)	(1,360)
Net cash provided by operating activities	397,669	436,988
Investing activities
Acquisitions of businesses and investments, net of cash acquired	(208,377)	(38,989)
Purchases of property and equipment	(234,833)	(198,151)
Proceeds from insurance claim	—	10,002
Loan to project developer	(18,675)	—
Loan repayment from project developer	6,604	—
Change in restricted cash	(6,154)	—
Other, net	178	861
Net cash used in investing activities	(461,257)	(226,277)

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS – (continued)
(Unaudited)
($ in Thousands)

	Nine Months Ended September 30,
	2017	2016
Financing activities
Proceeds from long-term debt	$585,500	$370,000
Payment of long-term debt	(200,722)	(295,950)
Proceeds from the issuance of shares	5,699	7,651
Dividends paid to common stockholders	(332,867)	(290,527)
Contributions received from noncontrolling interests	102	15,431
Purchase of noncontrolling interest	—	(9,909)
Distributions paid to noncontrolling interests	(2,962)	(3,682)
Offering and equity raise costs paid	(355)	(678)
Debt financing costs paid	(447)	(1,784)
Change in restricted cash	527	5,379
Payment of capital lease obligations	(366)	(1,151)
Net cash provided by (used in) financing activities	54,109	(205,220)
Effect of exchange rate changes on cash and cash equivalents	449	494
Net change in cash and cash equivalents	(9,030)	5,985
Cash and cash equivalents, beginning of period	44,767	22,394
Cash and cash equivalents, end of period	$35,737	$28,379
Supplemental disclosures of cash flow information
Non-cash investing and financing activities:
Accrued equity offering costs	$97	$90
Accrued financing costs	$21	$548
Accrued purchases of property and equipment	$33,184	$31,728
Issuance of shares to Manager	$54,927	$116,373
Issuance of shares to independent directors	$681	$750
Issuance of shares for acquisition of business	$125,000	$—
Conversion of convertible senior notes to shares	$17	$4
Distributions payable to noncontrolling interests	$32	$10
Taxes paid, net	$9,810	$1,426
Interest paid	$82,108	$81,998

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

The Company owns its businesses through its direct wholly-owned subsidiary MIC Ohana Corporation, the successor to Macquarie Infrastructure Company Inc. The Company owns and operates a diversified portfolio of businesses that provide services to other businesses, government agencies and individuals primarily in the U.S. The businesses it owns and operates are organized into four segments:

•	International-Matex Tank Terminals (IMTT): a terminalling business providing bulk liquid storage, handling and other services to third parties at seventeen terminals in the U.S. and two in Canada;
•	Atlantic Aviation: a provider of fuel, terminal, aircraft hangaring and other services primarily to owners and operators of general aviation (GA) jet aircraft at 70 airports throughout the U.S.;
•	Contracted Power (CP): comprising a gas-fired facility and controlling interests in wind and solar facilities in the U.S.; and
•	MIC Hawaii: comprising an energy company that processes and distributes gas and provides related services (Hawaii Gas), and several smaller businesses collectively engaged in efforts to reduce the cost and improve the reliability and sustainability of energy, all based in Hawaii.

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

The interim financial information contained herein should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2016 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on February 21, 2017. Operating results for the quarter and nine months ended September 30, 2017 are not necessarily indicative of the results that may be expected for the year ending December 31, 2017 or for any future interim periods.

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

There are two adoption methods available for implementation of the standard related to the recognition of revenue from contracts with customers. Under one method, the new guidance is applied retrospectively to contracts for each reporting period presented, subject to allowable practical expedients. Under the other method, referred to as the modified retrospective method, the new guidance is applied only to the most current period presented, recognizing the cumulative effect of the change to prior period amounts as an adjustment to the beginning balance of retained earnings, and also requires additional disclosures comparing the results to the previous guidance. The Company will adopt this standard using the modified retrospective method and is currently evaluating the impact that this standard will have on the Company’s consolidated financial statements, and the changes to its systems, processes and internal controls to meet the reporting and disclosure requirements.

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

The Company continues to evaluate its individual contracts by identifying the performance obligations included within its revenue arrangements with customers and is also evaluating its method of estimating the amount and timing of variable consideration. In addition, the Company awaits the final resolution of certain industry-specific implementation issues in order to determine the impact, if any, this standards update will have on its consolidated financial statements. While the impact remains subject to continued review, the Company does not believe the adoption of this ASU will have a material impact on its financial condition, results of operations and cash flows.

On July 22, 2015, the FASB issued ASU No. 2015-11, Inventory (Topic 330): Simplifying the Measurement of Inventory, which changes the measurement principle for inventory from the lower of cost or market to lower of cost and net realizable value. The ASU defines net realizable value as the “estimated selling prices in the ordinary course of business, less reasonably predictable costs of completion, disposal, and transportation”. The ASU will not apply to inventories that are measured by using either the last-in, first-out (LIFO) method or the retail inventory method. The guidance in the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2016. The Company has adopted this ASU and it had an immaterial impact to the Company’s financial condition, results of operations and cash flows.

3. Income per Share

Following is a reconciliation of the basic and diluted income per share computations ($ in thousands, except share and per share data):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Numerator:
Net income attributable to MIC	$40,095	$42,026	$102,130	$83,573
Interest expense attributable to 2.875% Convertible senior notes due July 2019, net of taxes	1,941	1,635	—	—
Diluted net income attributable to MIC	$42,036	$43,661	$102,130	$83,573
Denominator:
Weighted average number of shares outstanding: basic	83,644,806	81,220,841	82,743,285	80,570,192
Dilutive effect of restricted stock unit grants	9,435	10,755	9,515	9,700
Dilutive effect of fees to Manager-related party	—	318,102	—	733,875
Dilutive effect of 2.875% Convertible senior notes due July 2019	4,262,297	4,200,398	—	—
Weighted average number of shares outstanding: diluted	87,916,538	85,750,096	82,752,800	81,313,767
Income per share:
Basic income per share attributable to MIC	$0.48	$0.52	$1.23	$1.04
Diluted income per share attributable to MIC	$0.48	$0.51	$1.23	$1.03

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

3. Income per Share  – (continued)

The effect of potentially dilutive shares for the quarter ended September 30, 2017 is calculated assuming that (i) the restricted stock unit grants totaling 9,435 provided to the independent directors on May 17, 2017, which will vest during the second quarter of 2018, had been fully converted to shares on the grant date; and (ii) the 2.875% Convertible Senior Notes due July 2019 had been fully converted into shares on the date of issuance. The 2.00% Convertible Senior Notes due October 2023 were anti-dilutive for the quarter ended September 30, 2017.

The effect of potentially dilutive shares for the nine months ended September 30, 2017 is calculated assuming that (i) the restricted stock unit grants totaling 9,435 provided to the independent directors on May 17, 2017, which will vest during the second quarter of 2018, had been fully converted into shares on the grant date; and (ii) the 8,604 restricted stock unit grants (net of 2,151 restricted stock unit grants forfeited on September 30, 2016) provided to the independent directors on May 18, 2016 and restricted stock units grants of 991 provided to a new independent director on November 1, 2016, which vested during the second quarter of 2017, had been fully converted to shares on those grant dates. The 2.00% Convertible Senior Notes due October 2023 and the 2.875% Convertible Senior Notes due July 2019 were anti-dilutive for the nine months ended September 30, 2017.

The effect of potentially dilutive shares for the quarter ended September 30, 2016 is calculated assuming that (i) the restricted stock units grants totaling 10,755 provided to the independent directors on May 18, 2016 (of which 2,151 restricted stock unit grants were subsequently forfeited on September 30, 2016), which vested during the second quarter of 2017, had been fully converted to shares on the grant date; (ii) the $67.8 million of performance fee for the quarter ended June 30, 2015, which was reinvested in shares by the Manager on August 1, 2016, had been reinvested in shares by the Manager in July 2015; and (iii) the 2.875% Convertible Senior Notes due July 2019 had been fully converted into shares on that date of issuance.

The effect of potentially dilutive shares for the nine months ended September 30, 2016 is calculated assuming that (i) the restricted stock units grants totaling 10,755 provided to the independent directors on May 18, 2016 (of which 2,151 restricted stock unit grants were subsequently forfeited on September 30, 2016), which vested during the second quarter of 2017, had been fully converted to shares on the grant date; (ii) the 8,660 restricted stock unit grants provided to the independent directors on June 18, 2015, which vested during the second quarter of 2016, had been fully converted to shares on the grant date; and (iii) the $67.8 million of performance fee for the quarter ended June 30, 2015, which was reinvested in shares by the Manager on August 1, 2016, had been reinvested in shares by the Manager in July 2015. The 2.875% Convertible Senior Notes due July 2019 were anti-dilutive for the nine months ended September 30, 2016.

The following represents the weighted average potential dilutive shares of common stock that were excluded from the diluted income per share calculation:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
2.875% Convertible senior notes due July 2019	—	—	4,237,753	4,168,454
2.00% Convertible senior notes due October 2023	3,608,218	—	3,603,742	—
Total	3,608,218	—	7,841,495	4,168,454

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

4. Property, Equipment, Land and Leasehold Improvements

Property, equipment, land and leasehold improvements at September 30, 2017 and December 31, 2016 consisted of the following ($ in thousands):

	September 30, 2017	December 31, 2016
Land	$315,025	$304,240
Easements	131	131
Buildings	43,670	41,711
Leasehold and land improvements	811,245	673,122
Machinery and equipment	3,945,737	3,764,553
Furniture and fixtures	38,654	35,454
Construction in progress	333,028	233,184
	5,487,490	5,052,395
Less: accumulated depreciation	(875,857)	(705,859)
Property, equipment, land and leasehold improvements, net	$4,611,633	$4,346,536

2017 Acquisitions

During the nine months ended September 30, 2017, the Company invested approximately $335.0 million in acquisitions primarily consisting of seven bulk liquid storage terminals, two fixed based operations (FBOs) and construction in progress solar facilities. The Company treated these as business combinations and substantially all of the purchase price was preliminarily allocated to property, equipment, land and leasehold improvements of approximately $195.0 million, intangible assets of approximately $90.0 million and goodwill of approximately $50.0 million, all of which are tax deductible. The purchase price allocation for these acquisitions is preliminary and will be finalized within twelve months of the respective acquisition dates. The pro forma effects of these acquisitions are not material.

5. Intangible Assets and Goodwill

Intangible assets at September 30, 2017 and December 31, 2016 consisted of the following ($ in thousands):

	September 30, 2017	December 31, 2016
Contractual arrangements	$976,528	$912,728
Non-compete agreements	10,014	10,014
Customer relationships	378,323	348,678
Leasehold rights	350	350
Trade names	16,091	16,091
Technology	8,760	8,760
	1,390,066	1,296,621
Less: accumulated amortization	(458,633)	(407,650)
Intangible assets, net	$931,433	$888,971

See Note 4, “Property, Equipment, Land and Leasehold Improvements”, for discussion on intangible assets and goodwill acquired during the nine months ended September 30, 2017.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

5. Intangible Assets and Goodwill  – (continued)

The goodwill balance as of September 30, 2017 is comprised of the following ($ in thousands):

Goodwill acquired in business combinations, net of disposals, at December 31, 2016	$2,149,894
Accumulated impairment charges	(123,200)
Other	(2,285)
Balance at December 31, 2016	2,024,409
Goodwill related to 2017 acquisitions	50,881
Other	675
Balance at September 30, 2017	$2,075,965

The Company tests for goodwill impairment at the reporting unit level on an annual basis on October 1st of each year and between annual tests if a triggering event indicates impairment. There were no triggering events indicating impairment for the nine months ended September 30, 2017.

6. Long-Term Debt

At September 30, 2017 and December 31, 2016, the Company’s consolidated long-term debt balance comprised of the following ($ in thousands):

	September 30, 2017	December 31, 2016
IMTT	$1,365,975	$1,140,975
Atlantic Aviation	476,004	449,691
CP	584,417	604,862
MIC Hawaii	199,649	200,744
MIC Corporate	884,090	726,730
Total	3,510,135	3,123,002
Current portion	(48,335)	(40,016)
Long-term portion	3,461,800	3,082,986
Unamortized deferred financing costs(1)	(37,024)	(43,020)
Long-term portion less unamortized debt discount and deferred financing costs	$3,424,776	$3,039,966

(1)	The weighted average remaining life of the deferred financing costs at September 30, 2017 was 5.7 years.

The total undrawn capacity on the revolving credit facilities was $971.0 million at September 30, 2017.

MIC Corporate

Senior Secured Revolving Credit Facility

In September 2017, the Company drew down $155.0 million for general corporate purposes, resulting in an undrawn capacity of $255.0 million. The $155.0 million remained outstanding at September 30, 2017. There were no amounts outstanding on the revolving credit facility at December 31, 2016. In October 2017, the Company repaid $10.0 million on the outstanding balance on its revolving credit facility.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

6. Long-Term Debt  – (continued)

2.875% Convertible Senior Notes due July 2019

At September 30, 2017 and December 31, 2016, the Company had $350.0 million aggregate principal outstanding on its five-year, 2.875% convertible senior notes due July 2019. At September 30, 2017, the fair value of these convertible senior notes was approximately $372.2 million. These convertible senior notes fall within Level 1 of the fair value hierarchy.

On July 15, 2017, the Company increased the conversion rate to 12.2946 shares of common stock per $1,000 principal amount. The adjustment was made, in accordance with the indenture governing the senior notes, on the anniversary of the convertible senior notes issuance and reflects the impact of dividends paid by the Company.

2.00% Convertible Senior Notes due October 2023

At September 30, 2017 and December 31, 2016, the Company had $379.1 million and $376.8 million, respectively, outstanding on its seven year, 2.00% convertible senior notes due October 2023. At September 30, 2017, the fair value of the liability component of these convertible senior notes was approximately $368.1 million. These convertible senior notes fall within Level 1 of the fair value hierarchy.

On October 13, 2017, the Company increased the conversion rate to 8.9713 shares of common stock per $1,000 principal amount. The adjustment was made, in accordance with the indenture governing the senior notes, on the anniversary of the convertible senior notes issuance and reflects the impact of dividends paid by the Company.

The 2.00% Convertible Senior Notes due October 2023 consisted of the following ($ in thousands):

	September 30, 2017	December 31, 2016
Liability Component:
Principal	$402,500	$402,500
Unamortized debt discount	(23,364)	(25,741)
Long-term debt, net of unamortized debt discount	379,136	376,759
Unamortized deferred financing costs	(9,019)	(9,934)
Net carrying amount	$370,117	$366,825
Equity Component	$26,748	$26,748

For the quarter and nine months ended September 30, 2017, total interest expense recognized related to the 2.00% Convertible Senior Notes due October 2023 consisted of the following ($ in thousands):

	Quarter Ended September 30, 2017	Nine Months Ended September 30, 2017
Contractual interest expense	$2,012	$5,769
Amortization of debt discount	882	2,377
Amortization of deferred financing costs	376	1,133
Total interest expense	$3,270	$9,279

IMTT

At September 30, 2017 and December 31, 2016, IMTT had $257.0 million and $32.0 million outstanding on its revolving credit facilities, respectively. During the nine months ended September 30, 2017, IMTT drew down $271.0 million and repaid $46.0 million on its USD revolving credit facility primarily for general

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

6. Long-Term Debt  – (continued)

corporate purposes. At September 30, 2017, the undrawn portion on its USD revolving credit facility and CAD revolving credit facility were $293.0 million and $50.0 million, respectively.

Atlantic Aviation

At September 30, 2017 and December 31, 2016, Atlantic Aviation had $82.0 million and $48.0 million outstanding on its revolving credit facility, respectively. During the nine months ended September 30, 2017, Atlantic Aviation drew down $154.5 million and repaid $120.5 million on its revolving credit facility primarily to fund an FBO acquisition and for general corporate purposes. At September 30, 2017, the undrawn portion on its revolving credit facility was $268.0 million.

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

At September 30, 2017, the Company had $3.5 billion of current and long-term debt, of which $1.4 billion was economically hedged with interest rate contracts, $1.6 billion was fixed rate debt and $493.9 million was unhedged. The Company does not use hedge accounting. All movements in the fair value of the interest rate derivatives are recorded directly through earnings.

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

The Company’s fair value measurements of its derivative instruments and the related location of the assets and liabilities within the consolidated condensed balance sheets at September 30, 2017 and December 31, 2016 were ($ in thousands):

	Assets (Liabilities) at Fair Value
Balance Sheet Location	September 30, 2017	December 31, 2016
Fair value of derivative instruments – current assets	$8,675	$5,514
Fair value of derivative instruments – noncurrent assets	18,743	30,781
Total derivative contracts – assets	$27,418	$36,295
Fair value of derivative instruments – current liabilities	$(3,992)	$(9,297)
Fair value of derivative instruments – noncurrent liabilities	(5,807)	(5,966)
Total derivative contracts – liabilities	$(9,799)	$(15,263)

The Company’s hedging activities for the quarters and nine months ended September 30, 2017 and 2016 and the related location within the consolidated condensed statements of operations were ($ in thousands):

	Amount of (Loss) Gain Recognized in Consolidated Condensed Statements of Operations
	Quarter Ended September 30,		Nine Months Ended September 30,
Financial Statement Account	2017	2016	2017	2016
Interest expense – interest rate caps	$(219)	$—	$(2,888)	$—
Interest expense – interest rate swaps	57	3,736	(4,051)	(42,992)
Cost of product sales – commodity swaps	5,769	(114)	2,154	6,139
Total	$5,607	$3,622	$(4,785)	$(36,853)

All of the Company’s derivative instruments are collateralized by the assets of the respective businesses.

8. Stockholders’ Equity

2016 Omnibus Employee Incentive Plan

On May 18, 2016, the Company adopted the 2016 Omnibus Employee Incentive Plan (Plan). The Plan provides for the issuance of equity awards covering up to 500,000 shares of common stock to attract, retain, and motivate employees, consultants and others who perform services for the Company and its subsidiaries. Under the Plan, the Compensation Committee determines the persons who will receive awards, the time at which they are granted and the terms of the awards. Type of awards include stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, cash-based awards and other stock-based awards. At September 30, 2017, there were no awards outstanding under this Plan.

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

MIC Direct

The Company maintains a dividend reinvestment/direct stock purchase program, named “MIC Direct”, that allows for the issuance of up to 1.0 million additional shares of common stock to participants in this program. At September 30, 2017, 897,205 shares remained unissued under MIC Direct. The Company may also choose to fill requests for reinvestment of dividends or share purchases through MIC Direct via open market purchases.

Accumulated Other Comprehensive Loss

The following represents the changes and balances to the components of accumulated other comprehensive loss for the nine months ended September 30, 2017 and 2016 ($ in thousands):

	Post-Retirement Benefit Plans, net of taxes	Translation Adjustment, net of taxes(1)	Total Accumulated Other Comprehensive Loss, net of taxes	Noncontrolling Interests	Total Stockholders’ Accumulated Other Comprehensive Loss, net of taxes
Balance at December 31, 2015	$(14,788)	$(14,530)	$(29,318)	$6,023	$(23,295)
Translation adjustment	—	3,575	3,575	(1,434)	2,141
Purchase of noncontrolling interest(2)	—	—	—	(4,589)	(4,589)
Balance at September 30, 2016	$(14,788)	$(10,955)	$(25,743)	$—	$(25,743)
Balance at December 31, 2016	$(16,805)	$(12,155)	$(28,960)	$—	$(28,960)
Translation adjustment	—	2,738	2,738	—	2,738
Balance at September 30, 2017	$(16,805)	$(9,417)	$(26,222)	$—	$(26,222)

(1)	Translation adjustment is presented net of tax expense of $1.9 million and $1.5 million for the nine months ended September 30, 2017 and 2016, respectively.
(2)	On March 31, 2016, IMTT acquired the remaining 33.3% interest in its Quebec terminal that it did not previously own. As part of this transaction, the translation adjustment of $4.6 million, net of taxes, was reclassified from noncontrolling interests to accumulated other comprehensive loss.

9. Reportable Segments

At September 30, 2017, the Company’s businesses consisted of four reportable segments: IMTT, Atlantic Aviation, CP and MIC Hawaii.

IMTT

IMTT provides bulk liquid storage, handling and other services in North America through seventeen terminals located in the United States, one terminal in Quebec, Canada and one partially owned terminal in

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

9. Reportable Segments  – (continued)

Newfoundland, Canada. IMTT derives the majority of its revenue from storage and handling of petroleum products, various chemicals, renewable fuels, and vegetable and animal oils. Based on storage capacity, IMTT operates one of the largest third-party bulk liquid terminals businesses in the United States. Revenue from IMTT is included in service revenue.

Atlantic Aviation

Atlantic Aviation derives the majority of its revenue from fuel delivery services and from other airport services, including de-icing and aircraft hangar rental. All of the revenue of Atlantic Aviation is generated at airports in the U.S. The business currently operates at 70 airports. Revenue from Atlantic Aviation is included in service revenue.

CP

At September 30, 2017, the CP business segment has controlling interests in seven utility-scale solar photovoltaic facilities, two wind facilities and 100% ownership of a gas-fired facility that are in operations in the United States. Revenue from the wind, solar and gas-fired power facilities are included in product revenue.

The wind and solar facilities that are operational at September 30, 2017 have an aggregate generating capacity of 345 megawatt (MW) of wholesale electricity to utilities. These facilities sell substantially all of the electricity generated, subject to agreed upon pricing formulas, to electric utilities pursuant to long-term (typically 20 – 25 years) power purchase agreements (PPAs). All of the PPAs are accounted for as operating leases, have no minimum lease payments and all of the rental income under these leases are recorded within product revenue when the electricity is delivered at rates stipulated in the respective PPAs.

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

The Company has certain rights to make decisions over the management and operations of these wind and solar facilities. The Company has determined that it is appropriate to consolidate these projects, with the co-investors’ interest reflected as noncontrolling interests in the consolidated condensed financial statements.

The Company owns 100% of Bayonne Energy Center (BEC), a 512 MW gas-fired facility located in Bayonne, New Jersey, adjacent to IMTT’s Bayonne facility. BEC has tolling agreements with a creditworthy off-taker for 62.5% of its power generating capacity and power produced is delivered to New York City via a dedicated transmission cable under New York Harbor. The tolling agreements generate revenue whether or not the facility is in use for power production. In addition to revenue related to the tolling agreement and capacity payments from the grid operator, BEC generates an energy margin when the facility is dispatched. Revenue from BEC is accounted for as an operating lease that does not have minimum lease payments. All of the rental income under the lease is recorded within product revenue when natural gas transportation services are performed.

MIC Hawaii

MIC Hawaii comprises: Hawaii Gas, Hawaii’s only government-franchised gas utility and an unregulated liquefied petroleum gas distribution business providing gas and related services to commercial, residential and governmental customers; a mechanical contractor focused on designing and constructing energy efficient and related building infrastructure; and controlling interests in two solar facilities on Oahu. Revenue from Hawaii Gas and the solar facilities are recorded in product revenue (see above in CP for further discussion on revenue from PPAs). Revenue from the mechanical contractor business is recorded in service revenue.

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

Revenue from external customers for the Company’s consolidated reportable segments were ($ in thousands):

	Quarter Ended September 30, 2017
	IMTT	Atlantic Aviation	Contracted Power	MIC Hawaii	Intersegment Revenue	Total Reportable Segments
Service revenue	$134,167	$211,457	$—	$13,826	$(1,230)	$358,220
Product revenue	—	—	42,445	52,396	—	94,841
Total revenue	$134,167	$211,457	$42,445	$66,222	$(1,230)	$453,061

	Quarter Ended September 30, 2016
	IMTT	Atlantic Aviation	Contracted Power	MIC Hawaii	Intersegment Revenue	Total Reportable Segments
Service revenue	$133,143	$186,823	$—	$5,258	$(1,249)	$323,975
Product revenue	—	—	45,538	51,011	—	96,549
Total revenue	$133,143	$186,823	$45,538	$56,269	$(1,249)	$420,524

	Nine Months Ended September 30, 2017
	IMTT	Atlantic Aviation	Contracted Power	MIC Hawaii	Intersegment Revenue	Total Reportable Segments
Service revenue	$410,128	$621,149	$—	$39,476	$(3,684)	$1,067,069
Product revenue	—	—	110,681	165,758	—	276,439
Total revenue	$410,128	$621,149	$110,681	$205,234	$(3,684)	$1,343,508

	Nine Months Ended September 30, 2016
	IMTT	Atlantic Aviation	Contracted Power	MIC Hawaii	Intersegment Revenue	Total Reportable Segments
Service revenue	$396,786	$544,029	$—	$5,258	$(3,636)	$942,437
Product revenue	—	—	114,017	158,036	—	272,053
Total revenue	$396,786	$544,029	$114,017	$163,294	$(3,636)	$1,214,490

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

EBITDA excluding non-cash items for the Company’s consolidated reportable segments is shown in the tables below ($ in thousands). Allocations of corporate expenses, intercompany fees and the tax effect have been excluded as they are eliminated in consolidation.

	Quarter Ended September 30, 2017
	IMTT	Atlantic Aviation	Contracted Power	MIC Hawaii	Total Reportable Segments
Net income	$20,755	$21,591	$7,251	$6,160	$55,757
Interest expense, net	10,187	4,295	6,281	1,877	22,640
Provision for income taxes	14,422	11,139	6,337	4,830	36,728
Depreciation	28,001	12,954	13,724	3,330	58,009
Amortization of intangibles	3,510	12,332	1,106	381	17,329
Pension expense	1,883	5	—	272	2,160
Other non-cash expense (income)	178	1,212	(1,914)	(3,360)	(3,884)
EBITDA excluding non-cash items	$78,936	$63,528	$32,785	$13,490	$188,739

	Quarter Ended September 30, 2016
	IMTT	Atlantic Aviation	Contracted Power	MIC Hawaii	Total Reportable Segments
Net income	$24,580	$17,232	$10,124	$5,476	$57,412
Interest expense, net	7,827	5,199	2,764	1,571	17,361
Provision for income taxes	17,079	11,543	8,013	3,246	39,881
Depreciation	32,949	10,703	12,894	2,696	59,242
Amortization of intangibles	2,760	11,445	1,106	106	15,417
Pension expense	1,752	16	—	349	2,117
Other non-cash expense (income)	73	200	(1,459)	316	(870)
EBITDA excluding non-cash items	$87,020	$56,338	$33,442	$13,760	$190,560

	Nine Months Ended September 30, 2017
	IMTT	Atlantic Aviation	Contracted Power	MIC Hawaii	Total Reportable Segments
Net income	$67,184	$60,225	$9,604	$16,004	$153,017
Interest expense, net	30,707	13,648	20,431	5,795	70,581
Provision for income taxes	46,686	36,766	8,209	10,772	102,433
Depreciation	84,797	36,468	41,711	9,777	172,753
Amortization of intangibles	9,029	37,426	3,320	1,145	50,920
Pension expense	5,649	15	—	817	6,481
Other non-cash expense (income)	315	1,252	(6,170)	3,108	(1,495)
EBITDA excluding non-cash items	$244,367	$185,800	$77,105	$47,418	$554,690

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

9. Reportable Segments  – (continued)

	Nine Months Ended September 30, 2016
	IMTT	Atlantic Aviation	Contracted Power	MIC Hawaii	Total Reportable Segments
Net income	$55,775	$43,339	$97	$23,319	$122,530
Interest expense, net	41,462	27,437	31,614	6,224	106,737
Provision for income taxes	38,717	29,258	7,626	14,863	90,464
Depreciation	95,333	31,042	38,373	7,377	172,125
Amortization of intangibles	8,279	37,999	3,320	319	49,917
Pension expense	5,414	50	—	1,048	6,512
Other non-cash expense (income)	631	448	(5,424)	(6,090)	(10,435)
EBITDA excluding non-cash items	$245,611	$169,573	$75,606	$47,060	$537,850

Reconciliations of total reportable segments’ EBITDA excluding non-cash items to consolidated net income before income taxes were ($ in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Total reportable segments EBITDA excluding non-cash items	$188,739	$190,560	$554,690	$537,850
Interest income	54	27	129	85
Interest expense	(29,291)	(20,871)	(90,129)	(117,268)
Depreciation	(58,009)	(59,242)	(172,753)	(172,125)
Amortization of intangibles	(17,329)	(15,417)	(50,920)	(49,917)
Selling, general and administrative expenses – Corporate and Other	(6,214)	(3,925)	(21,301)	(8,831)
Fees to Manager - related party	(17,954)	(18,382)	(54,610)	(49,570)
Pension expense	(2,160)	(2,117)	(6,481)	(6,512)
Other income, net	3,884	870	1,495	10,435
Total consolidated net income before income taxes	$61,720	$71,503	$160,120	$144,147

Capital expenditures, on a cash basis, for the Company’s reportable segments were ($ in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
IMTT	$20,232	$31,867	$52,291	$74,032
Atlantic Aviation	23,661	20,554	57,757	62,443
Contracted Power	50,461	22,078	99,961	39,056
MIC Hawaii	7,604	4,918	21,054	22,620
Total capital expenditures of reportable segments	$101,958	$79,417	$231,063	$198,151
Corporate and other	2,524	—	3,770	—
Total consolidated capital expenditure	$104,482	$79,417	$234,833	$198,151

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

9. Reportable Segments  – (continued)

Property, equipment, land and leasehold improvements, net, goodwill and total assets for the Company’s reportable segments and its reconciliation to consolidated total assets were ($ in thousands):

	Property, Equipment, Land and Leasehold Improvements, net		Goodwill		Total Assets
	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016	September 30, 2017	December 31, 2016
IMTT	$2,303,710	$2,218,256	$1,435,388	$1,411,029	$4,108,196	$3,978,379
Atlantic Aviation	549,359	465,096	495,541	468,419	1,707,056	1,564,668
Contracted Power	1,460,739	1,383,289	21,628	21,628	1,618,639	1,516,602
MIC Hawaii	294,091	279,863	123,408	123,333	517,323	501,713
Total assets of reportable segments	$4,607,899	$4,346,504	$2,075,965	$2,024,409	$7,951,214	$7,561,362
Corporate and other	3,734	32	—	—	4,149	(2,109)
Total consolidated assets	$4,611,633	$4,346,536	$2,075,965	$2,024,409	$7,955,363	$7,559,253

10. Related Party Transactions

Management Services

At September 30, 2017 and December 31, 2016, the Manager held 5,188,934 shares and 4,510,795 shares, respectively, of the Company. Pursuant to the terms of the Third Amended and Restated Management Services Agreement (Management Agreement), the Manager may sell these shares at any time. Under the Management Agreement, the Manager, at its option, may reinvest base management fees and performance fees, if any, in shares of the Company.

Since January 1, 2016, the Company paid the Manager cash dividends on shares held for the following periods:

Declared	Period Covered	$ per Share	Record Date	Payable Date	Cash Paid to Manager (in thousands)
October 30, 2017	Third quarter 2017	$1.42	November 13, 2017	November 16, 2017	(1)
August 1, 2017	Second quarter 2017	1.38	August 14, 2017	August 17, 2017	$6,941
May 2, 2017	First quarter 2017	1.32	May 15, 2017	May 18, 2017	6,332
February 17, 2017	Fourth quarter 2016	1.31	March 3, 2017	March 8, 2017	6,080
October 27, 2016	Third quarter 2016	1.29	November 10, 2016	November 15, 2016	5,620
July 28, 2016	Second quarter 2016	1.25	August 11, 2016	August 16, 2016	8,743
April 28, 2016	First quarter 2016	1.20	May 12, 2016	May 17, 2016	6,981
February 18, 2016	Fourth quarter 2015	1.15	March 3, 2016	March 8, 2016	6,510

(1)	The amount of dividends payable to the Manager for the third quarter of 2017 will be determined on November 13, 2017, the record date.

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

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10. Related Party Transactions  – (continued)

In accordance with the Management Agreement, the Manager is entitled to a monthly base management fee based primarily on the Company’s market capitalization, and potentially a quarterly performance fee based on total shareholder returns relative to a U.S. utilities index. Currently, the Manager has elected to reinvest the future base management fees and performance fees, if any, in additional shares. For the quarter and nine months ended September 30, 2017, the Company incurred base management fees of $17.9 million and $54.6 million, respectively. For the quarter and nine months ended September 30, 2016, the Company incurred base management fees of $18.4 million and $49.6 million, respectively. No performance fees were generated in any of the above periods.

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

The unpaid portion of the base management fees and performance fees, if any, at the end of each reporting period is included in the line item Due to Manager-related party in the consolidated condensed balance sheets.

Period	Base Management Fee Amount ($ in Thousands)	Performance Fee Amount ($ in Thousands)	Shares Issued
2017 Activities:
Third quarter 2017	$17,954	$—	240,674	(1)
Second quarter 2017	18,433	—	233,394
First quarter 2017	18,223	—	232,398
2016 Activities:
Fourth quarter 2016	$18,916	$—	230,773
Third quarter 2016	18,382	—	232,488
Second quarter 2016	16,392	—	232,835
First quarter 2016	14,796	—	234,179

(1)	The Manager elected to reinvest all of the monthly base management fees for the third quarter of 2017 in shares. The Company issued 240,674 shares for the quarter ended September 30, 2017, including 81,741 shares that were issued in October 2017 for the September 2017 monthly base management fee.

The Manager is not entitled to any other compensation and all costs incurred by the Manager, including compensation of seconded staff, are paid by the Manager out of its base management fee. However, the Company is responsible for other direct costs including, but not limited to, expenses incurred in the administration or management of the Company and its subsidiaries, income taxes, audit and legal fees, acquisitions and dispositions and its compliance with applicable laws and regulations. During the quarter and nine months ended September 30, 2017, the Manager charged the Company $284,000 and $729,000, respectively, for reimbursement of out-of-pocket expenses compared with $132,000 and $436,000 for the quarter and nine months ended September 30, 2016, respectively. The unpaid portion of the out-of-pocket expenses at the end of the reporting period is included in Due to Manager-related party in the consolidated condensed balance sheets.

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

In October 2016, the Company completed an underwritten public offering of $402.5 million of aggregate principal amount of convertible senior notes. MCUSA served as an underwriter in this offering and received $403,000 from the Company for such services.

On June 24, 2015, the Company commenced the ATM program where the Company may offer and sell shares of its common stock, par value $0.001 per share, from time to time having an aggregate gross offering price of up to $400.0 million. These sales, if any, will be made pursuant to the terms of an equity distribution agreement entered into between the Company and the sales agents, with MCUSA being one of the sales agents. Under the terms of the equity distribution agreement, the Company may also sell shares to any sales agent as principal for its own account at a price agreed upon at the time of the sale. For the nine months ended September 30, 2017 and 2016, the Company did not engage MCUSA for such activities.

Long-Term Debt

Atlantic Aviation’s $70.0 million revolving credit facility was provided by various financial institutions, including MBL which provided $15.7 million. For the quarter and nine months ended September 30, 2016, Atlantic Aviation incurred and paid $30,000 and $88,000, respectively, in interest expense related to MBL’s portion of the revolving credit facility. In October 2016, the revolving credit facility was terminated in conjunction with the completion of the refinancing of Atlantic Aviation’s new credit facility.

The Company has a $410.0 million senior secured revolving credit facility at the holding company that is provided by various financial institutions, of which $50.0 million is provided by MIHI LLC. For the quarter and nine months ended September 30, 2017, the Company incurred $47,000 and $116,000, respectively, in interest expense related to MIHI LLC’s portion of the MIC senior secured revolving credit facility, compared with $82,000 and $184,000 for the quarter and nine months ended September 30, 2016, respectively.

Other Transactions

Macquarie Energy North America Trading, Inc. (MENAT), an indirect subsidiary of Macquarie Group Limited, entered into contracts with IMTT to lease capacity. At March 31, 2017, MENAT leased 200,000 barrels of capacity from IMTT. The contracts expired during the quarter ended June 30, 2017. During the nine months ended September 30, 2017, IMTT recognized $907,000 in revenues from MENAT. At September 30, 2016, MENAT leased 98,000 barrels of capacity and IMTT recognized $448,000 and $3.5 million in revenues for the quarter and nine months ended September 30, 2016, respectively.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

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

13. Subsequent Events

Dividend

On October 30, 2017, the Board of Directors declared a dividend of $1.42 per share for the quarter ended September 30, 2017, which is expected to be paid on November 16, 2017 to holders of record on November 13, 2017.

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

MACQUARIE INFRASTRUCTURE CORPORATION (Registrant)
Dated: November 1, 2017	By: /s/ James Hooke Name: James Hooke Title: Chief Executive Officer
Dated: November 1, 2017	By: /s/ Liam Stewart Name: Liam Stewart Title: Chief Financial Officer

EXHIBIT INDEX

Number	Description
3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 21, 2015).
3.2	Amended and Restated Bylaws of the Registrant, dated as of February 18, 2016 (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on February 23, 2016).
4.1	Registration Rights Agreement, dated August 8, 2017, by and among Macquarie Infrastructure Corporation, WDE Epic Aggregate LLC, BWE Epic Holdings I-A, L.P. and BWE Epic Holdings I, L.P. (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on August 14, 2017).
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer
32.2**	Section 1350 Certification of Chief Financial Officer
101.0*	The following materials from the Quarterly Report on Form 10-Q of Macquarie Infrastructure Corporation for the quarter ended September 30, 2017, filed on November 1, 2017, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets as of September 30, 2017 (Unaudited) and December 31, 2016, (ii) the Consolidated Condensed Statements of Operations for the quarters and nine months ended September 30, 2017 and 2016 (Unaudited), (iii) the Consolidated Condensed Statements of Comprehensive Income for the quarters and nine months ended September 30, 2017 and 2016 (Unaudited), (iv) the Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2017 and 2016 (Unaudited) and (v) the Notes to Consolidated Condensed Financial Statements (Unaudited).

*	Filed herewith.
**	Furnished herewith.

E-1