Form 10-K
period 2017-12-31
Macquarie Infrastructure Corp
filed 2018-02-21
CIK 1289790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ACTUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2017

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.Yes ☐ No ☒

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

The aggregate market value of the outstanding shares of stock held by non-affiliates of Macquarie Infrastructure Corporation at June 30, 2017 was $6,061,193,768 based on the closing price on the New York Stock Exchange on that date. This calculation does not reflect a determination that persons are affiliates for any other purposes.

There were 84,819,268 shares of common stock, with $0.001 par value, outstanding at February 16, 2018.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to Macquarie Infrastructure Corporation’s Annual Meeting of Stockholders for fiscal year ended December 31, 2017, to be held May 16, 2018 is incorporated by reference in Part III to the extent described therein.

MACQUARIE INFRASTRUCTURE CORPORATION

i

FORWARD-LOOKING STATEMENTS

We have included or incorporated by reference into this report, and from time to time may make in our public filings, press releases or other public statements, certain statements that may constitute forward-looking statements. These include without limitation those under “Business” in Part I, Item 1, “Risk Factors” in Part I, Item 1A, “Legal Proceedings” in Part I, Item 3, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, and “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A. In addition, our management may make forward-looking statements to analysts, investors, representatives of the media and others. These forward-looking statements are not historical facts and represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and beyond our control. We may, in some cases, use words such as “project”, “believe”, “anticipate”, “plan”, “expect”, “estimate”, “intend”, “should”, “would”, “could”, “potentially”, “may” or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements.

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

Forward-looking statements in this report are subject to a number of risks and uncertainties, some of which are beyond our control, including, among other things:

•	changes in general economic, business or demographic conditions or trends in the U.S. or changes in the political environment, including changes in GDP, interest rates and inflation;
•	any event or occurrence that may limit our ability to pay or increase our dividend;
•	our ability to conclude a sufficient number of attractive growth projects, deploy growth capital in amounts consistent with our objectives in the prosecution of those and achieve targeted risk-adjusted returns on any growth project;
•	our ability to make, finance and integrate acquisitions and the quality of financial information and systems of acquired entities;
•	changes in patterns of commercial or general aviation air travel, including variations in customer demand;
•	our ability to achieve targeted cost savings through the implementation of a shared services center;
•	the regulatory environment, including U.S. energy policy, and the ability to estimate compliance costs, comply with any changes thereto, rates implemented by regulators, and the relationships and rights under and contracts with governmental agencies and authorities;
•	disruptions or other extraordinary or force majeure events and the ability to insure against losses resulting from such events or disruptions;
•	sudden or extreme volatility in commodity prices;
•	changes in competitive dynamics affecting our businesses;
•	changes in demand for chemical, petroleum and vegetable and tropical oil products, the relative availability of tank storage capacity and the extent to which such products are imported or exported;
•	technological innovations leading to changes in energy production, distribution and consumption patterns;
•	fluctuations in fuel costs, or the costs of supplies upon which our gas processing and distribution business is dependent, and the ability to recover increases in these costs from customers;
•	our ability to service, comply with the terms of and refinance at maturity our indebtedness, including due to dislocation in debt markets;

•	our ability to make alternate arrangements to account for any disruptions or shutdowns that may affect suppliers’ facilities or the operation of the barges upon which our gas processing and distribution business is dependent;
•	our ability to implement operating and internal growth strategies;
•	environmental risks, including the impact of climate change and weather conditions;
•	the impact of weather events, including potentially hurricanes, tornadoes and/or seasonal extremes, including the impact these may have on wind and solar resources;
•	changes in electricity or other energy costs, including natural gas pricing;
•	unplanned outages and/or failures of technical and mechanical systems;
•	payment of performance fees, if any, and base management fees to the Manager that could reduce distributable cash if paid in cash or could dilute existing stockholders if satisfied with the issuance of shares;
•	changes in U.S. income tax laws;
•	work interruptions or other labor stoppages;
•	the inability of principal off-takers in the Contracted Power businesses to take and/or pay for the energy supplied;
•	our Manager’s affiliation with the Macquarie Group or equity market sentiment, which may affect the market price of our shares;
•	our limited ability to remove the Manager for underperformance and the Manager’s right to resign;
•	unanticipated or unusual behavior of municipalities and states brought about by financial distress; and
•	the extent to which federal spending reduces the U.S. military presence in Hawaii or flight activity at airports at which Atlantic Aviation operates.

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

PART I

ITEM 1. BUSINESS

Macquarie Infrastructure Corporation (MIC) is the successor to Macquarie Infrastructure Company LLC (MIC LLC) pursuant to the conversion (the Conversion) of MIC LLC from a Delaware limited liability company to a Delaware corporation on May 21, 2015. MIC LLC was formed on April 13, 2004. Except as otherwise specified, all references in this Form 10-K to “MIC”, “we”, “us” and “our” refer (i) from and after the time of the Conversion, to Macquarie Infrastructure Corporation and its subsidiaries and (ii) prior to the Conversion, to the predecessor MIC LLC and its subsidiaries. Except as otherwise specified, all references in this Form 10-K to “common stock” or “shares” refer (i) from and after the time of the Conversion, to common stock and (ii) prior to the Conversion, LLC interests.

MIC Level Strategy

We intend to own, efficiently operate and grow a diversified portfolio of infrastructure and infrastructure-like businesses with the aim of producing an attractive risk adjusted total stockholder return. We intend to achieve this by:

•	providing optimal service levels while maintaining the highest safety, environmental and governance standards;
•	prudently deploying and/or opportunistically recycling capital in efforts to:
•	grow our existing businesses; and
•	develop and acquire additional businesses;
•	optimizing price, volume and margin;
•	effectively managing expenses;
•	optimizing capital structures and tax planning; and
•	realizing both cross-selling and cost synergies across our businesses.

We expect these efforts over time, collectively, to produce growth in the amount of cash generated by our businesses and growth in our stockholder dividend.

General

We currently own and operate a diversified portfolio of businesses that provide services to other businesses, government agencies and individuals primarily in the U.S. The businesses we own and operate are organized into four segments:

•	International-Matex Tank Terminals (IMTT): a business providing bulk liquid terminalling to third parties at 17 terminals in the U.S. and two in Canada;
•	Atlantic Aviation: a provider of fuel, terminal, aircraft hangaring and other services primarily to owners and operators of general aviation (GA) jet aircraft at 70 airports throughout the U.S.;
•	Contracted Power (CP): comprising electricity generating assets including a gas-fired facility and controlling interests in wind and solar facilities in the U.S.; and
•	MIC Hawaii: comprising an energy company that processes and distributes gas and provides related services (Hawaii Gas) and several smaller businesses collectively engaged in efforts to reduce the cost and improve the reliability and sustainability of energy in Hawaii.

In addition to the businesses we own and operate in these segments, we also invest in the development of new businesses. These new businesses may be added to one of our existing segments or sold (with the resulting capital redeployed into any or all of our existing operations), or may, over time, form the basis of entirely new segments. For example, we have invested in a joint venture with a developer of solar power facilities, Intersect Power, with the expectation that the projects that may result from this will be either sold or added to our portfolio of contracted power facilities. The majority of these activities are being reported as a component of the segment to which any new businesses would be added. If an appropriate segment does not exist, the activities are recorded as a component of Corporate and Other.

We buy, develop and invest in the growth of our businesses based on a general assumption that we will own them indefinitely. It is neither our intent nor our expectation that we will divest of a business at a particular point in our ownership or as a result of having achieved certain targets, financial or otherwise. This view of ownership as a long-term relationship does not preclude sales or recycling of assets when we believe that we have either maximized the amount of value in the asset relative to our capability, or the asset is more highly valued by another owner. We may, depending on our ability to access additional debt or equity capital on what we consider attractive terms, sell businesses or assets to generate capital for reinvestment in new or existing businesses at what we believe could be improved returns. With respect to new developments, sales may occur more opportunistically. In general, we have redeployed the proceeds from these asset sales in the development of our remaining businesses either through investment in growth projects or acquisitions of small, “bolt-on” operations consistent with our view of MIC as a long-term owner.

Deployment of growth capital has been and is expected to continue to be an important part of our strategy and the creation of stockholder value. Our sources of growth capital include the retained capital generated by our businesses but not distributed as a cash dividend to our stockholders, capital generated through the issuance of additional debt and/or equity securities, or the proceeds from the sale of entire or portions of certain businesses. Over time, we expect to deploy growth capital of approximately $350.0 million per year in projects and bolt-on acquisitions across all of our businesses. Importantly, although we find value in diversification and the generally uncorrelated nature of the businesses in our current portfolio, we are not obligated to invest in the growth of any one business or segment or the addition of any new segment.

Equally important, we seek to drive stockholder value by focusing on business performance improvement. These efforts include upgrading systems, implementing data analytics tools, developing cross business efficiencies and deployment of enterprise-wide procurement strategies among others. In 2017, we formed MIC Global Services (MGS), a new entity into which we have begun to consolidate support functions across all of our businesses. We believe that MGS will generate significant savings relative to the cost of maintaining these functions separately in each of our operating companies. A portion of the costs associated with the operation of MGS are allocated to each of our operating companies. Any unallocated MGS costs are reported as a component of our Corporate and Other segment. We expect the implementation of MGS to deliver expense reductions (both Cost of Services/Product Sales and Selling, General and Administrative expenses) of between $10.0 million and $15.0 million in 2018 relative to a 2016 baseline.

Businesses

Our businesses, in general, are defined by a combination of the following characteristics:

•	ownership of long-lived, high-value physical assets that are difficult to replicate or substitute around;
•	a platform for the deployment of growth capital;
•	broadly consistent demand for their services;
•	scalability, such that relatively small amounts of growth can generate disproportionate increases in earnings before interest, taxes, depreciation and amortization (EBITDA);
•	the provision of basic, often essential services;
•	generally predictable maintenance capital expenditure requirements; and
•	generally favorable competitive positions, largely due to high barriers to entry, including:
•	high initial development and construction costs;
•	difficulty in obtaining suitable land on which to operate;
•	high costs of customer switching long-term concessions, leases or customer contracts; and
•	lack of immediate, cost-effective alternatives for the services provided.

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

In addition to the benefits associated with these characteristics, net margins generated by most of our businesses tend to keep pace with historically normal rates of inflation. The price escalators built into many customer contracts, and the inflation and cost pass-through adjustments that are typically included as part of pricing terms, serve to insulate our businesses to a significant degree from the negative effects of inflation and commodity price risk.

Our Manager

We are a party to a Management Services Agreement with Macquarie Infrastructure Management (USA) Inc. (Manager). Our Manager is a member of the Macquarie Group, a diversified international provider of financial, advisory and investment services. The Macquarie Group is headquartered in Sydney, Australia and is a global leader in the management of infrastructure investment vehicles on behalf of third-party investors and advising on the acquisition, disposition and financing of infrastructure assets.

We pay our Manager a monthly base management fee based primarily on our market capitalization and holding company net debt and excluding debt in support of specific operating entities. For this, in accordance with the Third Amended and Restated Management Services Agreement (Management Services Agreement), the Manager provides normal ongoing corporate center functions such as facilities, technology, employee benefits and access to services including human resources, legal, finance, tax and accounting among others. Our Manager is responsible for and oversees the management of our operating businesses, subject to the oversight and supervision of our board of directors. Our Manager compensates and has assigned, or seconded, to us employees to serve as our chief executive officer and chief financial officer on a full-time basis. It also compensates and seconds or makes other personnel available as required. MIC has no employees at the holding company level.

Our Manager may also earn a performance fee if the quarterly total return for our stockholders (capital appreciation plus dividends) is positive and exceeds the quarterly total return of a U.S. utilities index benchmark, both in the quarter and cumulatively. If payable, the performance fee is equal to 20% of the difference between the benchmark return and the total return for our stockholders during the quarter. Per the terms of the Management Services Agreement, our Manager currently reinvests its fees, whether base or performance fees, in shares of our common stock. The Manager may elect to receive either base or performance fee, if any, in cash but may only change its election during a 20 trading day window following our earnings release. Any change would apply to fees incurred thereafter.

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

IMTT

Industry Overview

Bulk liquid terminals provide an important link in the supply chain for a broad range of liquid commodities (see below). Bulk liquid terminals provide vital logistics services to vertically integrated petroleum product producers and refiners, chemical manufacturers, food processors and commodity traders. Customers typically pay terminal operators such as IMTT on an ‘availability’ basis to provide tank capacity, loading and unloading access, and pipeline and trans-loading capacity, and also pay additional fees for ancillary services such as heating and blending.

Both domestic and international factors influence demand for bulk liquid terminals in the U.S. Demand for storage rises and falls according to local and regional consumption. In addition, import and export activity accounts for a material portion of the business. Shippers require storage for the staging, aggregation and/or distribution of products before and after transport. The extent of import/export activity depends on macroeconomic trends, such as currency fluctuations, as well as industry-specific conditions, such as supply and demand imbalances in different geographic regions. Demand for storage is also driven by fluctuations in the current and perceived future price and demand for the product being stored and the resulting temporal price arbitrage.

Potential entrants into the bulk liquid terminals business face several barriers. Strict environmental regulations, availability of suitable land with connectivity to pipeline and transport logistics, including marine road and rail infrastructure, local community resistance and initial investment costs may limit the construction of new bulk liquid terminals. These barriers are typically higher around waterways near major urban centers. As a consequence, new tanks are generally built where existing docks, pipelines and other infrastructure can support them. However, restrictions on land use, difficulties in securing environmental permits, and the potential for operational bottlenecks due to constraints on related infrastructure may limit the ability of existing terminals to expand the storage capacity of their facilities.

Business Overview

IMTT is one of the larger independent providers of bulk liquid terminal services in the U.S., based on capacity. IMTT handles products for a diverse range of domestic and foreign markets and end users. IMTT stores or handles primarily refined petroleum products, various commodity and specialty chemicals, renewable fuels and vegetable and tropical oils (collectively liquid commodities). Crude oil constitutes an immaterial portion of IMTT’s overall storage and handling operations. The business operates a network of 19 terminals including 17 in the U.S. and two in Canada (one partially owned) with principal operations in the New York Harbor market and on the Lower Mississippi River.

Since our initial investment in IMTT in May 2006, we have deployed capital in the growth and development of additional storage capacity, facilities and related infrastructure (pipes, pumps, docks, etc.) and acquisitions of facilities in Illinois and a portfolio of terminals primarily in the U.S. Southeast (Epic Midstream LLC (Epic)). Consistent with IMTT’s strategy below, we expect to be able to continue to deploy capital in the growth and expansion of storage capacity and capabilities provided that they generate attractive risk-adjusted returns.

IMTT also owns OMI Environmental Solutions (OMI), an environmental emergency response, industrial services, waste transportation and disposal business.

IMTT — (continued)

The table below summarizes the breakdown of revenue generated by IMTT for the year ended December 31, 2017:

Refined Products	Chemical	Renewable/Vegetable & Tropical Oil	Crude Oil	Other
55%	27%	8%	2%	8	%(1)

(1)	Includes 5% of revenues from OMI.

Following is summary financial information for IMTT ($ in millions):

	As of, and for the Year Ended, December 31,
	2017	2016	2015
Revenue	$549.4	$532.5	$550.0
Net income(1)	363.0	83.1	74.7
EBITDA excluding non-cash items(2)	326.2	321.9	302.1
Total assets	4,109.4	3,978.4	4,000.1

(1)	Net income for 2017 includes the impact of the Tax Cuts and Jobs Act. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — IMTT” in Part II, Item 7, for further discussions.
(2)	See “Business — Our Businesses” in Part I, Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in Part II, Item 7, for further information and a reconciliation of net income (loss) to EBITDA excluding non-cash items.

Strategy

IMTT is pursuing a strategy that has six principal components:

1.	to continuously drive improvements in safety;
2.	to grow revenue and cash flows by optimizing product mix and attracting and retaining customers who place a premium on quality, reliability of service, connectivity, flexibility, speed and efficiency in storage and handling of bulk liquid products;
3.	to address changes in customer demand and market dynamics by repurposing tanks and related infrastructure;
4.	to deploy growth capital in the development of existing and new locations by constructing new terminal assets (for example tanks, docks, rail offloading capacity, pipelines or other logistics infrastructure) when such construction is supported by customer demand and the returns are attractive;
5.	to optimize the scale and performance of the business through acquisitions, developments, divestitures and partnerships; and
6.	to improve business processes and systems with particular focus on cost and risk reduction, control of maintenance capital expenditures and revenue optimization.

IMTT — (continued)

Locations

As of December 31, 2017, IMTT comprised the following facilities and storage capacity, not including tanks used in packaging, recovery tanks, and/or other storage capacity not typically leased.

Facility	Land	Aggregate Capacity of Storage Tanks in Service (Millions of Barrels)	Percent of Ownership
Facilities in the United States:
Lower Mississippi River Terminals (4)	Owned	20.8	100.0%
Bayonne Terminal	Owned	15.9	100.0%
Other Terminals (12)	Owned	6.9	100.0%
Facilities in Canada:
Quebec City, Quebec	Leased	2.0	100.0%
Placentia Bay, Newfoundland	Leased	3.0	20.1%
Total		48.6

IMTT facilities generally operate 24 hours a day providing customers with prompt access to a wide range of logistical services. In each of its two key markets, IMTT’s scale ensures availability of sophisticated product capabilities. IMTT continues to improve its facilities’ speed and flexibility of operations by investing in upgrades of its docks, pipelines and pumping infrastructure and facility management systems.

Lower Mississippi River Terminals (52% of gross profit)

On the Lower Mississippi River, IMTT currently operates four terminals (St. Rose, Gretna, Avondale and Geismar). With combined storage capacity of 20.8 million barrels, the four sites give IMTT substantial market share in the storage and handling of refined petroleum products, bulk liquid chemicals, vegetable and tropical oils on the strategically important Lower Mississippi River. These terminals serve a predominantly export market.

The Lower Mississippi River facilities also give IMTT a substantial presence in a key domestic transport hub. The Lower Mississippi River serves as a major transshipment point between the central U.S. and the rest of the world for agricultural products (such as vegetable and tropical oils) and commodity chemicals (such as methanol). The region also has substantial traffic related to the petroleum industry. Lower Mississippi River refiners and traders send products to other regions of the U.S. and overseas and use IMTT’s Lower Mississippi River facilities to perform some of these functions. These facilities enjoy relatively unencumbered marine and road access when compared to other, more congested waterways such as the Houston Ship Channel. As oil production in North America has increased and refining has shifted to processing of lighter gravity feedstocks, exports of gasoline and distillates from the Lower Mississippi River region have increased.

Bayonne Terminal (37% of gross profit)

Located on the Kill Van Kull between New Jersey and Staten Island, New York, the 15.9 million barrel capacity terminal occupies an attractive position in New York Harbor where it has substantial market share. New York Harbor serves as the main petroleum trading hub in the northeast U.S. and a physical settlement site for certain futures contracts traded on the New York Mercantile Exchange. In addition to waterborne shipments, products reach New York Harbor through petroleum product pipelines from the U.S. Gulf region and elsewhere. New York Harbor also serves as the starting point for refined product pipelines linked to inland markets and as a key port for refined petroleum product imports and exports. IMTT-Bayonne has more dock capacity than other terminals in New York Harbor, connections to the Colonial, Buckeye and Harbor refined petroleum product pipelines as well as rail and road connections and blending capabilities. As a result, IMTT-Bayonne provides its customers with logistical flexibility.

IMTT — (continued)

IMTT-Bayonne has the capability to quickly load and unload the largest bulk liquid transport ships entering New York Harbor. The ability to provide scale terminal services to its customers is also an important competitive advantage. The U.S. Army Corp of Engineers has dredged the Kill Van Kull channel passing the IMTT-Bayonne docks to 50 feet (IMTT has dredged two of its docks to 47 feet). Most of IMTT’s competitors in New York Harbor have facilities located on the southern portion of the Arthur Kill (water depth of approximately 37 feet) and force large ships to transfer a portion of their cargoes to barges (a process known as lightering) before docking. This technique increases the cost and time associated with loading and unloading.

Competition

The competitive environment in which IMTT operates varies by terminal location and product. The principal competition for each of IMTT’s facilities comes from other bulk liquid terminals located in the same regional market. Secondary competition for IMTT’s facilities comes from bulk liquid terminals located in the same broad geographic region as IMTT’s terminals. For example, IMTT’s Lower Mississippi River facilities indirectly compete with bulk liquid terminals located on the Houston Ship Channel.

Independent terminal operators generally compete on the basis of the location, connectivity and versatility of facilities, service and price. The services typically provided by the terminal include, among other things, the safe storage of the product at specified temperature, moisture and other conditions, as well as receipt and delivery from the terminal, all of which must be in compliance with applicable environmental regulations. A favorably located terminal will have access to various cost-effective transportation modes, both to and from the terminal. Transportation modes typically include waterways, railroads, roadways and pipelines. A terminal operator’s ability to obtain attractive prices is often dependent on the quality, versatility and reputation of the facilities owned by the operator.

IMTT faces significant competition from a variety of international, national and regional energy companies, including large, diversified midstream entities, global terminal operators and large multi-national energy companies. We believe that IMTT is favorably positioned to compete in the industry due to the strategic location of terminals on the Gulf Coast and in New York Harbor and certain secondary markets, our reputation, the prices we charge for our services and the connectivity, quality and versatility of our services. In particular, we believe that IMTT’s proximity to petroleum and chemical refineries in both of its key markets and to the very substantial end use market in the Northeast are sources of competitive advantage and provide diversity in our revenue drivers.

As noted above, we believe that significant barriers to entry exist in the terminalling business. These barriers include significant capital requirements and execution risk, a lengthy permitting and development cycle, financing challenges, a finite number of sites suitable for development, operating expertise and customer relationships.

Customers

IMTT provides bulk liquid terminal services primarily to vertically integrated petroleum product producers and refiners, chemical manufacturers, food processors and commodity traders. These customers, in turn, serve a range of end users in both domestic and foreign markets. Within its terminals, IMTT has the ability to repurpose tanks and related infrastructure for various bulk liquid products both to respond to and to anticipate changes in customer demand. IMTT does not depend on a single customer, the loss of which would have a material adverse effect on IMTT.

For the year ended December 31, 2017, approximately 50% of IMTT’s revenue was generated by its top ten customers, of which seven were rated investment grade and three were not rated. Customers typically sign contracts which, among other things, provide for a fixed periodic payment (usually monthly) for access to and use of IMTT’s facilities. This payment may be expressed in terms of cents per barrel of capacity, a dollar amount per unit of infrastructure, or a dollar amount per month. These amounts are payable whether the customer uses the facilities and services or not and does not include additional charges for thruput or ancillary services. In 2017, approximately 80% of IMTT’s revenues were generated from these ‘availability’ style payments for terminal capacity.

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

Regulation

The rates that IMTT charges for its services are not subject to regulation. However, a number of regulatory agencies, including the United States Environmental Protection Agency, New Jersey Department of Environmental Protection, Louisiana Department of Environmental Quality, Department of Transportation, Department of Homeland Security and the United States Coast Guard, regulate IMTT’s operations. IMTT must comply with numerous federal, state and local environmental, occupational health and safety, security, tax and planning statutes and regulations. These regulations require IMTT to obtain and maintain permits to operate its facilities and impose standards that govern the way IMTT operates its business. If IMTT does not comply with the relevant regulations, it could lose its operating permits and/or incur fines and increased liability. While changes in environmental, health and safety regulations pose a risk of higher operating costs, such changes are generally phased in over time to manage the impact on both the industry and the business.

Few of IMTT’s facilities require significant environmental remediation. Those that do have such efforts are overseen by various state and federal agencies. Remediation efforts entail removal of the free product, groundwater control and treatment, soil treatment, repair/replacement of sewer systems, and the implementation of containment and monitoring systems. These remediation activities are expected to continue for an additional ten to twenty years, or more. See “Legal Proceedings” in Part I, Item 3, for further discussions.

Employees

As of December 31, 2017, IMTT (excluding the Newfoundland terminal) had a total of 1,100 employees, of which 270 employees were unionized. We believe relations with both union and non-union employees at IMTT are good.

The day-to-day operations of IMTT are managed by individual terminal managers who are responsible for most aspects of the operations. IMTT’s operations are overseen by senior personnel with significant experience in the bulk liquid terminals industry. Management of the business is headquartered in New Orleans, Louisiana.

Atlantic Aviation

Industry Overview

Fixed based operations (FBOs) primarily service the GA segment of the air transportation industry. Local airport authorities own the airport properties and grant FBO operators a lease to provide fueling and other services pursuant to long-term ground leases. Fueling services provide the majority of an FBO’s revenue and gross margin.

FBOs often operate in environments with high barriers to entry. Airports tend to have limited physical space for additional FBOs and airport authorities generally do not have an incentive to add FBOs unless there is a significant demand for additional services. Securing airport approvals and completing the design and construction of a new FBO can take over a year and require significant capital expenditures. Furthermore, airports typically impose minimum standards with respect to the experience, capital investment and breadth of services provided by the FBO.

The ownership of FBOs in the U.S. is fragmented with the majority of facilities individually owned and operated rather than part of networks. Consolidation has been and is expected to continue to be an important feature of the industry as larger networks are able to achieve economies of scale in fuel and insurance purchasing, marketing and back office operations when acquiring locations from individual owners/operators.

Atlantic Aviation — (continued)

Demand for FBO services is driven by the level of GA flight activity which is defined as the number of take-offs and landings in a given period. We believe GA flight activity will continue to expand at rates broadly consistent with overall economic activity in the U.S.

Business Overview

At December 31, 2017, Atlantic Aviation operated FBOs at 70 airports in the U.S. Atlantic Aviation’s FBOs provide fuel, terminal, aircraft hangaring and other services to owners/operators of GA aircraft, but also to commercial, military, freight and government aviation customers.

Atlantic Aviation has been a part of the MIC portfolio since our IPO. In December 2004, the business owned and operated a total of 16 FBOs. Through a roll-up of FBOs, we have increased the size of the network to a total of 70 facilities. Consistent with our strategy of seeking to optimize the portfolio, we have exited markets we believe have limited growth potential in favor of entering those with better prospects. Since our IPO, we have deployed capital in Atlantic Aviation in the acquisition of FBOs and projects including the construction of terminals and aircraft hangars, fuel tank farms, aircraft parking (ramps) and a range of smaller projects.

Following is summary financial information for Atlantic Aviation ($ in millions):

	As of, and for the Year Ended, December 31,
	2017	2016	2015
Revenue	$846.4	$740.2	$738.5
Net income(1)	124.4	59.5	22.8
EBITDA excluding non-cash items(2)	247.2	225.1	203.6
Total assets	1,710.5	1,564.7	1,502.5

(1)	Net income for 2017 includes the impact of the Tax Cuts and Jobs Act. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Atlantic Aviation” in Part II, Item 7, for further discussions.
(2)	See “Business — Our Businesses” in Part I, Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in Part II, Item 7, for further information and a reconciliation of net income (loss) to EBITDA excluding non-cash items.

Strategy

Atlantic Aviation is pursuing a strategy that has five principal components:

1.	to make Atlantic Aviation the preferred FBO provider at all of the airports at which it operates by providing the best service and safety in the industry;
2.	to prudently deploy capital in equipment and leasehold improvements;
3.	to optimize the network of FBOs through acquisitions, divestitures and lease extensions;
4.	to manage the business to optimize its operating expenses; and
5.	to grow the business by leveraging the size of the Atlantic Aviation network and its information technology capabilities to identify marketing and cross-selling opportunities.

Atlantic Aviation — (continued)

Operations

Atlantic Aviation operates high-quality facilities and focuses on attracting customers who desire personalized service. Fuel sales generated 63% of gross margin in 2017. Other services, including de-icing, aircraft parking and hangar rental, provided the balance. Fuel is stored in tank farms and each FBO operates refueling vehicles owned or leased by the FBO to move fuel from the tank farms to the aircraft being serviced. The FBO either owns or has access to the fuel storage tanks to support its fueling activities. At some of Atlantic Aviation’s locations, services are also provided to commercial airlines, freight operators, and military and government users. Services provided to the airlines may include refueling from the airline’s own fuel supplies, de-icing and/or ground and ramp handling services.

Atlantic Aviation buys fuel at a wholesale price and sells fuel to customers either at a contracted price, or at a price negotiated at the point of purchase. While wholesale fuel costs can vary, Atlantic Aviation generally passes changes in fuel costs through to customers and seeks to maintain and, when possible, increase its dollar-based margin per gallon. In general, the business has minimal exposure to commodity price fluctuations as it carries a limited inventory of jet fuel.

Atlantic Aviation is focused on managing costs effectively and continuously evaluates opportunities to reduce expenses. Such opportunities may include business reengineering, more efficient purchasing, partnering with service providers and/or capturing synergies in acquisitions.

Locations

Atlantic Aviation’s FBOs operate pursuant to long-term leases from the airport authorities who own or manage the airport. Atlantic Aviation works with these airport authorities to optimize lease lengths through capital improvements or other enhancements to the airport.

Atlantic Aviation’s EBITDA-weighted average remaining lease length (at Atlantic Aviation’s discretion) was 20.3 years and 19.6 years at December 31, 2017 and 2016, respectively, notwithstanding the passage of one year. The increase reflects successful lease renewals and acquisition of facilities with leases longer than the current network-wide average. The leases at seven of Atlantic Aviation’s FBOs, collectively accounting for approximately 9.0% of Atlantic Aviation’s gross margin, are expected to be renegotiated and extended within the next five years. No individual FBO generated more than 10% of Atlantic Aviation’s gross margin at December 31, 2017.

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

Atlantic Aviation periodically evaluates its portfolio of FBOs and occasionally concludes that some of its sites do not have sufficient scale or do not serve a market with sufficiently strong growth prospects to warrant continued operations at these locations. In these cases, it may elect to sell the site or not renew the lease upon maturity.

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

Atlantic Aviation — (continued)

Competition

Atlantic Aviation competes with other FBO operators at more than half of its locations, and its facilities may also face indirect competition from FBOs located at nearby airports. The FBOs compete on the basis of location of the facility relative to runways and street access, service, safety, value-added features, reliability and price. Each FBO also faces competitive pressure from the fact that aircraft may take on sufficient fuel at one location and not need to refuel at a specific destination.

Atlantic Aviation’s main competitors are Signature Flight Support, Jet Aviation, Million Air, Sheltair Aviation and TAC Air. To our knowledge, other than the competitors listed, no competitor operated more than 20 FBOs in the U.S. at December 31, 2017.

Customers

Atlantic Aviation does not depend on a single customer, the loss of which would have a material adverse effect on the business.

Regulation

The aviation industry is overseen by a number of regulatory agencies, including the Department of Homeland Security, Department of Transportation and Environmental Protection Agency, but its primary regulator is the Federal Aviation Administration (FAA). In addition, local airport authorities also regulate the FBOs. The business must comply with federal, state and local environmental statutes and regulations associated in part with the operation of fuel storage tank systems and mobile fueling vehicles. These requirements include tank and pipe testing for tightness, soil sampling for evidence of leaking and remediation of detected leaks and spills.

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

Employees

As of December 31, 2017, the business employed 1,961 people, of which 196 employees were subject to collective bargaining agreements. We believe relations with both union and non-union employees at Atlantic Aviation are good.

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

The Energy Information Administration, an agency of the U.S. Federal Statistical System, forecasts the demand for electricity in the U.S. to grow at a compound annual rate of approximately 0.9% over the next thirty years. As aging and inefficient generating capacity is retired or replaced, opportunities for deployment of capital in the growth of our CP segment are expected to increase.

Contracted Power — (continued)

Growth in the electricity generating sector of the industry has been driven by a combination of portfolio optimization and a significant number of renewable power projects being developed as a result of the adoption of Renewable Portfolio Standards (RPS). RPS are state-level regulatory mandates that obligate utilities and other load-serving entities to provide a specific portion of their electricity generation from qualifying renewable technologies by a specified date.

Business Overview

At December 31, 2017, CP consisted of controlling interests in seven solar facilities, two wind facilities and a 100% interest in a gas-fired facility. Our portfolio of solar facilities consists of two facilities in Arizona, two in California, one in Texas, one in Minnesota and one in Utah. These facilities have an aggregate generating capacity of 142 megawatts (MW). Our wind facilities are located in Idaho and New Mexico and have a combined generating capacity of 203 MW. The gas-fired facility, Bayonne Energy Center (BEC), has a generating capacity of 512 MW with a further 130 MW under construction, and is located in Bayonne, New Jersey, adjacent to IMTT’s Bayonne terminal.

The renewable facilities utilize arrays of photovoltaic solar panels or wind turbine generators to convert energy from sunlight or wind into electricity. The electricity is aggregated and fed directly into regional power grids. These technologies tend to produce a predictable amount of electricity within the bounds of seasonal and annual variability in insolation and wind. The business also generates Renewable Energy Certificates (RECs) based on the amount of electricity provided to off-takers. These RECs are either bundled with the electricity under the terms of the Power Purchase Agreements (PPA) or sold separately to third-parties. The BEC facility currently comprises eight natural gas turbine power generating sets (installed in 2012) and is being expanded by two additional sets. Power produced by BEC is transmitted via a dedicated cable beneath New York Harbor to a substation in Brooklyn, New York, from where it is distributed into the New York City power market.

The renewable facilities sell electricity to creditworthy off-takers, typically pursuant to multi-year contracts. Existing contracts include either long-term PPAs or subscription agreements whereby a counterparty has contracted with one of our projects for the sale of electricity and related services for a set period of time. These contracts provide a hedge against volatility in revenue from fluctuations in demand or price. The majority of BEC’s output is contracted with a creditworthy power wholesaler that has entered into tolling agreements with BEC for 62.5% of the facility’s capacity. The weighted average remaining life of the tolling agreements was approximately ten years at December 31, 2017. The tolling agreements generate revenue whether or not the facility is in use for power production. The remaining 37.5% of the facility’s capacity that is currently untolled generates revenue from monthly capacity payments and ancillary services provided to support grid stability whether or not the facility is dispatched, and an energy margin when the facility is dispatched.

In late 2015, we commenced the process of expanding the generating capacity of BEC by two turbines totaling approximately 130 MW in incremental generating capacity. This expansion is expected to reach mechanical completion by the end of the first quarter of 2018 and is anticipated to begin producing revenue in the second quarter of 2018. In addition, we have made two investments in renewable energy development companies that each have a pipeline of either new wind and solar projects. We expect to continue to seek attractive investment opportunities in renewable energy production and distribution projects and to pursue expansion opportunities at our existing facilities.

Contracted Power — (continued)

The financial results discussed in this Form 10-K reflect 100% of the performance of the wind and solar facilities within the CP segment since our acquisitions, not the contribution based on our economic interest, and the performance of BEC from the date of our acquisition on April 1, 2015, unless specified otherwise.

Following is summary financial information for the Contracted Power segment ($ in millions):

	As of, and for the Year Ended, December 31,
	2017	2016	2015
Revenue	$145.9	$150.0	$123.8
Net income (loss)	21.2	14.1	(7.2)
EBITDA excluding non-cash items(1)	103.1	98.2	68.2
Total assets	1,617.7	1,516.6	1,411.2

(1)	See “Business — Our Businesses” in Part I, Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in Part II, Item 7, for further information and a reconciliation of net income (loss) to EBITDA excluding non-cash items.

Strategy

Our CP businesses are pursuing a strategy that has four principal components:

1.	to deliver cost-competitive electricity in a safe and reliable manner;
2.	to deploy additional capital at attractive risk-adjusted returns by developing or acquiring renewable energy projects across a range of technologies and geographies;
3.	to improve productivity, reduce costs and increase efficiencies; and
4.	to opportunistically recycle capital through the sale of selected facilities or assets.

Operations

Operation and maintenance (O&M) of the CP facilities is largely performed by our employees or by third-party service providers. Land for all our facilities is either leased under long-term contracts or owned by the facilities. Other costs such as insurance are based on annual contracts. Accordingly, a significant portion of the operating costs of these facilities is highly predictable. The business regularly evaluates which O&M services are best provided by employees or third-party service providers and has started to perform some of these O&M services itself in order to reduce costs and improve operational performance of its facilities.

Customers

The primary customers of the contracted power business are creditworthy counterparties including utilities and a power marketer. These customers have entered into long-term PPAs, subscription agreements or tolling agreements with remaining terms ranging from approximately 10 to 24 years as of December 31, 2017.

Seasonality

Each CP facility has a unique seasonality profile based on factors including weather and energy demand. The solar projects generate a disproportionate amount of their revenue in the summer months when insolation is highest, while wind energy revenues are generally stronger in the winter months. BEC is a peaking power plant that is dispatched when demand for power increases above the base generating capacity in New York City. This means that BEC is dispatched more often in the summer and winter months.

Competition

The contracted portion of CP’s business is not subject to substantial direct competitive price pressure due to the long-term nature of the PPAs, subscription agreements and tolling agreements. However, our existing BEC facility has incremental generating capacity that is not tolled and is sold into the spot power market. After the expiration of the respective PPAs, subscription agreements or tolling agreements, such facilities may face greater competition. Once completed, the expansion units at BEC will also operate on an untolled basis and will be subject to market competition.

Contracted Power — (continued)

Regulation

The power and energy sectors are the subject of substantial and complex laws, rules and regulations. Sector regulators include the Federal Energy Regulatory Commission (FERC) and the North American Electric Reliability Corporation (NERC). The FERC has jurisdiction over the transmission and wholesale sale of electricity in interstate commerce and over the transportation, storage and certain sales of natural gas in interstate commerce, including the rates, charges and other terms and conditions for such services. The NERC serves to establish and enforce reliability standards applicable to all users, owners and operators of the bulk power system. The U.S. Environmental Protection Agency also oversees certain environmental matters related to the construction and operations of CP’s electricity generating facilities.

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

Each of the wind and solar facilities comprising CP is subject to regulation and oversight in the jurisdiction in which they operate.

Employees

At December 31, 2017, the CP businesses had six employees. We believe relations with employees of our CP businesses are good.

MIC Hawaii

Industry Overview

According to the Energy Information Administration, the Hawaii energy market consumes 282 trillion British Thermal Units (BTU) annually, split approximately equally between the transportation market and the industrial/commercial/residential markets. Gas in Hawaii has an approximately 2% share of the total energy market and serves primarily the residential and commercial markets with applications including water heating, drying, cooking, emergency power generation and other select uses.

Beginning in 2008 with the Hawaii Clean Energy Initiative (HCEI), the State of Hawaii embarked on a program to be a leader in the development and deployment of clean energy solutions. The HCEI’s goals include energy independence and security, a transition away from imported fuels and the development of a green economic sector.

In 2017, over 25% of Hawaii’s electricity was generated from renewable sources, where the primary sources were solar, wind, and biomass. Hawaii’s geographic location, the high cost of electricity from oil-fired electric generation, and the States renewable portfolio standard offer the potential to increase the amount renewables-based electric and gas-fired generation. MIC Hawaii has invested in multiple renewable energy projects and expects to pursue further growth opportunities in line with Hawaii’s energy goals.

Business Overview

MIC Hawaii comprises Hawaii Gas and several smaller businesses collectively engaged in efforts to reduce the cost and improve the reliability and sustainability of energy in Hawaii. From 2006 to 2015, our MIC Hawaii segment consisted solely of Hawaii Gas, a combination of Hawaii’s only government-franchised gas utility and an unregulated liquefied petroleum gas (LPG) distribution business. Founded in 1904, Hawaii Gas serves Hawaii’s 1.4 million residents and 9.4 million visitors across Oahu, Hawaii, Maui, Kauai, Molokai and Lanai (the main islands).

MIC Hawaii — (continued)

Hawaii Gas comprises a regulated gas utility and an unregulated LPG distribution business. The utility business includes the processing, distribution and sale of synthetic natural gas (SNG) and renewable natural gas (RNG) and the distribution and sale of re-gasified liquefied natural gas (LNG) on the island of Oahu and the distribution and sale of LPG via pipeline on all of the main islands. The unregulated business distributes LPG by truck to individual tanks located on customer sites or distributes LPG in cylinders filled at central locations to customers on all the main islands. The gas distributed by Hawaii Gas has a wide range of commercial and residential applications and LPG is also used as a fuel for specialty vehicles such as forklifts. Users include residential customers and a wide variety of commercial, hospitality, military, public sector and wholesale customers.

In 2016, MIC Hawaii expanded its presence in the Hawaiian energy complex with the development of the 7 MW Waihonu Solar facilities on Oahu and an acquisition of a design-build mechanical contractor. In 2017, we expanded our investments, adding two distributed generation projects serving commercial users under long-term contracts.

Hawaii Gas’ primary products consist of:

Synthetic Natural Gas (SNG):  The business converts a light hydrocarbon feedstock (naphtha) into SNG which has a similar heating value to natural gas. Hawaii Gas operates the only SNG processing capability in Hawaii at its plant located on the island of Oahu. SNG is delivered by underground pipelines to utility customers throughout Oahu.

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

Liquefied Natural Gas (LNG):  LNG is transported to Hawaii in conventional intermodal cryogenic containers from the U.S. mainland. Hawaii Gas utilizes LNG to offset up to 30% of the naphtha used to produce SNG and to supply customers of the regulated utility on Oahu.

Renewable Natural Gas (RNG):  In August 2016, the City and County of Honolulu awarded Hawaii Gas a contract for offtake of approximately 800,000 BTUs per year of biogas from the Honouliuli Wastewater Treatment Plant commencing in late 2018. The business continues to evaluate a range of additional renewable feedstock sources including other waste water treatment plants, landfills and locally produced biomass.

Following is summary financial information for MIC Hawaii ($ in millions):

	As of, and for the Year Ended, December 31,
	2017	2016	2015
Revenue	$277.9	$233.9	$227.0
Net income	25.4	35.7	24.0
EBITDA excluding non-cash items(1)	60.6	62.8	60.1
Total assets	532.1	501.7	386.1

(1)	See “Business — Our Businesses” in Part I, Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in Part II, Item 7, for further information and a reconciliation of net income (loss) to EBITDA excluding non-cash items.

Strategy

Our MIC Hawaii businesses are pursuing a strategy that has four principal components:

1.	to lower the cost of energy in Hawaii in a safe and environmentally sustainable manner;
2.	to deploy capital to improve the security and reliability of energy in Hawaii;

MIC Hawaii — (continued)

3.	to increase and diversify the customers served by the businesses of MIC Hawaii; and
4.	to maintain positive relationships with regulators, government agencies, customers, the communities MIC Hawaii serves and other stakeholders.

Customers

The businesses of MIC Hawaii provide services to commercial, residential and governmental customers. MIC Hawaii does not depend on any single customer, the loss of which would have a material adverse effect on the business.

Utility Regulation

Hawaii Gas’ utility business is regulated by the Hawaii Public Utilities Commission (HPUC). The HPUC exercises broad regulatory oversight and investigative authority over all public utilities in Hawaii.

Rate Regulation.  The HPUC establishes the rates that Hawaii Gas can charge its utility customers via cost of service regulation. Although the HPUC sets the base rate for the gas sold by Hawaii Gas’ utility business, Hawaii Gas is permitted to pass through changes in its fuel costs by means of a monthly fuel adjustment charge.

Hawaii Gas’ utility rates are established by the HPUC in periodic rate cases typically initiated by Hawaii Gas. The business initiates a rate case by submitting a request to the HPUC for an increase in rates based upon, for example, increased costs related to providing services. Following initiation of the rate increase request and submissions by other intervening parties of their positions on the rate request, and potentially an evidentiary hearing, the HPUC issues a decision establishing the revenue requirements and the resulting rates that Hawaii Gas will be allowed to charge. On August 1, 2017, Hawaii Gas filed a general rate case application with the HPUC requesting an annual increase in regulated revenues of $15.0 million. To the extent that new rates are approved by regulators, we expect that interim rate increases, if any, could take effect in mid-2018.

Other Regulations.  In addition to regulating utility rates, the HPUC acts on requests for the acquisition, sale, disposition or other exchange of utility properties, including mergers and consolidations; acts on requests for financings; and approves material supply contracts.

Competition

Depending upon the end-use, Hawaii Gas competes with conventional and renewable electric generators as well as other gas providers. Electricity in Hawaii is generated by four electric utilities and various independent power producers. In addition, residential and some commercial customers in Hawaii have increased the rate at which they are installing distributed solar photovoltaic generating capacity.

Hawaii Gas’ Utility Business.  Hawaii Gas holds the only government franchise for utility gas services in Hawaii. This enables Hawaii Gas to utilize public easements for its pipeline distribution systems. This franchise also provides for the exclusive use of extensive below-ground distribution infrastructure that Hawaii Gas owns and maintains. Hawaii Gas competes on the basis of price, reliability and the energy preferences of its customers.

Hawaii Gas’ Non-Utility Business.  Hawaii Gas sells LPG in an unregulated market on the main islands of Hawaii. There are several other wholesale and small retail distributors that compete in the LPG market. Hawaii Gas believes it has a competitive advantage because of its established customer base, storage facilities, distribution network and reputation for reliable service.

MIC Hawaii — (continued)

Fuel Supply, SNG Plant and Distribution System

Fuel Supply

Hawaii Gas sources naphtha feedstock for its SNG plant from Par Hawaii Refining, LLC pursuant to a feedstock supply agreement in place through December 31, 2020. The majority of Hawaii Gas’ LPG is purchased from an off-island supplier with the remainder purchased from the local refineries. Hawaii Gas sources LNG from a U.S. West Coast supplier pursuant to a contract through July 2021. RNG is purchased from the City and County of Honolulu under a fixed rate contract through December 31, 2024.

SNG Plant and Distribution System (Utility Business)

Hawaii Gas processes and distributes SNG from a plant located west of the Honolulu business district. The life of the plant continues to be extended through routine maintenance and additional capital investments. A 22-mile transmission pipeline links the SNG plant to a distribution system at Pier 38 in south Oahu. From Pier 38, a pipeline distribution system consisting of approximately 900 miles of distribution and service pipelines transports gas to customers. On islands other than Oahu, LPG is distributed by direct deliveries from an off-island supplier by ship and by barge from Oahu to holding facilities or base-yards on those islands. It is then distributed via pipelines to utility customers. Approximately 90% of the Hawaii Gas pipeline system is on Oahu.

Distribution System (Non-Utility Business)

The non-utility business of Hawaii Gas provides LPG to customers on each of the main islands who are not connected to Hawaii Gas’ utility pipeline system. The majority of Hawaii Gas’ non-utility customers are on islands other than Oahu. LPG is transported to these islands by direct deliveries from an off-island supplier by ship and by barge from Oahu. Hawaii Gas also owns the infrastructure by which it distributes LPG to its customers, including harbor pipelines, trucks, several holding facilities and storage base-yards on Kauai, Maui and Hawaii.

Environmental Permits

The businesses of MIC Hawaii require environmental operating permits, the most significant of which are air and wastewater permits required for the Hawaii Gas SNG plant.

Employees

As of December 31, 2017, MIC Hawaii had 599 employees, of which 417 are subject to the terms of various collective bargaining agreements. We believe relationships with both union and non-union employees are good.

Consolidated

Our Employees

As of December 31, 2017, our consolidated businesses employed approximately 3,800 people, of which approximately 23% of these were subject to collective bargaining agreements. The MIC holding company does not have any employees.

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

ITEM 1A. RISK FACTORS

An investment in our shares involves a number of risks. The occurrence of any of these risks could have a significant or material adverse effect on our results of operations, cash flows or financial condition and could cause a corresponding decline in the market price of our shares.

Risks Related to Our Business Operations

Fluctuations in economic, equity and credit market conditions may have a material adverse effect on our results of operations, our liquidity or our ability to obtain credit on acceptable terms.

Should the economic, equity and credit market conditions, collectively or individually, become disrupted, our ability to raise equity or obtain capital, to repay or refinance credit facilities at maturity, pay significant capital expenditures, pay, maintain or grow dividends or fund growth may be costly and/or impaired. Our access to debt financing in particular will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to our industry, our credit history and credit capacity, as well as the historical performance of our businesses and lender perceptions of their and our financial prospects. In the event that we are unable to obtain debt financing, particularly as significant credit facilities mature, our internal sources of liquidity may not be sufficient.

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

Although our businesses tend to benefit from fundamental drivers of growth which are stable over time, we will attempt to augment that growth by finding, acquiring or developing, and integrating additional businesses. We anticipate that a significant portion of our future projected growth will be derived from inorganic sources which are contingent on our ability to successfully find and execute opportunities to deploy incremental capital. We may not find or acquire such opportunities on economically sensible terms. In addition, we may acquire businesses with financial reporting and control systems that are less sophisticated than ours. If we do make an acquisition, we may not be successful in integrating it into our portfolio and/or achieving the expected level of returns. If we invest capital in a development project, we may not be successful in the execution of the full project or in integrating it into our portfolio and/or achieving the expected level of performance. Failure to do any of these could result in higher indebtedness or expenses and/or in generating less cash flows than expected or generating growing amounts of cash flows at a slower than anticipated rate, either of which could result in a reduction in our share price.

Our inability to fully realize anticipated cost savings associated with implementation of shared services could negatively impact our business.

We have formed and staffed a shared service center that is providing common administrative functions, including payroll processing, health and benefit plan administration, information technology, procurement, tax, legal and certain finance and accounting functions to the businesses in our portfolio. If any of these shared service functions do not perform effectively, or if we fail to adequately monitor their performance, we may not be able to achieve expected cost savings or we may have to incur additional costs to correct errors made by such shared service functions and our reputation could be harmed. Depending on the function involved, such errors may also lead to business disruption, processing inefficiencies, effects on financial reporting, litigation or remediation costs. In addition, the concentration of processes in one shared service center means that any disruption at this facility could impact all or a substantial portion of our businesses. Any of these potential effects could have an adverse effect on our results of operations, cash flows and financial condition.

Decreasing the proportion of businesses in our portfolio that are not regulated or of a predominantly contracted nature increases the potential volatility in our financial results.

With the exception of our airport services business, our businesses generally possess characteristics including generally stable demand, long-term contracts, regulated operations and inflation linked revenue. Our airport services business generates revenue and cash flows in a way that is broadly reflective of the economic health of the country. To the extent we invest in or acquire or develop businesses with revenue and cash generating capacity that is similarly GDP sensitive or businesses that do not possess these characteristics, our financial results could become more volatile and our share price could decline as a result of an increase in the real or perceived risk.

If borrowing costs increase or if debt terms become more restrictive, the cost of refinancing and servicing our debt will increase, reducing our profitability and ability to freely deploy capital or pay dividends to stockholders.

The majority of our indebtedness matures within three to seven years. Refinancing this debt may result in substantially higher interest rates or credit margins or substantially more restrictive covenants. Each of these could limit operational flexibility or reduce dividends and/or distributions from our operating businesses to us, which would have an adverse impact on our ability to freely deploy capital and continue to pay, maintain or grow dividends to our stockholders. We cannot provide assurance that we or the other owners of any of our businesses will be willing or able to make capital contributions to repay some or all of the debt if required.

Our holding company level debt could adversely affect our results of operations, cash flows and financial condition, limit our operational and financing flexibility and negatively impact our business. As a holding company, we are dependent on the ability of our businesses to make distributions to us to pay our expenses, pay dividends and repay indebtedness.

At December 31, 2017, we had outstanding $752.5 million of convertible senior notes and had available a $410.0 million senior secured revolving credit facility (upsized to $600.0 million in January 2018), of which

$143.5 million was drawn. These holding company level debt instruments increase our interest payments and could have significant adverse effects on our business, including:

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

We expect to obtain the funds to pay our operating expenses, pay dividends and to repay our indebtedness primarily from our operating businesses. Our ability to meet our expenses and make these payments therefore depends on the future performance of our businesses, which will be affected by financial, business, economic and other factors, many of which we cannot control. Our businesses may not generate sufficient cash flow from operations in the future, which could result in our inability to repay indebtedness, pay, maintain or grow dividends or to fund other liquidity needs. As a holding company with no operations, we are dependent on the ability of our businesses to make distributions to us to pay our expenses, pay dividends and repay our indebtedness. In addition, the senior secured revolving credit facility is guaranteed by MIC Ohana Corporation, our direct, wholly owned subsidiary. MIC Ohana Corporation is a holding company whose only material asset is the capital stock of our other subsidiaries. If we do not have enough funds, we may be required to refinance all or part of our then existing debt, sell assets or borrow more funds, which we may not be able to accomplish on terms acceptable to us, or at all. In addition, the terms of existing or future debt agreements may restrict us from pursuing any of these alternatives.

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

Development and investment in our businesses involve various construction, operational and regulatory risks that could materially adversely affect our financial results.

The development, construction, operation and maintenance of our businesses involve various operational risks, which can include mechanical and structural failure, accidents, labor issues or the failure of technology to perform as anticipated. Events outside our control, such as economic developments, changes in fuel prices or the price of other feedstocks, governmental policy changes, demand for energy and the like, could materially reduce the revenues generated or increase the expenses of constructing, operating or maintaining our businesses. Degradation of the performance of our facilities may reduce our revenues. Unanticipated capital expenditures associated with maintaining, upgrading or repairing our facilities may reduce profitability. We may also choose or be required to decommission a project or other asset. The decommissioning process could be protracted and result in the incurrence of significant financial and/or regulatory obligations or other uncertainties.

Our businesses may also face construction risks typical for infrastructure businesses, including, without limitation:

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

Such developments could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent completion of construction activities once undertaken. Construction costs may exceed estimates for various reasons, including inaccurate engineering and planning, labor and building material costs in excess of expectations and unanticipated problems with project start-up. Such unexpected increases may result in increased debt service costs and funds being insufficient to complete construction. Our facilities under development may receive little or no cash flow through the date of completion of development and may experience operating deficits after the date of completion. In addition, market conditions may change during the course of development that make such development less attractive than at the time it was commenced. Any events of this nature could severely delay or prevent the completion of, or significantly increase the cost of, the construction. In addition, there are risks inherent in the construction work which may give rise to claims or demands against us from time to time. Delays in the completion of any project may result in lost revenues or increased expenses.

We rely on third-party suppliers and contractors when developing our projects. The failure of those third parties to perform could adversely affect our results of operations, cash flows and financial condition.

We source engines, boilers, chillers, cogeneration systems, photovoltaic modules and other complex components from third-party suppliers and engage third-party contractors for the construction of power projects. We typically enter into contracts with our suppliers and contractors on a project-by-project basis and do not maintain long-term contracts with our suppliers or contractors. Therefore, we are generally exposed to price fluctuations and availability of products and components sourced from our suppliers and construction services procured from our contractors. In light of changing market dynamics and government policies, the price and availability of certain products have been subject to significant volatility in recent years. Increases in the prices of products and components, decreases in their availability, fluctuations in construction, labor and installation costs, or changes in the terms of our relationships with our suppliers and contractors may increase the cost of procuring equipment and engaging contractors and hence materially adversely affect our results of operations, cash flows and financial condition.

Furthermore, the delivery of defective products or construction services by our suppliers or contractors which are otherwise not in compliance with contract specifications, or the late supply of products or construction services, may cause construction delays or projects that fail to adhere to our quality and safety standards, which could have a material adverse effect on our business, results of operations, cash flows and financial condition.

Finally, we rely on third party contractors to help us develop new projects. If these contractors do not fulfill their contractual obligations we could incur additional expenses or lose part of the capital we invested in these new facilities.

Warranties provided by our suppliers and contractors may be limited or insufficient to compensate our losses, or may not cover the nature of our losses incurred.

We expect to benefit from various warranties, including product quality and performance warranties, provided by our suppliers and contractors. These suppliers and contractors, however, may file for bankruptcy, cease operations or otherwise become unable or unwilling to fulfill their warranty obligations. Even if a supplier fulfills its warranty obligations, the warranty may not be sufficient to compensate us for all of our losses. In addition, the warranty period generally expires several years after the date that the equipment is delivered or commissioned and is subject to liability limits. Where damages are caused by defective products provided by our suppliers or construction services delivered by our contractors, our suppliers or contractors may be unable or unwilling to perform their warranty obligations as a result of their financial condition or otherwise, or if the warranty period has expired or a liability limit has been reached, there may be a reduction or loss of warranty protection for the affected projects, which could have a material adverse effect on our business’ result of operations, cash flows and financial condition.

We are dependent on certain key personnel, and the loss of key personnel, or the inability to retain or replace qualified employees, could have an adverse effect on our consolidated businesses, results of operations, cash flows and financial condition.

We operate our consolidated businesses on a stand-alone basis, relying on existing management teams for day-to-day operations. Consequently, our operational success, as well as the success of our internal growth strategy, will be dependent on the continued efforts of the management teams of our consolidating businesses, who have extensive experience in the day-to-day operations of these businesses. Furthermore, we will likely be dependent on the operating management teams of businesses that we may acquire in the future. The loss of key personnel, or the inability to retain or replace qualified employees, could have an adverse effect on our business, results of operations, cash flows and financial condition.

Prolonged work stoppages by employees who are subject to a collective bargaining agreement could adversely affect our financial position.

As of December 31, 2017, approximately 23% of our businesses’ employees were covered by collective bargaining agreements. These agreements have staggered expirations over the next several years. Although we believe our employee relations to be generally good, a prolonged work stoppage, strike or other slowdown at any facility with union employees could significantly disrupt our operations and could have a material adverse effect on our business, results of operations, cash flows or financial condition. In addition, we cannot ensure that upon the expiration of existing collective bargaining agreements, new agreements will be reached without union action or that any such new agreements will be on terms satisfactory to us. Any renegotiation of labor agreements could significantly increase our costs for wages, healthcare and other benefits.

We own, and may acquire in the future, investments in which we share voting control and, consequently, our ability to exercise significant influence over the business may be limited.

While it is our preference to own or control our businesses or to be able to exercise significant influence over our investments, including with respect to the timing and amount of distributions to us from those businesses, we may in some cases find the potential economic benefits of owning less than a controlling interest to be compelling. In such cases, we will attempt to co-invest with like-minded individuals/organizations. However, there can be no certainty that our interests with such co-investor(s) will always be aligned or that we will always be in a position to determine the amount and timing of distributions from such investments.

Our ability to influence a joint venture business is typically governed by (and may be limited to) our rights under a stockholders’ agreement. We may not directly manage the day-to-day operations of a joint venture, and we may not be provided with notice of material events with respect to such joint venture businesses (including, without limitation, potential liabilities for environmental, health and safety matters) in as timely a manner and with the same level of detail as we would if we were in such a day-to-day management role.

If we do not manage the day-to-day operations of a joint venture, we may not have complete visibility into operational and financial systems, controls or processes, including among others, as they relate to environmental, health and safety measures. We may not be able to evaluate whether such financial, operational, or environmental, health and safety systems or controls are sufficiently robust or executed appropriately.

Our businesses are subject to environmental risks that may impact our future profitability.

Our businesses (including businesses in which we invest) are subject to numerous statutes, rules and regulations relating to environmental protection. Atlantic Aviation is subject to environmental protection requirements relating to the storage, transport, pumping and transfer of jet fuel. Hawaii Gas is subject to risks and hazards associated with the refining, handling, storage and transportation of combustible products. The occurrence of any or all of these risks could result in substantial losses due to personal injury, loss of life, damage or destruction of property and equipment and environmental damage. Any losses we face could be greater than insurance levels maintained by our businesses, and could have an adverse effect on their and our financial results. In addition, disruptions to physical assets could reduce our ability to serve customers and adversely affect sales and cash flows.

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

IMTT owns a number of properties that have been subject to environmental contamination in the past and require remediation for which IMTT is liable. These remediation obligations exist principally at IMTT’s Bayonne and Lemont facilities and could cost more than anticipated or could be incurred earlier than anticipated, or both. In addition, IMTT may discover additional environmental contamination at its Bayonne, Lemont or other facilities that may require remediation at significant cost to IMTT. Further, the past contamination of the properties owned by IMTT, including by former owners or operators of such properties, could result in remediation obligations, personal injury, property damage, environmental damage or similar claims by third parties.

We may also be required to address other prior or future environmental contamination, including soil and groundwater contamination that results from the spillage of fuel, hazardous materials or other pollutants. Under various federal, state, local and foreign environmental statutes, rules and regulations, a current or previous owner or operator of real property may be liable for noncompliance with applicable environmental and health and safety requirements and for the costs of investigation, monitoring, removal or remediation of hazardous materials. These laws often impose liability, whether or not the owner or operator knew of, or was responsible for, the presence of hazardous materials. Persons who arrange for the disposal or treatment of hazardous materials may also be liable for the costs of removal or remediation of those materials at the disposal or treatment facility, whether or not that facility is or ever was owned or operated by that person and whether or not the original disposal or treatment activity accorded with all regulatory requirements. The presence of hazardous materials on a property could result in personal injury, loss of life, damage or destruction of property and equipment, environmental damage and/or claims by third parties that could have a material adverse effect on our result of operations, cash flows and financial condition.

Our income may be affected adversely if additional compliance costs are required as a result of new safety, health or environmental regulation.

Our businesses are subject to federal, state and local safety, health and environmental laws and regulations. These laws and regulations affect all aspects of their operations and are frequently modified. There is a risk that any one of our businesses may not be able to comply with some aspect of these laws and regulations, resulting in fines or penalties. Additionally, if new laws and regulations are adopted or if interpretations of existing laws and regulations change, we could be required to increase capital spending and/or incur increased operating expenses in order to comply. Because the regulatory environment frequently changes, we cannot predict when or how we may be affected by such changes. Environmental emissions and other compliance testing technologies continue to improve, which may result in more stringent, targeted environmental regulations and compliance obligations in the future, for example at IMTT, the costs of which could be material and adversely affect our results of operations, cash flows and financial condition.

Our businesses are dependent on our relationships, on a contractual and regulatory level, with government entities that may have significant leverage over us. Government entities may be influenced by political considerations to take actions adverse to us.

Our businesses generally are, and will continue to be, subject to substantial regulation by governmental agencies. In addition, our businesses rely on obtaining and maintaining government permits, licenses, concessions, leases or contracts. Government entities, due to the wide-ranging scope of their authority, have significant leverage over us in their contractual and regulatory relationships with us that they may exercise in a manner that causes us delays in the operation of our businesses or pursuit of our strategy, or increased administrative expense. Furthermore, government permits, licenses, concessions, leases and contracts are generally very complex, which may result in periods of non-compliance, or disputes over interpretation or enforceability. If we fail to comply with these regulations or contractual obligations, we could be subject to monetary penalties or we may lose our rights to operate the affected business, or both. Where our ability to operate a business is subject to a concession or lease from government entities, the concession or lease may restrict our ability to operate the business in a way that maximizes cash flows and profitability. Further, our ability to grow our current and future businesses will often require consent of numerous government regulators. Increased regulation restricting the ownership or management of U.S. assets by non-U.S. persons, given the non-U.S. ultimate ownership of our Manager, may limit our ability to pursue acquisitions. Any such regulation may also limit our Manager’s ability to continue to manage our operations, which could cause disruption to our businesses and a decline in our performance. In addition, any required government consents may be costly to seek and we may not be able to obtain them. Failure to obtain any required consents could limit our ability to achieve our growth strategy.

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

Many of our contracts, especially those with government entities or quasi-governmental entities are long-term contracts. These long-term contracts may be difficult to replace if terminated. In addition, buy-out or other early termination provisions could adversely affect our results of operations, cash flows and financial condition if exercised before the end of the contract.

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

Failure to comply with government regulations could result in contract terminations or we may be unable to enter into future government contracts.

We enter into government contracts, from time to time, which are subject to various uncertainties, restrictions and regulations, which could result in withholding or delay of payments. In addition, government contracts are subject to specific regulations as well as various statutes related to employment practices, environmental protection, recordkeeping and accounting. These laws impact how we transact business with governmental clients and, in some instances, impose significant costs on business operations. If we fail to comply with any of these regulations, requirements or statutes, our existing government contracts could be terminated, and we could be temporarily suspended or even barred from government contracting or subcontracting. If one or more of our government contracts are terminated or if we are suspended or barred from government contract work, or if payment of our cost is disallowed, we could suffer a significant reduction in expected revenue and profits.

Unfavorable publicity or public perception of the industries in which we operate could adversely impact our operating results and our reputation.

Accidents and incidents involving the aviation industry, particularly those involving the airports and heliport at which we operate, whether or not directly related to our Company’s services, and the media coverage thereof, can adversely impact our Company’s reputation and the demand for our services. Similarly, negative publicity or public perception of the energy-related industries in which we operate, including through media coverage of environmental contamination and climate change concerns, could reduce demand for our services and harm our reputation. Any reduction in demand for the services our businesses provide or damage to our reputation could have a material adverse effect on our results of operations, cash flows and financial condition and business prospects.

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

A period of low energy prices, or what has been characterized as an “oil” or “energy” glut, may not drive an increase in economic activity and capital investment. If instead it constrains growth in economic activity and capital investment, and/or results in an economic slow down, demand for products and services provided by our airport services and/or bulk liquid terminal businesses may flatten or decline. A decline in the performance of these businesses could result in a decline in the value of our shares.

Fluctuations in commodity prices could adversely impact revenue, cost of services/goods sold and gross margin at our businesses.

Revenue at our Atlantic Aviation and Hawaii Gas businesses is generated primarily from the re-sale of a commodity. Accordingly, we may not be able to pass through all or any of the fluctuations to customers on a real time basis.

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

The discovery and development of new and unconventional energy sources in the U.S. may drive changes in related energy product logistics chains. The location and exploitation of these new energy sources could result in the dislocation of certain portions of some of our businesses. Either or both of these changes in energy supply chain logistics or trends toward increased conservation could reduce demand for our products and services and could adversely affect our results of operations, cash flows and financial condition.

Each of our businesses experience a measure of seasonality and such seasonality may cause fluctuations in our results of operations.

Although our businesses tend to produce stable financial results owing to a preponderance of contracted/concession based revenues and the provision of generally essential services, each operates in an environment which can generate seasonal variations in results. Our bulk liquid terminals business may generate incrementally more cash during cold weather months as a result of increased heating, thruput of certain products such as heating oil or the reduction in maintenance expenses. Our aviation services business may generate relatively more cash during cold weather months as a result of increased GA traffic into bases in Florida and intermountain West. Our BEC gas power facility generates more cash during periods of extreme temperature. Our solar facilities may generate incrementally more cash during summer months when the number of daylight hours increases. Our gas production and distribution business may generate incrementally more cash during the peak tourism periods in Hawaii between mid-December and the end of March and from mid-June through mid-September. To the extent that our businesses collectively appear to generate more cash flows in the first quarter of the year, such performance, if annualized, could result in an overly optimistic estimate of the value of our shares.

Security breaches or interruptions in our information systems, or the loss or misappropriation of confidential information could materially adversely affect our business.

We rely on information technology networks and systems to process, transmit and store electronic information used to operate our businesses, make operational decisions and manage inventory. We also share certain information technology networks with our Manager and we use third party information technology service providers. The information technology we use, as well as the information technology systems used by our Manager and third party providers, could be vulnerable to security breach, damage or interruption from computer viruses, cyber-attacks, cyber terrorism, natural disasters or telecommunications failures. If our technology systems, or those of the Manager or third party providers, were to fail or be breached and we were unable to recover in a timely manner, we may be unable to fulfill critical business functions and confidential data could be compromised, we may incur substantial repair or replacement costs, and our reputation could be damaged, any of which could have a material adverse effect on our business, results of operations, cash flows and financial condition.

We transmit confidential credit card information by way of secure private retail networks and rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission and storage of confidential information, such as customer credit card information. Any material failure by us to achieve or maintain compliance with the Payment Card Industry security requirements or to rectify a security issue may result in fines and the imposition of restrictions on our ability to accept credit cards as a form of payment. Any loss, disclosure or misappropriation of, or access to, customers’, employees’ or business partners’ information or other breach of our information security can result in legal claims or legal proceedings, including regulatory investigations and actions, may have a negative impact on our reputation, could result in loss of customers, could lead to regulator enforcement actions against us, and could materially adversely affect our business, results of operations, cash flows and financial condition.

Climate change, climate change regulations and greenhouse effects may adversely impact our operations and markets.

Climate change is receiving increased attention and the outcome of federal and state actions to address global climate change could result in significant new regulations, additional changes to fund energy efficiency activities or other regulatory actions. These actions could increase the costs of operating our businesses, reduce the demand for our products and services and impact the prices we charge our customers, any or all of which could adversely affect our results of operations. In addition, climate change could make severe weather events more frequent, which would increase the likelihood of capital expenditures to replace damaged physical property at our businesses.

Policies at the national, regional and state levels to regulate greenhouse gas emissions, as well as climate change, could adversely impact our results of operations, cash flows and financial condition.

Hazards customary to the power production industry include the potential for unusual weather conditions, which could affect fuel pricing and availability, as well as route to market or access to customers through transmission and distribution lines or to critical plant assets. To the extent that climate change contributes to the frequency or intensity of weather-related events, our operations could be affected.

Restrictions on emissions of methane or carbon dioxide that may be imposed could adversely impact the demand for, price of, and value of our products and reserves. As our operations also emit greenhouse gases directly, current and future laws or regulations limiting such emissions could increase our own costs. Future laws or regulations addressing greenhouse gas emissions could adversely impact our businesses.

CP operates generating units in New Jersey that are not subject to the Regional Greenhouse Gas Initiative (RGGI), which is a regional cap and trade system. Future state-level legislative changes may result in generating units in New Jersey being subject to RGGI. These new rules could adversely impact CP’s results of operations, cash flows and financial condition.

Changes or new financial accounting standards may cause us to alter the reporting of our results or operations or cause us to change business practices.

Financial accounting standards are promulgated by the Financial Accounting Standards Board (FASB), and interpreted by the SEC and various regulatory bodies formed to interpret, modify and/or create new accounting policies. Changes in those policies can have a significant effect on our reported results of operations, cash flows and financial condition and may affect our reporting, in particular our reporting related to transactions completed prior to implementation of policy.

We may face greater exposure to terrorism than other companies because of the nature of our businesses.

Our businesses may face greater risk of terrorist attack than other businesses, particularly our operations within the immediate vicinity of metropolitan and suburban areas. Because our businesses provide basic or essential services relied on by many people, our facilities may be at greater risk for terrorism attacks than other businesses, which could affect our operations significantly. Any terrorist attacks that occur at or near our business locations would be likely to cause significant harm to our employees and assets. In recent years, insurers have significantly reduced the amount of insurance coverage available for liability to persons other than employees or passengers for claims resulting from acts of terrorism, war or similar events. A terrorist attack that makes use of our property, or property under our control, may result in liability far in excess of available insurance coverage. In addition, any terrorist attack, regardless of location, could cause a disruption to our business and a decline in earnings. Furthermore, such an attack would likely result in an increase in insurance premiums and a reduction in coverage and could reduce profitability.

Risks Related to IMTT

IMTT’s business is dependent on the demand for bulk liquid terminals capacity in the locations where it operates.

Demand for IMTT’s bulk liquid terminal services is largely a function of demand for chemical, petroleum and vegetable and tropical oil products and the extent to which such products are imported into and/or exported out of the U.S. Demand for chemical, petroleum and vegetable and tropical oil products is influenced by a number of factors, including economic conditions, growth in the economy, the absolute and relative pricing of chemical, petroleum and vegetable and tropical oil products and their substitutes. Import and export volumes of these products to and from the U.S. are influenced by demand and supply imbalances in the U.S. and overseas, the cost of producing chemical, petroleum and vegetable and tropical oil products domestically versus overseas and the cost of transporting the products between the U.S. and overseas destinations.

Global demand for heavy oils has declined in recent years, and the demand for light transportation fuels, tropical oils and vegetable oils has increased. In addition, recent backwardation (meaning the futures prices for commodities are below the current, or spot, prices) has reduced the demand for storage by commodities traders. These trends have had, and are expected to continue to have, an adverse impact on the demand for IMTT's services. If IMTT is unable to successfully repurpose some of its capacity to accommodate the products for which demand is high, increase supply chain efficiencies and upgrade certain other capabilities to enhance service, the demand for IMTT's services may materially decrease and IMTT's results of operations, cash flows and financial condition may be materially adversely affected.

In addition, changes in government regulations that affect imports and exports of bulk chemical, petroleum, renewable fuels and vegetable and tropical oil products, including the imposition of surcharges or taxes on imported or exported products, could adversely affect import and export volumes to and from the U.S. A reduction in demand for bulk liquid terminals, particularly in New York Harbor or the Lower Mississippi River, as a consequence of lower demand for, or imports/exports of, chemical, petroleum or vegetable and tropical oil products, could lead to a decline in storage rates and tankage volumes leased out by IMTT and adversely affect IMTT’s revenue and profitability and the distributions it makes to us.

IMTT’s business could be adversely affected by a substantial change in bulk liquid terminal or refining capacity or demand in the locations where it operates or in other alternative or substitute locations.

An increase in available bulk liquid terminal capacity in excess of growth in demand for such storage in the key locations in which IMTT operates, such as New York Harbor and the Lower Mississippi River, or in Houston or other parts of the Gulf Coast could result in overcapacity and a decline in storage rates and tankage volumes leased out by IMTT. This could adversely affect IMTT’s revenue and profitability and the distributions it makes to us.

Demand for products at IMTT’s terminal locations may also drive pricing and utilization. Demand may be influenced by a range of factors including changes in petroleum product supply for demand patterns, forward-price structure, financial market conditions, regulations or other factors.

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

Lower oil prices may negatively impact certain IMTT customers and cause them to seek to renegotiate contract pricing or storage capacity in order to reduce operating costs. Low oil prices may also result in a lower level of growth capital deployment by IMTT as its customers may not require additional storage or logistics assets and this may limit IMTT’s future growth. IMTT’s customer base includes large, multinational oil companies. If oil prices remain low or decline further, one or more of these companies could cease operations or be consolidated. This could result in a loss of customers and/or a consolidation among customers and may reduce IMTT’s revenue or concentrate counterparties to the point where the loss of any one could be material to the performance or prospects of the business.

IMTT’s agreements may be terminated or expire at the end of the current term upon requisite notice or renewed on different terms. If one or more of the current agreements is terminated and IMTT is unable to secure comparable alternative arrangements, its results of operations, cash flows and financial condition may be adversely affected.

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

Recent trends in the demand for certain products stored at IMTT’s facilities, as well as recent pricing trends in the commodities futures markets, have had, and are expected to continue to have, an adverse impact on the demand for IMTT's services. See risk factor “IMTT's business is dependent on the demand for bulk liquid terminals capacity in the locations where it operates” above. If IMTT is unable to successfully repurpose some of its capacity and upgrade certain of its other capabilities to address these trends, the level of contract renewals by IMTT customers may materially decrease, which may have a material adverse effect on IMTT's results of operations, cash flows and financial condition.

IMTT could incur significant costs and liabilities in responding to contamination that occurs at its facilities.

There is risk of incurring significant environmental costs and liabilities in IMTT’s operations due to its handling of petroleum chemicals, hazardous substances and wastes, because of air emissions, water discharges and waste practices related to its operations, and as a result of historical operations and waste disposal practices of prior owners of IMTT’s facilities. IMTT’s pipeline and terminals have been used for transportation, storage and distribution of crude oil, refined petroleum products and chemicals for several decades. Although IMTT has utilized operating and disposal practices that were standard in the industry at the time, refined petroleum products or crude oil, chemicals, hazardous substances and wastes from time to time have been spilled or released on or under the terminal properties.

In addition, the terminal properties that were previously owned and operated by other parties and those parties from time to time also may have spilled or released refined petroleum products or crude oil, chemicals, hazardous substances or wastes. The terminal properties are subject to federal, state and local laws that impose investigatory, corrective action and remedial obligations, some of which are joint and several or strict liability obligations without regard to fault, to address and prevent environmental contamination. IMTT may incur significant costs and liabilities in responding to any soil and groundwater contamination that occurs on its properties, even if the contamination was caused by prior owners and operators of its facilities. IMTT may not be able to recover some or any of these costs from insurance or other sources of contractual indemnity. To the extent that the costs associated with meeting any or all of these requirements are substantial and not adequately provided for, there could be a material adverse effect on IMTT’s business, results of operations, cash flows and financial condition.

IMTT may incur significant costs and liabilities in complying with environmental and occupational health and safety laws and regulations.

IMTT’s operations involve the transportation and storage of petroleum, chemical and vegetable and tropical oil products which are subject to federal, state, and local laws and regulations governing release of materials and vapors into the environment, occupational health and safety aspects of our operations, and otherwise relating to the protection of the environment. Compliance with this array of federal, state, and local laws and regulations is difficult and may require significant capital expenditures and operating costs to mitigate or prevent pollution. Moreover, IMTT’s business is subject to spills, discharges or other releases of petroleum or chemical products or other hazardous substances or wastes into the environment and neighboring areas, in which events joint and several, strict liability may be imposed against us under certain environmental laws for costs required to remediate and restore affected properties, for claims made by neighboring landowners and other third parties for personal injury, natural resource and property damages, and for costs required to conduct health studies. Failure to comply with applicable environmental, health, and safety laws and regulations may result in the assessment of sanctions, including fines, administrative, civil or criminal penalties, and permit revocations, the imposition of investigatory, corrective action, or remedial obligations and the issuance of injunctions limiting or prohibiting some or all of IMTT’s operations.

New laws and regulations, amendment of existing laws and regulations, increased government enforcement or other developments could require IMTT to make additional expenditures. Many of these laws and regulations are becoming increasingly stringent, and the cost of compliance with these requirements can be expected to increase over time. IMTT is not able to predict the impact of new or changed laws or regulations or how such legal requirements are interpreted or enforced, but any such expenditures or costs for environmental and occupational health and safety compliance could have a material adverse effect on its results of operations, cash flows and financial condition.

IMTT’s business involves hazardous activities and is partly located in a region with a history of significant adverse weather events and is potentially a target for terrorist attacks. We cannot assure that IMTT is, or will be in the future, adequately insured against all such risks.

The transportation, handling and storage of petroleum, chemical and vegetable and tropical oil products are subject to the risk of spills, leakage, contamination, fires and explosions. Any of these events may result in loss of revenue, loss of reputation or goodwill, fines, penalties and other liabilities. In certain circumstances, such events could also require IMTT to halt or significantly alter operations at all or part of the facility at which the event occurred. IMTT carries insurance to protect against most of the accident-related risks involved in the conduct of the business; however, the limits of IMTT’s coverage mean IMTT cannot insure against all risks. Losses from terrorism or acts of war, which results in significant damage to one or more of IMTT’s major facilities, may have a negative impact on IMTT’s future cash flow and profitability and the distributions it makes to us. Further, future losses sustained by insurers during hurricanes and storms in the U.S. Gulf and Northeast regions may result in lower insurance coverage and/or increased insurance premiums for IMTT’s properties.

Many of IMTT’s facilities have been in service for several decades. Costs of maintaining those facilities could adversely affect IMTT’s results of operations.

IMTT’s terminals are generally long-lived assets. Some of those assets have been in service for several decades. The age and condition of these terminals could result in increased maintenance or remediation expenditures and an increased risk of product releases and associated costs and liabilities. Any significant increase in these expenditures, costs or liabilities could materially adversely affect IMTT’s results of operations, cash flows and financial condition.

IMTT’s business is subject to federal, state and local laws and regulations that govern the product quality specifications of the products that it stores or handles. Changes in these regulations could impose costs on IMTT that would adversely affect its results of operations, cash flows and financial condition.

Petroleum and other products that IMTT stores and handles are consumed in various end markets. Various federal, state and local agencies have the authority to prescribe specific product quality specifications for commodities sold into the public market. Changes in product quality specifications or blending requirements could reduce IMTT’s revenue, require IMTT to incur additional costs or require capital expenditures. If IMTT is unable to recover these costs through increased revenue, its cash flows could be adversely affected.

IMTT’s business could be adversely affected by the insolvency or loss of large customers.

As of December 31, 2017, IMTT’s ten largest customers by revenue generated approximately 50% of its revenue. The loss of one or more of these customers for any reason, including, but not limited to, insolvency, industry consolidation or deconsolidation or changes in market conditions, could result in a reduction in storage capacity utilization in the event such capacity is not leased to other customers and may adversely affect IMTT’s revenue and profitability and the distributions it makes to us.

Risks Related to Atlantic Aviation

Deterioration in the economy in general or in the aviation industry that results in less air traffic at airports that Atlantic Aviation services would have a material adverse impact on our business.

A large part of the business’ revenue is derived from fueling and other services provided to GA customers and, to a lesser extent, commercial, freight and military flights. An economic downturn could reduce the level of air travel, adversely affecting Atlantic Aviation as GA travel is primarily a function of economic activity. Consequently, during periods of financial market dislocation, FBO customers may be more likely to curtail air travel.

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

Atlantic Aviation may experience negative impacts to its results of operations due to a deterioration in the level of domestic and international financial markets activity. A deterioration in either equity or credit markets and its impact on the volume or value of debt or equity issuances and/or merger and acquisition activity may cause GA activity to decline and consequently impact our results of operations, cash flows and financial condition.

Atlantic Aviation is subject to a variety of competitive pressures, and the actions of competitors may have a material adverse effect on its revenue, market share, and fuel margins, causing a decline in the profitability of that business.

FBO operators at a particular airport compete based on a number of factors, including location of the facility relative to runways and street access, service, value added features, reliability and price. Many of Atlantic Aviation’s FBOs compete with one or more FBOs at their respective airports and with FBOs at nearby airports. Furthermore, leases related to FBO operations may be subject to competitive bidding at the end of their term. Some present and potential competitors may have or may obtain greater financial and marketing resources than Atlantic Aviation, which may negatively impact Atlantic Aviation’s ability to compete at each airport or for lease renewal. Some competitors may aggressively or irrationally price their bids for airport leases, which may limit the business’ ability to grow or renew its portfolio. Excessive price discounting may cause fuel volume and market share decline, potential decline in hangar rentals and de-icing and may result in increased margin pressure, adversely affecting the profitability of this business.

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

Atlantic Aviation generates revenue pursuant to leases granted by airport authorities. Airport authorities may choose at the expiration of the current lease to not renew the lease at all or to only renew the lease on terms which are economically unfavorable to Atlantic Aviation. In addition, airport authorities may require Atlantic Aviation to participate in a bidding process to renew a lease, which could require unanticipated capital spending and could divert management’s attention during the pendency of the process. The loss or modification of any of Atlantic Aviation’s airport leases could adversely impact its results of operations, cash flows and financial condition.

The termination for cause or convenience of one or more of the FBO leases would damage Atlantic Aviation’s operations significantly.

Atlantic Aviation’s revenue is derived from long-term leases granted by airport authorities on 70 airports in the U.S. If Atlantic Aviation defaults on the terms and conditions of its leases, including upon insolvency, the relevant authority may terminate the lease without compensation. In this case, Atlantic Aviation would then lose the income from that location and potentially the expected returns from prior capital expenditures. Such an event could have a material adverse effect on Atlantic Aviation’s results of operations, cash flows and financial condition.

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

Completing acquisitions, expansions or developments are subject to a number of conditions, and we may not complete such transactions on a timely basis or at all, which could have an adverse effect on the business and results of operations, cash flows and financial condition.

FBO industry participants are often smaller, private companies with less sophisticated information systems and financial reporting and control capabilities. If we complete the acquisitions, we may be unable to integrate the assets into our existing operations on a timely basis or to achieve expected efficiencies. The integration could be expensive and could be time consuming for our management.

We may not be able to achieve anticipated levels of financial performance at the acquired FBO within our expected time frames or at all. Atlantic Aviation may incur additional indebtedness to fund future acquisitions, expansions or developments. This increased level of indebtedness will increase interest expense and could reduce funds available for reinvestment or distribution to us.

Deterioration of GA air traffic at airports where Atlantic Aviation operates would decrease Atlantic Aviation’s ability to refinance or service its debt.

As of December 31, 2017, Atlantic Aviation had total long-term debt outstanding of $648.0 million, consisting of $390.0 million in term loan debt and $258.0 million drawn on its senior secured revolving credit facility. The terms of these debt arrangements require compliance with certain operating and financial covenants. The ability of Atlantic Aviation to meet its respective debt service obligations and to refinance or repay their outstanding indebtedness will depend primarily upon cash flows generated by this business.

Reductions in U.S. military spending could result in a reduction in demand for services provided by Atlantic Aviation at certain airports in the U.S.

The U.S. military operates aircraft that are serviced at Atlantic Aviation FBOs. Cuts in U.S. military spending, to the extent they result in a reduction in the number of flights by military aircraft, could reduce revenue and gross margin at Atlantic Aviation.

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

The power and energy sectors are the subject of substantial and complex laws, rules and regulations. These regulators include the FERC, which has jurisdiction over the transmission and wholesale sale of electricity in interstate commerce and over the transportation, storage and certain sales of natural gas in interstate commerce, including the rates, charges and other terms and conditions for such services and the NERC, the purpose of which is to establish and enforce reliability standards applicable to all users, owners and operators of the bulk power system. The wholesale power markets are also subject to regulation by independent system operators, such as the NYISO, regional transmission operators and various state and local authorities. Changes in generation capacity requirements or other components of wholesale market design or other changes in regulation by these governmental agencies could adversely impact demand for the services provided by our CP businesses, and could adversely affect the prices our CP businesses are able to receive for such services. Significant changes in demand or price could adversely affect the results of operations, cash flows and financial condition at our CP businesses.

Some of our generating capacity and certain associated attributes of those facilities are not contracted and the price at which we can sell electricity, capacity and related services may be adversely effected by price fluctuations in the wholesale power and energy markets.

Market prices for electricity, capacity and ancillary services are unpredictable and may fluctuate substantially. Unlike most other commodities, power can only be stored on a very limited basis and generally must be produced concurrently with its use. As a result, power prices are subject to significant volatility due to supply and demand imbalances, especially in the day-ahead and spot markets. Similarly, capacity market pricing is impacted by a variety of factors including supply and demand imbalances and administratively set parameters which can drive period to period volatility. CP’s results of operations, cash flows and financial condition may be negatively affected by lower prices for wholesale electricity, capacity and related products.

Generation underperformance at individual projects within CP could lead to financial penalties or contract terminations under existing off-take agreements.

Four solar projects and one wind project have minimum production clauses included in their respective PPAs or subscription agreements. These minimum production levels are specified in each respective contract. Failure to meet these minimum production levels, could result in liquidated damages, other financial penalties, or contract termination.

BEC participates in the NYISO Installed Capacity Market, directly realizing capacity payments associated with the 37.5% untolled portion of BEC’s plant capacity. Failure to perform when called upon to do so by the system operator could result in penalties and other obligations as determined by the NYISO.

These liquidated damages or penalties could have a negative impact on the result of operations, cash flows and financial condition of the projects and their ability to comply with their respective debt covenant obligations.

The ownership and operation of our BEC facility exposes us to certain risks and hazards that could have an adverse effect on our revenues and results of operations and we may not have adequate insurance to cover these risks and hazards.

BEC connects to a 6.5 mile, 345-kilovolt submarine power line under the New York Harbor connecting with a Consolidated Edison substation in Brooklyn, New York.

In addition to natural risks such as earthquake, flood, lightning, hurricane and wind, the generation of power by BEC and its transmission of power from Bayonne to Brooklyn via the submarine cable, and its supply of fuel via natural gas laterals and tank-stored fuel oil exposes us to other hazards such as fire, explosion, structural collapse, equipment failure and other unplanned outages both in respect of BEC and our adjacent Bayonne operations at IMTT. The occurrence of any of these events may result in our being named as a defendant in lawsuits asserting claims for substantial damages, including for environmental cleanup costs, personal injury and property damage and fines and/or penalties. At a minimum, the occurrence of any of these events may result in a significant interruption to business operations, potentially for extended periods, which could have a material adverse effect on CP’s result of operations, cash flows and financial condition.

While we maintain an amount of insurance protection that we consider adequate, we cannot provide any assurance that this insurance will be sufficient or effective under all circumstances and against all hazards or liabilities to which we may be subject to. A successful claim for which our Company is not fully insured could hurt our financial results and materially harm our financial condition. Further, due to rising insurance costs and changes in the insurance markets, we cannot provide any assurance that this insurance coverage will continue to be available at all or at rates or on terms similar to those presently available. Any losses not covered by insurance could have a material adverse effect on our results of operations, cash flows and financial condition.

As part of our acquisition of BEC, we announced our intention to add incremental generating capacity on land owned by our IMTT business adjacent to the existing facility. While we have received reports indicating that the existing submarine cable is capable of transmitting both the existing and incremental electricity to Brooklyn, BEC has not historically operated at this capacity. If we are not able to transmit some or all of the expected incremental power via the existing cable, it could have a material adverse effect on CP’s results of operations, cash flows and financial condition.

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

We are exposed to the risk of fuel price volatility and interruptions in supplies and our failure to have adequate contingencies in place could have an adverse impact on our results of operations, cash flows and financial condition.

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

The generation of electricity from our wind and solar facilities is dependent on meteorological conditions. If conditions are unfavorable, CP’s facilities may underperform which could materially adversely affect CP’s results of operations, cash flows and financial condition.

CP’s wind and solar facilities are dependent on the available wind and solar resources. Historical solar insolation and wind speed data, combined with computer modeling, is used to project expected power generation. Actual conditions are beyond our control and may vary substantially from our projections. If actual conditions cause material underperformance, CP’s result of operations, cash flows and financial condition may be materially adversely affected. This may cause a default under some or all of CP’s debt facilities and/or limit CP’s ability to pay distributions to MIC.

We may not be able to replace expiring PPAs or tolling agreements with contracts on similar terms. If we are unable to replace an expired contract with an acceptable new contract, we may experience lower than anticipated revenues.

We may not be able to replace an expiring PPA or tolling arrangement with a contract on equivalent terms and conditions, including at prices that permit operation of the related facility on a profitable basis. If we are unable to replace an expiring contract, the affected site may temporarily or permanently cease operations. In the case of a facility that ceases operations, the operating lease agreement may require that we remove the assets, including fixing or reimbursing the site owner for any damages caused by the assets or the removal of such assets. Alternatively, we may agree to sell the assets to the site owner, but we can offer no assurances as to the terms and conditions, including price, that we would receive in any sale, and the sale price may not be sufficient to replace the revenue previously generated by the project.

CP’s failure to uphold its obligations as managing member at the relevant facilities could materially adversely affect CP’s result of operations, cash flows and financial condition.

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

Laws, governmental regulations and policies supporting renewable energy, and specifically wind and solar energy (including tax incentives), could change at any time, including as a result of new political leadership, and such changes may materially adversely affect our business and our growth strategy.

Renewable assets currently benefit from various federal, state and local governmental incentives. In the U.S., these incentives include investment tax credits (ITC) or production tax credits (PTC), loan guarantees, RPS programs, modified accelerated cost-recovery system of depreciation and bonus depreciation. In addition, many U.S. states have adopted RPS programs mandating that a specified percentage of electricity sales come from eligible sources of renewable energy. If these government incentives or RPS requirements are reduced or eliminated, it could lead to fewer future power contracts or lead to lower prices for the sale of power in future power contracts, which could have a material adverse effect on future projects.

CP is subject to environmental laws that impose extensive and increasingly stringent requirements on CP’s ongoing operations, as well as potentially substantial liabilities arising out of environmental contamination. In addition, certain of CP’s current and future facilities may be subject to operating restrictions and limitations by a variety of regulatory bodies.

CP is subject to the environmental laws of U.S., federal, state and local authorities. CP must comply with numerous environmental laws and obtain numerous governmental permits and approvals to build and operate CP’s plants. Should CP fail to comply with any environmental requirements that apply to its operations, CP could be subject to administrative, civil and/or criminal liability and fines, and regulatory agencies could take other actions seeking to curtail operations. In addition, conventional power facilities, such as BEC, are subject to federal, state and local regulations which require certain permits to be obtained for their operations. Certain of these permits may restrict CP’s power facilities from operating under certain conditions or for more than a set number of hours per year. These regulatory limitations could adversely affect CP’s results of operations, cash flows and financial condition.

Policies at the national, regional and state levels to regulate greenhouse gas emissions, as well as climate change, could adversely impact CP’s results of operations, cash flows and financial condition.

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

CP operates generating units in New Jersey that are not subject to the Regional Greenhouse Gas Initiative (RGGI), which is a regional cap and trade system. Future state-level legislative changes may result in generating units in New Jersey being subject to RGGI. These new rules could adversely impact CP’s results of operations, cash flows and financial condition.

CP competes with both conventional power industries and renewable power industries, which could limit our returns and materially adversely affect our financial condition.

CP faces competition from both conventional and renewable energy providers. Other energy sources may benefit from innovations that reduce costs, increase safety or otherwise improve their competitiveness. New natural resources may be discovered, or global economic, business or political developments may disproportionately benefit certain energy sources.

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

CP’s competitors may be able to respond more quickly to new laws or regulations or emerging technologies, or to devote greater resources to the construction, expansion or refurbishment of their power generation facilities than CP can. In addition, current and potential competitors may make strategic acquisitions or establish cooperative relationships among current and new competitors and rapidly gain significant market share. There can be no assurance that CP will be able to compete successfully against current and future competitors, and any failure to do so could have a material adverse effect on CP’s results of operations, cash flows and financial condition.

Risks Related to MIC Hawaii

See “Risks Related to CP” for risks related to our solar facilities within the MIC Hawaii segment.

Hawaii Gas is exposed to the effects of changing commodity prices that have a history of price volatility. To the extent that these costs cannot be passed on to customers, both in the short-term or the long-term, the business’ gross margin and cash flows will be adversely affected.

The profitability of Hawaii Gas is based on the margin of sales prices over costs. Since LPG and feedstock for the SNG plant are commodities, changes in global supply of and demand for these products can have a significant impact on costs. Hawaii Gas has no control over these costs, and, to the extent that these costs cannot be hedged or passed on to customers, the business’ results of operations, cash flows and financial condition could be adversely affected.

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

Disruptions at the SNG plant resulting from mechanical or operational issues or power failures could affect the ability of Hawaii Gas to produce SNG. Most of the utility sales on Oahu are of SNG and all SNG is produced at the Oahu plant. Hawaii Gas has redundant production systems in place, however, disruptions to both the primary and redundant production systems could have a significant adverse effect on Hawaii Gas’ revenues and cash flows.

Hawaii Gas obtains both LPG and the primary feedstock for its SNG plant from oil refineries located on Oahu. Disruptions or shutdowns at either of these may have an adverse effect on the operations of the business.

Hawaii Gas processes SNG and distributes SNG, regasified LNG and LPG. SNG feedstock or LPG supply disruptions could increase Hawaii Gas’ costs as a result of an inability to source any of these at rates comparable to those being paid currently. The extended unavailability of one or both of the refineries that supply a portion of Hawaii Gas’ SNG feedstock and LPG, both of which have experienced ownership changes in the past five years, or a disruption in crude oil supplies or feedstock to Hawaii could also result in an increased reliance on off-island sources. An inability to purchase LPG from off-island sources could adversely affect operations. The business has a limited ability to store LPG, and any disruption in supply may cause a depletion of LPG stocks. All supply disruptions of SNG or LPG, if occurring for an extended period, could adversely impact the business’ gross margin and cash flows.

The MIC Hawaii businesses are subject to risks associated with volatility in the Hawaii economy.

Hawaii’s economy, and demand for our business’ products, is heavily influenced by economic conditions in the U.S. and Asia and their impact on tourism, as well as by government spending. If the local economy deteriorates, the volume of gas sold at Hawaii Gas could be negatively affected by business closures or lower usage which could adversely impact the business’ financial performance. Additionally, a lack of growth in the Hawaiian economy could adversely impact gas volumes from new customers and reduce the level of new commercial construction. A reduction in government activity, particularly military activity could also have a negative impact on the MIC Hawaii businesses.

Changes in commodity market prices may have a negative effect on our liquidity.

Depending on the terms of our contracts with suppliers, as well as the extent and success of our use of financial instruments to reduce our exposure related to volatility in the cost of LPG, changes in the market price of Hawaii Gas’ fuel supplies could create payment obligations that expose the business to increased liquidity risk.

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

As part of our acquisition, the business agreed to 14 regulatory conditions with the HPUC that address a variety of matters including: a requirement that Hawaii Gas and HGC’s ratio of consolidated debt to total capital does not exceed 65%; and a requirement to maintain $20.0 million in readily-available cash resources at Hawaii Gas, HGC or MIC. The business is currently in compliance with these conditions, however, future non-compliance with these or other HPUC regulatory conditions, could adversely impact the business.

The RNG initiatives expose Hawaii Gas to new technology, supply, counterparty and regulatory risks.

Hawaii Gas continues to advance a range of renewable resources for conversion into pipeline quality gas in scalable quantities. These initiatives include ongoing commercial negotiations to source biogas from waste water treatment plants, landfills and biomass producers. Blending of RNG with existing fuels and integrating RNG into the Hawaii Gas’ pipeline network could present technical challenges resulting in project delays, cost overruns or pipeline disruptions. Use of RNG also has the risk of supply fluctuations due to the organic digestion processes inherent in its production. Hawaii Gas must report annually to the HPUC the percentage of feedstock and quantity of gas produced from non-petroleum feedstock. The Hawaii legislature could impose a RPS on the business, resulting in significantly increased energy costs to the business and its customers.

Hawaii Gas’ LNG initiatives include regulatory, environmental, contractual and market based risks.

Hawaii Gas has invested in the evaluation and planning for a scalable statewide LNG import, storage and distribution program to supply various end markets including transportation. In August 2015, Hawaii’s Governor announced that his administration is opposed to LNG for electricity generation, the largest potential LNG customer. This project is subject to ongoing implementation risks including but not limited to: the timely issuance of necessary permits; licenses and approvals by governmental agencies and third parties; unanticipated changes in market demand or supply; site difficulties; environmental conditions; delays of critical equipment and materials; and commercial arrangements to transport and distribute LNG. If the project is delayed or cancelled, the actual cost of planning and implementation may increase beyond the amounts currently estimated in our capital and operating budgets.

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

The U.S. military has a significant presence in Hawaii, and Hawaii’s economy has benefitted over recent decades as the military has pivoted towards Asia. To the extent that federal spending cuts, including voluntary or mandatory cuts in U.S. military spending, or a strategic shift away from Asia, resulted in a reduced military presence in Hawaii, such reductions could reduce the demand for gas and new construction in Hawaii.

Because of its geographic location and the unique economy of Hawaii, MIC Hawaii is subject to challenges in hiring and maintaining staff with specialized skill sets.

The changing nature of the Hawaiian energy complex has had an impact on our staffing requirements. Volatility in feedstock prices, together with the impact of the State of Hawaii’s goals to reduce dependency on imported petroleum, requires staff with specialized knowledge of the energy sector. Because the resident labor pool in Hawaii is both small, and oriented mainly to Hawaii’s basic industries, it is difficult to find individuals with these specialized skill sets. Unemployment rates in Hawaii are traditionally lower than those in the U.S. Mainland. Moreover, relocation to Hawaii is costly and often requires employees to make cultural and family adjustments not normally required for a change of employment. Despite the asset intensity of the Company’s businesses in Hawaii, the inability to source and retain staff with appropriate skill sets could adversely impact their performance. In addition, dependence on skilled labor trades could result in constraints on growth and profitability as a result of competition for a limited labor pool.

Hawaii Gas’ operations on the islands of Hawaii, Maui and Kauai rely on LPG that is transported to those islands by Jones Act qualified barges from Oahu and from non-Jones Act vessels from off-island ports. Disruptions to service by those vessels could adversely affect the financial performance of our business.

The Jones Act requires that all goods transported by water between U.S. ports be carried in U.S.-flag ships and that they meet certain other requirements. The business has time charter agreements allowing the use of two barges that currently have a cargo capacity of approximately 420,000 gallons and 490,000 gallons of LPG, respectively. The barges used by the business are the only two Jones Act qualified barges available in Hawaii capable of carrying large volumes of LPG. If the barges are unable to transport LPG from Oahu and the business is not able to secure off-island sources of LPG or obtain an exemption to the Jones Act that would permit importation of a sufficient quantity of LPG from the mainland U.S., the profitability of the business could be adversely affected. If the barges require refurbishment or repair at a greater frequency than forecast, cash outflows for capital costs could adversely impact Hawaii Gas’ results of operations, cash flows and financial condition.

MIC Hawaii’s project backlog is subject to unexpected adjustments and cancellations and, therefore, may not be a reliable indicator of future revenue or earnings.

The project backlog at our mechanical contractor consists of projects for which we have an executed contract or commitment with a client and reflects expected revenue from the contract or commitment, which is often subject to revision over time. We cannot guarantee that the revenue projected in our backlog will be realized or profitable. Project cancellations, scope adjustments or deferrals may occur with respect to contracts reflected in our backlog and could reduce the dollar amount of our backlog and the revenue and profits that we actually earn. In addition, projects may remain in our backlog for an extended period of time. Finally, poor project or contract performance could also impact our backlog and profits. Such developments could have a material adverse effect on our business and our profits.

MIC Hawaii’s project execution activities may result in liability for faulty engineering or similar professional services.

MIC Hawaii’s mechanical contracting business involves professional judgments regarding the planning, design, development, and construction of facilities and infrastructure. While we do not generally accept liability for consequential damages, and although we have adopted a range of insurance, risk management and risk avoidance programs designed to reduce potential liabilities, an adverse event at one of our project sites or completed projects resulting from the services we have performed could result in significant liability, warranty or other claims against us as well as reputational harm. These liabilities could result is a material impact to our business. In addition, clients, subcontractors or suppliers who have agreed to indemnify us against any such liabilities or losses might refuse or be unable to pay us. An uninsured claim, either in part or in whole, if successful and of a material magnitude, could have a substantial impact on our operations.

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

Our Manager, in its sole discretion, determines whether to reinvest base management and performance fees in shares of our common stock and whether to hold or sell those securities. Reinvestment of base management and performance fees in additional common stock would increase our Manager’s ownership stake in our Company. At December 31, 2017, our Manager owned 6.41% of our outstanding shares. Our Manager has sold, and is expected to continue to sell from time to time, our common shares that it acquires upon reinvestment of fees. If our Manager decides to reduce its position in our Company, such sales may be interpreted by some market participants as a lack of confidence in our Company and put downward pressure on the market price of our common stock. Sales of shares of common stock by our Manager would increase the available supply and could decrease the price if demand is insufficient to absorb such sales.

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

Pursuant to our Management Services Agreement, we have first priority ahead of all current and future funds, investment vehicles, separate accounts and other entities managed by our Manager or by members of the Macquarie Group within the Macquarie Infrastructure and Real Assets division only with respect to four specific types of acquisition opportunities within the United States. The four specific type of acquisition opportunities where we have first priority include airport FBOs, airport parking, district energy and “user pays”, contracted and regulated assets that represent an investment of greater than AUD $40.0 million. Other than these four specific types of opportunities, our Manager does not have an obligation to offer to us any particular acquisition opportunities, even if they meet our investment objectives, and the Manager and its affiliates can offer any or all other acquisition opportunities on a priority basis or otherwise to current and future funds, investment vehicles and accounts sponsored by the Manager or its affiliates. Our businesses may compete with these entities for investment opportunities, and there can be no assurance that we will prevail with respect to such investments.

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

Our Company is a holding company with no operations. Therefore, we are dependent upon the ability of our businesses to make distributions to our Company to enable it to meet its expenses, and to pay, maintain or grow dividends to stockholders in the future. The ability of our operating subsidiaries and the businesses we own to make distributions to our Company is subject to limitations based on their operating performance, the terms of their debt agreements and the applicable laws of their respective jurisdictions. In addition, the ability of each business to reduce its outstanding debt will be similarly limited by its operating performance, as discussed in Part II, Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations”.

The guidance we may provide for our anticipated dividends, EBITDA excluding non-cash items, Free Cash Flow and other metrics is based on estimates. Circumstances may arise that lead to conflicts between using funds to pay anticipated dividends or to invest in our business, and our dividends could be reduced.

We periodically disclose our expected annual cash dividend growth rate and other financial metrics. This reflects our judgment at the time, but as with any estimate, it may be affected by known and unknown risks and uncertainties and inaccurate assumptions, many of which are beyond our control. See “Forward-Looking Statements.” If the payment of dividends at the anticipated level would leave us with insufficient cash to take timely advantage of growth opportunities (including through acquisitions), to meet any large unanticipated liquidity requirements, to fund our operations, or otherwise to address properly our business prospects, our board of directors, which determines our business strategy and our dividend policy, might have to choose between addressing those matters or reducing our anticipated dividends, and the board could determine to reduce our dividends. If dividends are reduced below anticipated levels, our stock price could be adversely affected.

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

Our total assets reflect a substantial amount of goodwill and other intangible assets. At December 31, 2017, goodwill and other intangible assets, net, represented 37.2% of our total assets. Goodwill and other intangible assets were primarily recognized as a result of the acquisitions of our businesses. Other intangible assets consist primarily of airport operating rights, customer relationships and trade names. On at least an annual basis we assess whether there has been any impairment in the value of goodwill and other intangible assets when there are triggering events or circumstances. If the carrying value of the tested asset exceeds its estimated fair value, impairment is deemed to have occurred. In this event, the intangible is written down to fair value. Under current accounting rules, this would result in a charge to reported earnings. We have recognized significant impairments in the past, and any future determination requiring the write-off of a significant portion of goodwill or other intangible assets would negatively affect our reported earnings and total capitalization, and could be material.

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

We may, without the acquisition of businesses with NOLs, incurring performance fees, investing in growth capital expenditures that qualify for 100% bonus depreciation, or implementing other strategies that provide us with additional tax shield, fully utilize our existing NOLs before we anticipate or have previously indicated. At that point we may be subject to federal income taxes in consolidation and any liability could be material. Any liability will reduce distributable Free Cash Flow and could prevent the growth or reduce the rate of growth of our dividends.

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

We have $347.3 million in federal NOL carryforwards at December 31, 2017. While we have concluded that all of the NOLs will more likely than not be realized, there can be no assurance that we will utilize the NOLs generated to date or any NOLs we might generate in the future. In addition, we have incurred state NOLs and have provided a valuation allowance against a portion of those. As with our federal NOLs, there is also no assurance that we will utilize those state losses or future losses that may be generated. Further, the State of Louisiana has imposed limitations on the ability of NOL carryforwards to offset current year income. There can be no assurance that other states will not suspend or limit the use of NOL carryforwards.

Recent changes to U.S. tax laws may adversely affect our results of operations and financial condition and create the risk that we may need to adjust our accounting for these changes.

The Tax Cut and Jobs Act makes significant changes to U.S. tax laws and includes numerous provisions that affect businesses, including ours. For instance, as a result of lower corporate tax rates, the Tax Cut and Jobs Act tends to reduce both the value of deferred tax assets and the amount of deferred tax liabilities. It also limits interest rate deductions and the amount of NOLs that can be used each year and alters the expensing of capital expenditures. The Tax Cut and Jobs Act is unclear in certain respects and will require interpretations and implementing regulations by the IRS, as well as state tax authorities, and the Tax Cut and Jobs Act could be subject to amendments and technical corrections, any of which could lessen or increase the adverse (and positive) impacts of the Tax Cut and Jobs Act. The accounting treatment of these tax law changes is complex, and some of the changes may affect both current and future periods.

The treatment of depreciation and other tax deductions under current U.S. federal income tax law may be adversely affected, changed or repealed in the future.

Under current law, certain capital expenditures are eligible for accelerated depreciation, including 100% bonus depreciation for qualifying assets purchased and placed in service after September 27, 2017 and prior to January 1, 2023, for U.S. federal income tax purposes. In addition, certain other expenses are eligible to be deducted for U.S. federal income tax purposes. This tax treatment may be adversely affected, changed or repealed by future changes in tax laws at any time, which may affect market perceptions of our Company and the market price of our shares could be negatively affected.

Our Company could be adversely effected by changes in tax laws and/or changes in the interpretation of existing tax laws

We are subject to various taxing regimes, including federal, state, local and foreign taxes such as income, excise, sales/use, payroll, franchise, property, gross receipts, withholding and ad valorem taxes. New tax laws and regulations and changes in existing tax laws and regulations or the interpretation thereof are continuously being enacted or proposed and could result in increased expenditures for tax in the future and could have a material adverse effect on our Company’s results of operations, cash flows and financial condition.

Our Company and our subsidiaries are subject to examinations and challenges by taxing authorities.

Periodic examinations or audits by taxing authorities could increase our tax liabilities and result in the imposition of interest and penalties. If challenges arising from such examinations and audits are not resolved in our Company’s favor, they could have a material adverse effect on our Company’s results of operations, cash flows and financial condition.

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

IMTT

IMTT operates 17 wholly-owned bulk liquid terminals in the U.S., one in Canada and has a minority interest in a company that owns a single bulk liquid terminal, also in Canada. The land on which the facilities are located is either owned or leased by IMTT with leased land comprising a small proportion of the total land in use. IMTT also owns the storage tanks, piping and transportation infrastructure such as truck and rail loading equipment located at the facilities and the majority of any related ship docks. Ship docks at facilities in Quebec and Geismar, L.A. are leased. Management believes the aforementioned equipment is generally well maintained and adequate for the present operations. For further details, see “Our Businesses — IMTT — Locations” in Part I, Item 1.

Atlantic Aviation

Atlantic Aviation does not own any real property. Its operations are carried out under various long-term leases. The business leases office space for its head office in Plano, Texas. For more information regarding Atlantic Aviation’s FBO locations, see “Our Businesses — Atlantic Aviation — Locations” in Part I, Item 1.

Atlantic Aviation owns or leases a number of vehicles, including fuel trucks and other equipment needed to provide service to customers. Routine maintenance is performed on this equipment and a portion is replaced in accordance with a pre-determined schedule. Management believes the equipment is generally well maintained and adequate for present operations. Changes in market conditions allowed Atlantic Aviation to move to purchasing or procuring capital leases for larger equipment. Atlantic Aviation believes that these assets are a core part of the business and have long useful lives making ownership desirable if conditions permit.

Contracted Power

At December 31, 2017, the CP business owned seven operating solar facilities, two wind facilities and a gas-fired power facility. The business owns the solar panels and wind turbines and leases or owns the land. Both the plant and the land beneath the gas-fired facility is owned. For further details, see “Our Businesses — Contracted Power — Business Overview” in Part I, Item 1.

Project Name	Facility	Location	Ownership or Lease Information
Picture Rocks	Solar	Pima County, AZ	Long-term property lease until 2032.
Bryan	Solar	Presidio County, TX	Long-term property leases until 2039 and 2040.
Davis Monthan Air Force Base	Solar	Pima County, AZ	Long-term property lease until 2039.
Valley Center	Solar	San Diego County, CA	Long-term property lease until 2038.
Ramona	Solar	San Diego County, CA	Long-term property lease until 2037.
Red Hills	Solar	Iron County, UT	Long-term property lease until 2039.
Brahms	Wind	Curry County, NM	Five long-term property leases until 2044.
Idaho Wind Partners 1	Wind	Cassia County, Twin Falls County and Elmore County/Jerome, ID	Eighteen long-term property leases until from 2038 to 2051.
Bayonne Energy Center	Gas-fired power generation	Hudson County, NJ	Long-term property lease with IMTT until 2045.
Equuleus	Solar	Dakota Country, MN	Land ownership.

MIC Hawaii

Hawaii Gas owns real property and equipment including: its SNG plant on Oahu and the land on which it sits; several LPG storage yards on other major islands; approximately 1,000 miles of underground piping, of which approximately 900 miles are on Oahu; and a 22-mile transmission pipeline from the SNG plant to Pier 38 in Honolulu. In addition, MIC Hawaii has controlling interests in operating solar facilities and distributed energy products and a design-build mechanical contractor.

A summary of selected properties follows for the MIC Hawaii businesses. For more information regarding MIC Hawaii’s operations, see “Our Businesses — MIC Hawaii — Fuel Supply, SNG Plant and Distribution System” in Part I, Item 1.

The following represents the properties owned or leased by the Hawaii Gas business.

Island	Description	Use	Own/Lease
Oahu	SNG plant and land	Production of SNG	Own
Oahu	Kamakee Street buildings and maintenance yard	Engineering, maintenance facility, warehouse	Own
Oahu	LPG baseyard	Storage facility for tanks and cylinders	Lease
Oahu	Topa Fort Street Tower	Executive offices	Lease
Oahu	Various holding tanks	Store and supply LPG to utility customers	Lease
Maui	Office, tank storage facilities and baseyard	Island-wide operations	Lease
Kauai	Office	Island-wide operations	Own
Kauai	Tank storage facility and baseyard	Island-wide operations	Lease
Hawaii	Office, tank storage facilities and baseyard	Island-wide operations	Own

The following represents the properties leased by the other businesses within MIC Hawaii.

Project Name	Facility	Location	Ownership or Lease Information
Waihonu	Solar	Oahu, HI	Long-term property lease until 2036.
GWE Solar-Storage	Solar with Battery Storage	Hawaii, HI	Long-term site leases until 2037.
CPI	Design-Build Mechanical Contractor	Oahu, HI	Long-term property lease until 2024.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings pending that we believe will have a material adverse effect on us. We are involved in ordinary course legal, regulatory, administrative and environmental proceedings that are incidental to our businesses. Typically, expenses associated with these proceedings are covered by insurance.

IMTT Bayonne — Remediation

The Bayonne, New Jersey terminal, portions of which have been acquired over a 30-year period, contain pervasive remediation requirements that were assumed at the time of purchase from the various former owners. One former owner retained environmental remediation responsibilities for a purchased site and shares in other remediation costs. These remediation requirements are documented in two memoranda of agreement and an administrative consent order with the State of New Jersey. Remediation efforts entail removal of free product, soil treatment, repair/replacement of sewer systems, and the implementation of containment and monitoring systems. These remediation activities are estimated to span a period of ten to twenty or more years and cost from $30.0 million to $65.0 million. The cost of the remediation activities at the terminal are estimated based on currently available information, in undiscounted U.S. dollars and is inherently subject to relatively large fluctuation.

IMTT Bayonne — Department of Transportation

We received a letter, dated December 21, 2017, from the United States Department of Transportation Pipeline and Hazardous Materials Safety Administration concerning an investigation involving a pipeline within a small municipal park in Bayonne, New Jersey. The investigation, which occurred in 2016, relates to a release of ultra low sulfur diesel from an IMTT pipeline that was penetrated by subsurface steel. The relief sought included a penalty in the amount of $144,000 and the development and documentation of procedures to comply with federal requirements concerning clearance between pipelines and subsurface structures. We paid the penalty in February 2018.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our shares are traded on the NYSE under the symbol “MIC”. The following table sets forth, for the fiscal periods indicated, the high and low sales prices per share on the NYSE:

	High	Low
Fiscal 2016
First Quarter	$71.82	$51.83
Second Quarter	75.00	65.00
Third Quarter	84.51	71.79
Fourth Quarter	85.45	77.18
Fiscal 2017
First Quarter	$83.48	$73.24
Second Quarter	81.74	75.79
Third Quarter	79.30	71.23
Fourth Quarter	73.63	63.08
Fiscal 2018
First Quarter (through February 16, 2018)	$67.84	$61.55

As of February 16, 2018, we had 84,819,268 shares issued and outstanding that we believe were held by approximately 410 holders of record.

The following represents the Company’s relative share price performance from January 1, 2013 through December 31, 2017.

250
200
150
100
50
-
Index Levels
Jan-13
Jul-13
Jan-14
Jul-14
Jan-15
Jul-15
Jan-16
Jul-16
Jan-17
Jul-17
Jan-18
MIC
Russell 1000
MSCI US Utilities Index(1)
MIC
Russell 1000
MSCI US Utilities Index(1)

(1) The MSCI U.S. Utilities index is the benchmark index against which MIC's total return is measured when determining the generation of a performance fee. This index is a total return index and the graph above shows the increase (decrease) in return from January 1, 2013.

Dividend Policy

MIC has been structured to provide investors with an opportunity to generate an attractive “total return” and we intend to distribute the majority of the cash generated from operations by our businesses as a quarterly dividend.

Our board of directors regularly reviews our dividend policy and payout ratio. In determining whether to adjust the amount of our quarterly dividend, our board will take into account such matters as the state of the capital markets and general business and economic conditions, the Company’s financial condition, results of operations, indebtedness levels, capital requirements, capital opportunities and any contractual, legal and regulatory restrictions on the payment of dividends by the Company to its stockholders or by its subsidiaries to the Company, and any other factors that it deems relevant, subject to maintaining a prudent level of reserves and without creating undue volatility in the amount of such dividends where possible. Moreover, the Company’s senior secured credit facility and the debt commitments at our businesses contain restrictions that may limit the Company’s ability to pay dividends. Although historically we have declared cash dividends on our shares, any or all of these or other factors could result in the modification of our dividend policy, or the reduction, modification or elimination of our dividend in the future.

Since January 1, 2016, MIC has paid or declared the following dividends:

Declared	Period Covered	$ per Share	Record Date	Payable Date
February 19, 2018	Fourth quarter 2017	$1.44	March 5, 2018	March 8, 2018
October 30, 2017	Third quarter 2017	1.42	November 13, 2017	November 16, 2017
August 1, 2017	Second quarter 2017	1.38	August 14, 2017	August 17, 2017
May 2, 2017	First quarter 2017	1.32	May 15, 2017	May 18, 2017
February 17, 2017	Fourth quarter 2016	1.31	March 3, 2017	March 8, 2017
October 27, 2016	Third quarter 2016	1.29	November 10, 2016	November 15, 2016
July 28, 2016	Second quarter 2016	1.25	August 11, 2016	August 16, 2016
April 28, 2016	First quarter 2016	1.20	May 12, 2016	May 17, 2016
February 18, 2016	Fourth quarter 2015	1.15	March 3, 2016	March 8, 2016

Fourth Quarter of 2017 Dividend

The MIC Board has authorized a quarterly cash dividend of $1.44 per share for the quarter ended December 31, 2017, or a 1.4% increase over the dividend for the quarter ended September 30, 2017 and 9.9% increase over the dividend for the quarter ended December 31, 2016. Together with the dividends for the first three quarters for 2017, this represents a cumulative 2017 dividend of $5.56 per share compared with $5.05 per share for the year ended December 31, 2016, or an increase of 10.1%.

Tax Treatment of 2017 Dividends

The Company has determined that 38.4% of the dividends paid in the year ended December 31, 2017 were characterized as a dividend for U.S. federal income tax purposes. The remaining 61.6% of dividends paid were characterized as returns of capital.

Future dividends, if any, may be characterized as dividends or returns of capital depending on the earnings and profits of the Company as determined in accordance with the Internal Revenue Code. Holders of MIC shares are encouraged to seek their own tax advice with regard to their investment in MIC.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data includes the results of operations, cash flows and balance sheet data for the years ended, and as of, December 31, 2017, 2016, 2015, 2014 and 2013 for our consolidated group, with the results of businesses acquired during those five years being included from the date of each acquisition. The selected financial data for each of the five years in the period ended December 31, 2017 have been derived from the consolidated financial statements of the Company, which financial statements have been audited by KPMG LLP. The information below should be read in conjunction with the consolidated financial statements (and notes thereto) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	($ In Thousands, Except Share and Per Share Data)
Statement of operations data:
Revenue
Service revenue	$1,445,832	$1,288,562	$1,288,501	$1,064,682	$770,360
Product revenue	368,881	363,169	350,749	284,400	267,096
Financing and equipment lease income	—	—	—	1,836	3,563
Total revenue	1,814,713	1,651,731	1,639,250	1,350,918	1,041,019
Cost and expenses
Cost of services	624,214	524,423	551,029	546,609	434,177
Cost of product sales	164,311	142,731	168,954	192,881	185,843
Selling, general and administrative expenses	331,345	303,033	304,862	265,254	210,060
Fees to Manager – related party	71,388	68,486	354,959	168,182	85,367
Depreciation	234,164	226,492	215,243	98,442	39,150
Amortization of intangibles	68,253	65,425	101,435	42,695	34,651
Total operating expenses	1,493,675	1,330,590	1,696,482	1,314,063	989,248
Operating income (loss)	321,038	321,141	(57,232)	36,855	51,771
Interest income	199	132	55	112	204
Interest expense	(110,602)	(116,933)	(123,079)	(73,196)	(37,044)
Equity in earnings and amortization charges of investee	—	—	—	26,391	39,115
Gain from acquisition/divestiture of businesses(1)	—	—	—	1,027,054	—
Other income (expense), net	11,323	21,786	1,288	(2,307)	(7,923)
Net income (loss) before income taxes	221,958	226,126	(178,968)	1,014,909	46,123
Benefit (provision) for income taxes	234,154	(71,257)	65,161	24,374	(18,043)
Net income (loss)	$456,112	$154,869	$(113,807)	$1,039,283	$28,080
Less: net income (loss) attributable to noncontrolling interests	4,910	(1,512)	(5,270)	(2,745)	(3,174)
Net income (loss) attributable to MIC	$451,202	$156,381	$(108,537)	$1,042,028	$31,254
Basic income (loss) per share attributable to MIC	$5.42	$1.93	$(1.39)	$16.54	$0.61
Weighted average number of shares outstanding: basic	83,204,404	80,892,654	77,997,826	62,990,312	51,381,003
Diluted income (loss) per share attributable to MIC	$5.13	$1.85	$(1.39)	$16.10	$0.61
Weighted average number of shares outstanding: diluted	91,073,362	82,218,627	77,997,826	64,925,565	51,396,146
Cash dividends declared per share	$5.56	$5.05	$4.46	$3.8875	$3.35

(1)	Includes the gain of $948.1 million from the acquisition of the remaining 50% interest in IMTT from the remeasuring to fair value of the Company’s previous 50% ownership interest and the gain of $78.9 million from the sale of the Company's interest in the district energy business.

	Year Ended December 31,
	2017	2016	2015	2014	2013
	($ In Thousands)
Statement of cash flows data:
Cash provided by operating activities	$529,459	$560,320	$381,156	$251,615	$155,117
Cash used in investing activities	(566,116)	(376,845)	(448,816)	(1,068,806)	(139,636)
Cash provided by (used in) financing activities	38,500	(161,313)	42,896	632,422	76,516
Effect of exchange rate changes on cash and cash equivalents	511	211	(856)	(590)	—
Net increase (decrease) in cash and cash equivalents	$2,354	$22,373	$(25,620)	$(185,359)	$91,997

	As of December 31,
	2017	2016	2015	2014	2013
	($ In Thousands)
Balance sheet data:
Total current assets	$307,645	$244,668	$216,569	$231,478	$400,353
Property, equipment, land and leasehold improvements, net	4,659,614	4,346,536	4,116,163	3,362,585	854,169
Total assets	$8,008,951	$7,559,253	$7,308,804	$6,567,739	$2,471,928
Total current liabilities	$255,965	$251,009	$308,790	$224,332	$271,452
Long-term debt, net of current portion	3,530,311	3,039,966	2,746,525	2,332,829	808,287
Total liabilities	$4,658,248	$4,411,719	$4,106,362	$3,597,571	$1,318,660
Stockholders' equity	$3,153,692	$2,952,894	$3,030,190	$2,787,163	$1,042,228

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Macquarie Infrastructure Corporation should be read in conjunction with the consolidated financial statements and the notes to those statements included elsewhere herein.

Recent Developments

We are undertaking a review of strategic options available to us with respect to BEC and certain other, smaller businesses in our portfolio. We may, as a result of this review, undertake to sell, or otherwise divest of these businesses, although we cannot assure you as to whether, or on what terms, any such transaction will occur. We currently anticipate that proceeds, if any, from such sales would be available to support investment in any of the businesses or segments in which we currently operate or in any new line of business that we and our board of directors may deem appropriate.

Results of Operations

Consolidated

Our consolidated results of operations for the full year 2017 demonstrate the importance of maintaining a balance between driving performance improvement and investing prudently in the growth of our businesses. Our Atlantic Aviation business performed well versus our expectations as a result of increased GA flight activity, acquisitions of additional FBOs and the operational leverage inherent in the business. Effective cost control and the acquisition of Epic Midstream at IMTT offset weaker than anticipated revenue growth, particularly in the fourth quarter, and a negative contribution for the full year from OMI.

Full year results for Contracted Power were in line with our expectations. Unfavorable weather conditions and operational issues in the renewable portion of the portfolio, and mild weather and lower capacity prices affecting the thermal portion of the portfolio, were offset by contributions from an acquisition in 2016 and profit share from development of a renewable facility. MIC Hawaii generated results that were below expectations primarily driven by underperformance by our design-build mechanical contractor.

Cost increases related to the implementation of our shared services initiative and evaluation of various investment and acquisition opportunities offset reductions in procurement (cost of goods sold) and general and administrative expenses. We expect the cost savings associated with our shared services initiative to be visible in our consolidated results in 2018 as we do not anticipate incurring additional implementation costs.

Capital deployment in 2017, including various acquisitions, had a limited impact on our consolidated results. The majority of these were made late in the year and/or involved development projects that are not yet in operation. The acquired businesses were performing in line with expectations at year end.

Results of Operations: Consolidated — (continued)

	Year Ended December 31,			Change (From 2016 to 2017) Favorable/(Unfavorable)		Change (From 2015 to 2016) Favorable/(Unfavorable)
	2017	2016	2015	$	%	$	%
	($ In Thousands, Except Share and Per Share Data) (Unaudited)
Revenue
Service revenue	$1,445,832	$1,288,562	$1,288,501	157,270	12.2	61	—
Product revenue	368,881	363,169	350,749	5,712	1.6	12,420	3.5
Total revenue	1,814,713	1,651,731	1,639,250	162,982	9.9	12,481	0.8
Costs and expenses
Cost of services	624,214	524,423	551,029	(99,791)	(19.0)	26,606	4.8
Cost of product sales	164,311	142,731	168,954	(21,580)	(15.1)	26,223	15.5
Selling, general and administrative	331,345	303,033	304,862	(28,312)	(9.3)	1,829	0.6
Fees to Manager – related party	71,388	68,486	354,959	(2,902)	(4.2)	286,473	80.7
Depreciation	234,164	226,492	215,243	(7,672)	(3.4)	(11,249)	(5.2)
Amortization of intangibles	68,253	65,425	101,435	(2,828)	(4.3)	36,010	35.5
Total operating expenses	1,493,675	1,330,590	1,696,482	(163,085)	(12.3)	365,892	21.6
Operating income (loss)	321,038	321,141	(57,232)	(103)	—	378,373	NM
Other income (expense)
Interest income	199	132	55	67	50.8	77	140.0
Interest expense(1)	(110,602)	(116,933)	(123,079)	6,331	5.4	6,146	5.0
Other income, net	11,323	21,786	1,288	(10,463)	(48.0)	20,498	NM
Net income (loss) before income taxes	221,958	226,126	(178,968)	(4,168)	(1.8)	405,094	NM
Benefit (provision) for income taxes	234,154	(71,257)	65,161	305,411	NM	(136,418)	NM
Net income (loss)	$456,112	$154,869	$(113,807)	301,243	194.5	268,676	NM
Less: net income (loss) attributable to noncontrolling interests	4,910	(1,512)	(5,270)	(6,422)	NM	(3,758)	(71.3)
Net income (loss) attributable to MIC	$451,202	$156,381	$(108,537)	294,821	188.5	264,918	NM
Basic income (loss) per share attributable to MIC	$5.42	$1.93	$(1.39)	3.49	180.8	3.32	NM
Weighted average number of shares outstanding: basic	83,204,404	80,892,654	77,997,826	2,311,750	2.9	2,894,828	3.7

NM — Not meaningful

(1)	Interest expense includes gains on derivative instruments of $3.0 million and losses on derivative instruments of $5.0 million and $28.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Year Ended December 31, 2017 Compared with Year Ended December 31, 2016

Revenue

Consolidated revenues increased for the year ended December 31, 2017 compared with the year ended December 31, 2016 primarily as a result of an increase in the wholesale cost and the volume of jet fuel sold at Atlantic Aviation, contributions from acquisitions and an increase in the wholesale cost and volume of gas sold at MIC Hawaii. The increase in the consolidated revenue for the year ended December 31, 2017 also includes a contribution from IMTT from the recognition of deferred revenue resulting from termination of a construction project by a customer. These increases were partially offset by reduced revenue from BEC as a result of lower capacity prices and lower energy margins.

Cost of Services and Product Sales

Consolidated cost of services and product sales increased for the year ended December 31, 2017 compared with the year ended December 31, 2016 primarily due to an increase in the wholesale cost of jet fuel at Atlantic Aviation, the wholesale cost of gas at MIC Hawaii and contributions from acquisitions. The changes in consolidated cost of services and product sales were also attributable to unrealized losses on commodity hedges at Hawaii Gas in 2017 compared with unrealized gains in 2016 (see “Results of Operations — MIC Hawaii” below).

Results of Operations: Consolidated — (continued)

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the year ended December 31, 2017 compared with the year ended December 31, 2016 primarily due to (i) $9.3 million of costs incurred in connection with the evaluation of various investment and acquisition opportunities; (ii) $8.5 million of costs incurred in connection with the implementation of our shared services initiative; and (iii) incremental costs associated with acquired businesses.

Fees to Manager

Our Manager is entitled to a monthly base management fee based primarily on our market capitalization and potentially a quarterly performance fee based on total stockholder returns relative to a U.S. utilities index. For the years ended December 31, 2017 and 2016, we incurred base management fees of $71.4 million and $68.5 million, respectively. No performance fees were generated in any of the above periods. The unpaid portion of base management fees and performance fees, if any, at the end of each reporting period is included in the line item Due to Manager-related party in our consolidated balance sheets.

In all of the periods shown below, our Manager elected to reinvest any fees to which it was entitled in additional shares, except as noted. In accordance with the Third Amended and Restated Management Services Agreement, our Manager has currently elected to reinvest future base management fees and performance fees, if any, in additional shares.

Period	Base Management Fee Amount ($ in Thousands)	Performance Fee Amount ($ in Thousands)	Shares Issued
2017 Activities:
Fourth quarter 2017	$16,778	$—	248,162	(1)
Third quarter 2017	17,954	—	240,674
Second quarter 2017	18,433	—	233,394
First quarter 2017	18,223	—	232,398
2016 Activities:
Fourth quarter 2016	$18,916	$—	230,773
Third quarter 2016	18,382	—	232,488
Second quarter 2016	16,392	—	232,835
First quarter 2016	14,796	—	234,179
2015 Activities:
Fourth quarter 2015	$17,009	$—	227,733
Third quarter 2015	18,118	—	226,914
Second quarter 2015	18,918	135,641	1,167,873	(2)
First quarter 2015	16,545	148,728	2,068,038

(1)	Our Manager elected to reinvest all of the monthly base management fees for the fourth quarter of 2017 in shares. We issued 248,162 shares for the quarter ended December 31, 2017, including 83,395 shares that were issued in January 2018 for the December 2017 monthly base management fee.
(2)	In July 2015, our board requested, and our Manager agreed, that $67.8 million of the performance fee for the quarter ended June 30, 2015 be settled in cash in July 2015 to minimize dilution. The remaining $67.8 million obligation was settled and reinvested in 944,046 shares by our Manager on August 1, 2016 using the June 2016 volume weighted average share price of $71.84.

Depreciation

Depreciation expense increased for the year ended December 31, 2017 compared with the year ended December 31, 2016 primarily due to contributions from acquisitions, partially offset by the write-off of tanks and docks in 2016 at IMTT.

Results of Operations: Consolidated — (continued)

Amortization of Intangibles

Amortization of intangibles increased for the year ended December 31, 2017 compared with the year ended December 31, 2016 primarily due to contributions from acquisitions.

Interest Expense and Gains (Losses) on Derivative Instruments

Interest expense includes gains on derivative instruments of $3.0 million and losses on derivative instruments of $5.0 million for the years ended December 31, 2017 and 2016, respectively. Gains and losses on derivatives recorded in interest expense are attributable to the change in fair value of interest rate hedging instruments. For the year ended December 31, 2016, interest expense also included the non-cash write-off of deferred financing costs at Atlantic Aviation related to the October 2016 refinancing of its term loan and revolving credit facility and at Hawaii Gas related to the February 2016 refinancing of its $80.0 million term loan and its $60.0 million revolving credit facility. Excluding the derivative adjustments and deferred financing cost write-offs, interest expense decreased slightly for the year ended December 31, 2017 compared with the year ended December 31, 2016 primarily due to a reduction in the weighted average interest rate, partially offset by a higher average debt balance. Cash interest expense was $107.5 million and $107.9 million for the years ended December 31, 2017 and 2016, respectively. See discussions of interest expense for each of our operating businesses below.

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

Other Income, net

Other income, net, decreased for the year ended December 31, 2017 compared with year ended December 31, 2016 as 2016 included insurance recoveries associated with damage docks to IMTT’s facilities and escrow proceeds related to the acquisition of BEC. This decrease was partially offset by our share of the development profit on the sale of certain renewable project assets by a developer and financing income from a credit facility provided to that developer in 2017.

Income Taxes

We file a consolidated federal income tax return that includes the financial results for IMTT, Atlantic Aviation, BEC, MIC Hawaii and our allocable share of the taxable income (loss) from our wind and solar facilities. The wind and solar facilities where we do not own 100% are held by limited liability companies treated as partnerships for tax purposes. Pursuant to a tax sharing agreement, the businesses included in our consolidated federal income tax return, pay MIC an amount equal to the federal income tax each would have paid on a standalone basis as if they were not part of the consolidated federal income tax return.

The change from income tax expense for the year ended December 31, 2016 to income tax benefit for the year ended December 31, 2017 is primarily due to the Tax Cut and Jobs Act (see further discussions below). The effects of the change in the corporate tax rate requires us to revalue the net deferred tax liability balances on the consolidated balance sheet. The effect of revaluing the Company's net deferred tax liabilities to the new rate of 21% resulted in recording a tax benefit of $312.3 million, primarily at IMTT and Atlantic Aviation, in the consolidated statement of operations.

For the year ended December 31, 2017, any consolidated federal income tax liabilities our businesses generated are expected to be fully offset by net operating loss (NOL) carryforwards. Our federal NOL balance at December 31, 2017 was $347.3 million. We believe that we will be able to utilize all of our federal prior year NOLs and, together with planned tax strategies, we do not expect to make material regular federal income tax payments any earlier than 2020.

Results of Operations: Consolidated — (continued)

For the year ended December 31, 2017, current year taxable income is expected to be approximately $63.0 million. For the year ended December 31, 2017, we expect that our available investment tax credits will offset any Alternative Minimum Tax liability.

For the year ended December 31, 2017, we expect our businesses collectively to pay state income taxes of approximately $11.2 million. In calculating our consolidated state income tax provision, we have provided a valuation allowance for certain state income tax NOLs, the use of which is uncertain.

Valuation allowance:

At December 31, 2017 and 2016, we did not have a valuation allowance for our consolidated federal NOL carryforwards. In calculating our consolidated income tax provision, we have provided a valuation allowance of $1.1 million for certain foreign tax credits and state income tax NOL carryforwards, the utilization of which is not assured beyond a reasonable doubt.

The Tax Cuts and Jobs Act

The Tax Cuts and Jobs Act was signed into law on December 22, 2017 and includes provisions that will have an impact on our federal taxable income. The most significant of these are 100% bonus depreciation on qualifying assets (which is scheduled to phase down ratably to 0% between 2023 and 2027) and a reduction in the federal corporate tax rate from 35% to 21%.

The Tax Cuts and Jobs Act also includes a new limitation on the deductibility of net interest expense that generally limits the deduction to 30% of “adjusted taxable income”. For years before 2022, adjusted taxable income is defined as taxable income computed without regard to certain items, including net business interest expense, the amount of any NOL deduction, tax depreciation and tax amortization. We do not expect to incur net interest expense that is greater than adjusted taxable income prior to 2022.

Year Ended December 31, 2016 Compared with Year Ended December 31, 2015

Revenue

Consolidated revenues increased for the year ended December 31, 2016 compared with the year ended December 31, 2015 primarily reflecting improved results at CP, principally our renewables business, and contribution from acquisitions at Atlantic Aviation and within MIC Hawaii. In addition, consolidated revenues increased for the year ended December 31, 2016 due to the full year contribution from BEC. These increases were partially offset by a decrease in revenue from IMTT and a decline in the wholesale cost of fuel at Atlantic Aviation and wholesale cost of gas at MIC Hawaii.

Cost of Services and Product Sales

Consolidated cost of services and product sales decreased for the year ended December 31, 2016 compared with the year ended December 31, 2015 primarily due to a decline in the wholesale cost of fuel at Atlantic Aviation, lower costs at IMTT and unrealized gains on commodity hedges and a decline in wholesale cost of gas at Hawaii Gas. These decreases were partially offset by the full year contribution from BEC and acquisitions at Atlantic Aviation and within MIC Hawaii.

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

Results of Operations: Consolidated — (continued)

Fees to Manager

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

Other Income, net

Other income, net, increased for the year ended December 31, 2016 compared with year ended December 31, 2015 primarily due to insurance recoveries on damaged docks at IMTT and escrow proceeds received during the year related to our acquisition of BEC.

Income Taxes

The change from income tax benefit for the year ended December 31, 2015 to income tax expense for the year ended December 31, 2016 is primarily due to the absence of any tax benefit associated with the performance fees incurred during the first half of 2015. For the years ended December 31, 2016 and 2015, we did not have any Federal Alternative Minimum Tax liability.

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

We use Free Cash Flow as a measure of our ability to provide investors with an attractive risk-adjusted total return by sustaining and potentially increasing our quarterly cash dividend and funding a portion of our growth. GAAP metrics such as net income (loss) do not provide us with the same level of visibility into the performance and prospects of the business as a result of: (i) the capital intensive nature of our businesses and the generation of non-cash depreciation and amortization; (ii) shares issued to our external Manager under the Management Services Agreement; (iii) our ability to defer all or a portion of current federal income taxes; (iv) non-cash unrealized gains or losses on derivative instruments; (v) amortization of tolling liabilities; (vi) gains (losses) on disposal of assets; and (vii) pension expenses. Pension expenses primarily consist of interest cost, expected return on plan assets and amortization of actuarial and performance gains and losses. Any cash contributions to pension plans are reflected as a reduction to Free Cash Flow. We believe that external consumers of our financial statements, including investors and research analysts, use Free Cash Flow both to assess MIC’s performance and as an indicator of its success in generating an attractive risk-adjusted total return.

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

Classification of Maintenance Capital Expenditures and Growth Capital Expenditures

We categorize capital expenditures as either maintenance capital expenditures or growth capital expenditures. As neither maintenance capital expenditure nor growth capital expenditure is a GAAP term, we have adopted a framework to categorize specific capital expenditures. In broad terms, maintenance capital expenditures primarily maintain our businesses at current levels of operations, capability, profitability or cash flow, while growth capital expenditures primarily provide new or enhanced levels of operations, capability, profitability or cash flows. We consider a number of factors in determining whether a specific capital expenditure will be classified as maintenance or growth.

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

	Year Ended December 31,			Change (From 2016 to 2017) Favorable/(Unfavorable)		Change (From 2015 to 2016) Favorable/(Unfavorable)
	2017	2016	2015	$	%	$	%
	($ In Thousands) (Unaudited)
Net income (loss)	$456,112	$154,869	$(113,807)
Interest expense, net(1)	110,403	116,801	123,024
(Benefit) provision for income taxes	(234,154)	71,257	(65,161)
Depreciation	234,164	226,492	215,243
Amortization of intangibles	68,253	65,425	101,435
Fees to Manager-related party(2)	71,388	68,486	354,959
Pension expense(3)	8,106	8,601	7,300
Other non-cash (income) expense, net(4)	(2,369)	(16,343)	792
EBITDA excluding non-cash items(5)	$711,903	$695,588	$623,785	16,315	2.3	71,803	11.5
EBITDA excluding non-cash items(5)	$711,903	$695,588	$623,785
Interest expense, net(1)	(110,403)	(116,801)	(123,024)
Adjustments to derivative instruments recorded in interest expense(1)	(9,104)	(13,177)	1,509
Amortization of debt financing costs(1)	8,700	21,041	9,075
Amortization of debt discount(1)	3,266	1,007	—
Interest rate swap breakage fees	—	(17,770)	(50,556)
Interest rate cap premium	—	(8,629)	—
(Provision) benefit for current income taxes(6)	(11,160)	(7,310)	6,427
Pension contribution	—	(3,500)	—
Changes in working capital(2)	(63,743)	9,871	(86,060)
Cash provided by operating activities	529,459	560,320	381,156
Changes in working capital(2)	63,743	(9,871)	86,060
Maintenance capital expenditures(7)	(35,202)	(58,203)	(68,596)
Free cash flow	$558,000	$492,246	$398,620	65,754	13.4	93,626	23.5

(1)	Interest expense, net, includes adjustments to derivative instruments, non-cash amortization of deferred financing fees and non-cash amortization of debt discount related to the 2.00% Convertible Senior Notes due October 2023. Interest expense, net, also included a non-cash write-off of deferred financing fees related to the February 2016 refinancing at Hawaii Gas, the October 2016 refinancing at Atlantic Aviation and the May 2015 refinancing at IMTT.
(2)	Fees to Manager-related party includes base management fees and performance fees, if any. In July 2015, our board requested, and our Manager agreed, that $67.8 million of the performance fee for the quarter ended June 30, 2015 be settled in cash in July 2015 to minimize dilution. The remaining $67.8 million obligation was settled and reinvested in 944,046 shares by our Manager on August 1, 2016 using the June 2016 volume weighted average share price of $71.84.

Results of Operations: Consolidated — (continued)

(3)	Pension expense primarily consists of interest cost, expected return on plan assets and amortization of actuarial and performance gains and losses. Any cash contributions to pension plans are not included in pension expense, but rather reflected as a reduction to Free Cash Flow, as noted in the table above.
(4)	Other non-cash (income) expense, net, primarily includes non-cash amortization of tolling liabilities, unrealized gains (losses) on commodity hedges, adjustments to asset retirement obligations and non-cash gains (losses) related to disposal of assets. See “Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items, Free Cash Flow and Proportionately Combined Metrics” above for further discussion.
(5)	For the year ended December 31, 2016, EBITDA excluding non-cash items included $16.5 million of insurance recoveries related to damaged docks at IMTT.
(6)	Includes $6.9 million of tax refund received in the fourth quarter of 2015 relating to the election of bonus depreciation for the year ended December 31, 2014.
(7)	For the year ended December 31, 2016, maintenance capital expenditures included $13.9 million associated with the rebuilding of damaged docks, the majority of which were insured losses, at IMTT.

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

	Year Ended December 31,			Change (From 2016 to 2017) Favorable/(Unfavorable)		Change (From 2015 to 2016) Favorable/(Unfavorable)
	2017	2016	2015	$	%	$	%
	($ In Thousands) (Unaudited)
Free Cash Flow-Consolidated basis	$558,000	$492,246	$398,620	65,754	13.4	93,626	23.5
100% of CP Free Cash Flow included in consolidated Free Cash Flow	(75,134)	(72,631)	(21,989)
MIC's share of CP Free Cash Flow	67,342	64,234	16,005
100% of MIC Hawaii Free Cash Flow included in consolidated Free Cash Flow	(38,715)	(36,311)	(44,118)
MIC's share of MIC Hawaii Free Cash Flow	38,701	36,308	44,118
Free Cash Flow – Proportionately Combined basis	$550,194	$483,846	$392,636	66,348	13.7	91,210	23.2

Results of Operations: IMTT

Effective cost control and the acquisition of Epic Midstream offset a negative contribution for the full year from OMI and weaker than anticipated revenue growth in terminal operations. Contributions from the storage and handling of chemical and vegetable and tropical oils were in line with expectations and the outlook for these product lines remains positive. Changing conditions in certain petroleum product categories and markets began to negatively impact contract renewals and IMTT’s results late in the year. These changing conditions are reflective of several larger trends.

Global demand for light transportation fuels, including gasoline and distillates, has increased at a faster rate than global demand for heavy oils. In the U.S., demand for both heavy oil and gasoline has declined over the past decade, although the decline in gasoline demand has been modest. U.S. refiners have responded to the global trends by increasing production of gasoline and distillates relative to the production of residual and heavy oils to the extent possible. This has resulted in:

•	on the Lower Mississippi River, increased demand for gasoline and distillate storage and handling, mostly for export, and reduced demand for storage and handling of residual and heavy oil; and
•	in New York Harbor, altered gasoline and distillate trade flows between Europe and North America and reduced demand for marine borne gasoline storage and handling services.

Results of Operations: IMTT — (continued)

Backwardation in futures markets (meaning the futures prices for the commodities are below the current, or spot, prices) for refined products have also impacted the bulk liquid terminals industry. While it persists, backwardation tends to reduce demand for storage and handling services by traders of these commodities.

The development of shale gas extraction in the U.S. has increased the amount of natural gas and natural gas liquids available in North America. The increase has been a driver of growing chemical production in the U.S. Gulf Coast region and has resulted in greater demand for storage and export of chemical products on the Lower Mississippi River.

Vegetable and agricultural oil products have benefitted from improved fundamental demand drivers. Tropical oils (e.g., coconut oil, palm kernel oil) have seen consumer-led, domestic demand growth leading to increased demand for the import and storage of these products. Vegetable oils (e.g., corn oil, soybean oil) have seen domestic production growth resulting in demand for the storage and export of these products on the Lower Mississippi River.

In response to these trends, and requests from customers, IMTT is currently both involved in and evaluating opportunities to:

•	repurpose a portion of its capacity away from residual and heavy oils to clean products on the Lower Mississippi River;
•	increase connectivity between its facilities and those of its customers to improve supply chain efficiency and better utilize IMTT’s capabilities including privileged marine access; and
•	invest in enhancements of intermodal capabilities to increase flexibility with respect to product distribution.

The successful implementation of these initiatives is, over time, expected to contribute to improved utilization rates and pricing, to increase IMTT’s exposure to growth markets and increase the proportion of contracted revenue, overall.

Results of Operations: IMTT — (continued)

	Year Ended December 31,			Change (From 2016 to 2017) Favorable/(Unfavorable)		Change (From 2015 to 2016) Favorable/(Unfavorable)
	2017	2016	2015
	$	$	$	$	%	$	%
	($ In Thousands) (Unaudited)
Revenue	549,422	532,472	550,041	16,950	3.2	(17,569)	(3.2)
Cost of services	196,369	204,279	222,724	7,910	3.9	18,445	8.3
Selling, general and administrative expenses	36,406	32,687	33,903	(3,719)	(11.4)	1,216	3.6
Depreciation and amortization	126,463	134,385	132,002	7,922	5.9	(2,383)	(1.8)
Operating income	190,184	161,121	161,412	29,063	18.0	(291)	(0.2)
Interest expense, net(1)	(38,357)	(38,752)	(37,378)	395	1.0	(1,374)	(3.7)
Other income, net	1,758	18,509	2,212	(16,751)	(90.5)	16,297	NM
Benefit (provision) for income taxes	209,464	(57,736)	(51,520)	267,200	NM	(6,216)	(12.1)
Net income	363,049	83,142	74,726	279,907	NM	8,416	11.3
Less: net income attributable to noncontrolling interests	—	59	586	59	100.0	527	89.9
Net income attributable to MIC	363,049	83,083	74,140	279,966	NM	8,943	12.1
Reconciliation of net income to EBITDA excluding non-cash items and a reconciliation of cash provided by operating activities to Free Cash Flow:
Net income	363,049	83,142	74,726
Interest expense, net(1)	38,357	38,752	37,378
(Benefit) provision for income taxes	(209,464)	57,736	51,520
Depreciation and amortization	126,463	134,385	132,002
Pension expense(2)	6,996	7,219	6,063
Other non-cash expense, net	767	657	378
EBITDA excluding non-cash items(3)	326,168	321,891	302,067	4,277	1.3	19,824	6.6
EBITDA excluding non-cash items(3)	326,168	321,891	302,067
Interest expense, net(1)	(38,357)	(38,752)	(37,378)
Adjustments to derivative instruments recorded in interest expense(1)	(3,834)	(2,169)	(2,912)
Amortization of debt financing costs(1)	1,647	1,654	2,344
Interest rate swap breakage fees	—	—	(31,385)
Provision for current income taxes	(4,417)	(5,438)	(470)
Changes in working capital	(32,795)	(3,734)	(11,260)
Cash provided by operating activities	248,412	273,452	221,006
Changes in working capital	32,795	3,734	11,260
Maintenance capital expenditures(4)	(20,143)	(38,620)	(37,696)
Free cash flow	261,064	238,566	194,570	22,498	9.4	43,996	22.6

NM — Not meaningful

(1)	Interest expense, net, includes adjustments to derivative instruments and non-cash amortization of deferred financing fees. For the year ended December 31, 2015, interest expense also included non-cash write-off of deferred financing costs related to the May 2015 refinancing.
(2)	Pension expense primarily consists of interest cost, expected return on plan assets and amortization of actuarial and performance gains and losses.
(3)	For the year ended December 31, 2016, EBITDA excluding non-cash items included $16.5 million of insurance recoveries related to damaged docks. These insurance recoveries were used to repair damaged docks and recorded in Other Income, net. The cost of those repairs were recorded in Maintenance Capital Expenditures. Excluding insurance proceeds, EBITDA excluding non-cash items would have been $305.4 million for the year ended December 31, 2016. On that basis, EBITDA excluding non-cash items would have increased by $20.8 million, or 6.8%, for the year ended December 31, 2017 compared with the prior comparable period.
(4)	For the year ended December 31, 2016, maintenance capital expenditures included $13.9 million associated with the rebuilding of damaged docks, the majority of which were insured losses. Excluding these costs, maintenance capital expenditures would have been $24.7 million for the year ended December 31, 2016. On that basis, maintenance capital expenditures would have decreased by $4.6 million, or 18.6%, for the year ended December 31, 2017 compared with the prior comparable period.

Results of Operations: IMTT — (continued)

Year Ended December 31, 2017 Compared with Year Ended December 31, 2016

Revenue

IMTT generates the majority of its revenue from contracts typically comprising a fixed monthly charge (that typically escalates annually with inflation) for access to or use of its infrastructure. We refer to revenue generated from such contracts or fixed charges as firm commitments. Firm commitments are generally of medium term duration and at December 31, 2017, had a revenue weighted average remaining life of 2.3 years. Revenue from firm commitments comprised 80.2% of total revenue for the year ended December 31, 2017.

For the year ended December 31, 2017, total revenue increased by $17.0 million compared with the year ended December 31, 2016. The increase in revenue for the year ended December 31, 2017 compared with the year ended December 31, 2016 was primarily due to an acquisition and the recognition of deferred revenue resulting from termination of a construction project by a customer, partially offset by lower utilization.

Capacity utilization for the quarter and year ended December 31, 2017 was 90.6% and 93.3%, respectively, compared with 96.6% and 96.4%, respectively, for the quarter and year ended December 31, 2016. The decrease in utilization reflects the non-renewal of a small number of primarily residual and heavy oil contracts late in the year. These non-renewals reflected both continuing changes in domestic and global demand for the product, and market conditions for trading customers.

Cost of Services and Selling, General and Administrative Expenses

Cost of services and selling, general and administrative expenses combined decreased for the year ended December 31, 2017 compared with the year ended December 31, 2016. The decrease was primarily the result of lower labor, healthcare and repair and maintenance expenses, partially offset by incremental costs from an acquisition and higher franchise taxes.

Depreciation and Amortization

Depreciation and amortization expense decreased for the year ended December 31, 2017 compared with the year ended December 31, 2016 primarily due to the write-off of tanks and docks in 2016.

Interest Expense, net

Interest expense includes gains on derivative instruments of $1.7 million for the year ended December 31, 2017 compared with losses on derivative instruments of $2.1 million for the year ended December 31, 2016. Excluding the derivative adjustments, interest expense increased for the year ended December 31, 2017 compared with the year ended December 31, 2016 primarily due to increased debt balances. Cash interest expense was $40.5 million for the year ended December 31, 2017 compared with $39.3 million for the year ended December 31, 2016.

The interest rate for the Gulf Opportunity Zone Bonds (GO Zone Bonds) tax-exempt bonds at IMTT are expected to increase in 2018 by 0.6% due to the reduction in the corporate tax rate from 35% to 21% under the Tax Cuts and Jobs Act.

Other Income, net

Other income, net, decreased for the year ended December 31, 2017 compared with the year ended December 31, 2016. The business incurred insured losses in connection with damage done to various docks in Bayonne and Gretna for which insurance recoveries of approximately $16.5 million were recorded during the year ended December 31, 2016.

Results of Operations: IMTT — (continued)

Income Taxes

The taxable income generated by IMTT is reported on our consolidated federal income tax return. The business files state income tax returns in the states in which it operates. The Provision for current income taxes of $4.4 million for the year ended December 31, 2017 in the above table includes $3.2 million of state income tax expense and $1.2 million of federal income tax expense. Any current federal income tax payable is expected to be offset in consolidation with the application of NOLs at the MIC holding company level.

The change from income tax expense for the year ended December 31, 2016 to income tax benefit for the year ended December 31, 2017 is primarily due to the Tax Cut and Jobs Act. The effects of the change in the corporate tax rate required a revaluation of the net deferred tax liability balances on the balance sheet. The effect of revaluing the net deferred tax liabilities to the new rate of 21% resulted in recording a tax benefit of approximately $260.0 million in the statement of operations.

The majority of the difference between IMTT’s book and federal taxable income relates to depreciation of terminal fixed assets. For book purposes, these fixed assets are depreciated primarily over 5 to 30 years using the straight-line method of depreciation. For federal income tax purposes, these fixed assets are depreciated primarily over 5 to 15 years using accelerated methods. In addition, most terminal fixed assets placed in service between 2012 through 2017 qualify for the federal 50% (or 100% in applicable periods) bonus tax depreciation. A significant portion of the Lower Mississippi River terminal fixed assets constructed in the period after Hurricane Katrina were financed with GO Zone Bonds. GO Zone Bond financed assets are depreciated, for tax purposes, primarily over 9 to 20 years using the straight-line depreciation method. Most of the states in which the business operates do not allow the use of 50% or 100% bonus tax depreciation. However, Louisiana has historically allowed the use of federal bonus depreciation except for assets financed with GO Zone Bonds.

EBITDA Excluding Non-Cash Items

For the year ended December 31, 2016, EBITDA excluding non-cash items included $16.5 million of insurance recoveries for damaged docks. These insurance recoveries were used to repair damaged docks and recorded in Other Income, net. The cost of those repairs was recorded in Maintenance Capital Expenditures. Excluding insurance proceeds, EBITDA excluding non-cash items would have been $305.4 million for the year ended December 31, 2016. On that basis, EBITDA excluding non-cash items would have increased by $20.8 million, or 6.8%, for the year ended December 31, 2017 compared with the prior comparable period.

Maintenance Capital Expenditures

For the year ended December 31, 2017, IMTT incurred maintenance capital expenditures of $20.1 million and $23.0 million on an accrual basis and cash basis, respectively, compared with $38.6 million and $40.4 million on an accrual basis and cash basis, respectively, for the year ended December 31, 2016. For the year ended December 31, 2016, maintenance capital expenditures included $13.9 million associated with the rebuilding of damaged docks at IMTT’s Gretna and Bayonne terminals. The property insurance recoveries are recorded in Other Income, net, in the above statement of operations. Excluding these costs, maintenance capital expenditures would have been $24.7 million for the year ended December 31, 2016. On that basis, maintenance capital expenditures would have decreased by $4.6 million, or 18.6%, for year ended December 31, 2017 compared with the prior comparable period. The decrease for the year ended December 31, 2017 compared with the year ended December 31, 2016 is primarily as a result of the timing of planned maintenance for the year. IMTT expects to incur between $20.0 million and $25.0 million of maintenance capital expenditures in 2018.

Results of Operations: IMTT — (continued)

Year Ended December 31, 2016 Compared with Year Ended December 31, 2015

Revenue

For the year ended December 31, 2016, total revenue decreased by $17.6 million compared with the year ended December 31, 2015. The decrease reflects primarily a reduced level of spill response activity on the part of IMTT’s subsidiary, OMI, and a decrease in rail services revenue principally in connection with the reduced demand for Canadian crude oil in the U.S. The decline in rail service was offset by an increase in other revenue from firm commitments. Revenue from firm commitments comprised approximately 81.9% of total revenue for the year ended December 31, 2016. The weighted average remaining life of firm commitments decreased to 2.3 years at December 31, 2016 compared with 2.6 years at December 31, 2015.

Consistent with strong demand patterns across petroleum product storage markets, capacity utilization was higher than historically normal levels at 96.4% for the year ended December 31, 2016 compared with 94.9% for the year ended December 31, 2015.

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

Depreciation and Amortization

Depreciation and amortization expense increased in the year ended December 31, 2016 compared with year ended December 31, 2015 primarily due to the write-off of tanks and docks in 2016.

Interest Expense, net

Interest expense includes losses on derivative instruments of $2.1 million and $7.4 million for the years ended December 31, 2016 and 2015, respectively. For the year ended December 31, 2015, interest expense also included the non-cash write-off of deferred financing costs related to the May 2015 refinancing. Excluding the derivative adjustments and deferred financing cost write-offs, interest expense increased for the year ended December 31, 2016 compared with the year ended December 31, 2015 due to a higher average debt balance, partially offset by lower interest rates. Cash interest expense was $39.3 million and $37.9 million for the years ended December 31, 2016 and 2015, respectively.

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

Income Taxes

The Provision for current income taxes of $5.4 million for the year ended December 31, 2016 in the above table includes $3.8 million of state income tax expense and $1.6 million of federal income tax expense. The Provision for current income taxes of $470,000 for the year ended December 31, 2015 relates to state income tax expense.

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

Results of Operations: Atlantic Aviation

Industry-wide, domestic GA take-offs and landings increased by 3.6% in 2017 compared with 2016 according to data reported by the FAA. GA take-off and landings at airports where Atlantic Aviation operates increased by 4.3% during 2017. The growth in flight activity resulted in an increase in the volume of fuel sold and an increase in hangar and ramp rental income.

In addition to fundamental growth driven by increases in flight activity, Atlantic Aviation completed acquisitions of two additional FBOs and deployed growth capital at existing locations in terminal and hangar improvements and expansions. We expect these trends to continue in 2018.

	Year Ended December 31,			Change (From 2016 to 2017) Favorable/(Unfavorable)		Change (From 2015 to 2016) Favorable/(Unfavorable)
	2017	2016	2015
	$	$	$	$	%	$	%
	($ In Thousands) (Unaudited)
Revenue	846,431	740,209	738,460	106,222	14.4	1,749	0.2
Cost of services (exclusive of depreciation and amortization shown separately below)	378,494	303,899	328,305	(74,595)	(24.5)	24,406	7.4
Gross margin	467,937	436,310	410,155	31,627	7.2	26,155	6.4
Selling, general and administrative expenses	222,205	212,331	207,062	(9,874)	(4.7)	(5,269)	(2.5)
Depreciation and amortization	100,190	90,659	126,351	(9,531)	(10.5)	35,692	28.2
Operating income	145,542	133,320	76,742	12,222	9.2	56,578	73.7
Interest expense, net(1)	(14,512)	(33,961)	(35,735)	19,449	57.3	1,774	5.0
Other (expense) income, net	(151)	68	(2,121)	(219)	NM	2,189	103.2
Provision for income taxes	(6,509)	(39,889)	(16,081)	33,380	83.7	(23,808)	(148.1)
Net income	124,370	59,538	22,805	64,832	108.9	36,733	161.1
Reconciliation of net income to EBITDA excluding non-cash items and a reconciliation of cash provided by operating activities to Free Cash Flow:
Net income	124,370	59,538	22,805
Interest expense, net(1)	14,512	33,961	35,735
Provision for income taxes	6,509	39,889	16,081
Depreciation and amortization	100,190	90,659	126,351
Pension expense(2)	20	110	112
Other non-cash expense, net	1,642	905	2,533
EBITDA excluding non-cash items	247,243	225,062	203,617	22,181	9.9	21,445	10.5
EBITDA excluding non-cash items	247,243	225,062	203,617
Interest expense, net(1)	(14,512)	(33,961)	(35,735)
Convertible senior notes interest(3)	(7,782)	(1,969)	—
Adjustments to derivative instruments recorded in interest expense(1)	429	(4,158)	3,617
Amortization of debt financing costs(1)	1,170	14,195	3,221
Interest rate swap breakage fees	—	(17,770)	—
Interest rate cap premium	—	(8,629)	—
Provision for current income taxes	(14,457)	(2,137)	(242)
Changes in working capital	(7,240)	11,164	(2,635)
Cash provided by operating activities	204,851	181,797	171,843
Changes in working capital	7,240	(11,164)	2,635
Maintenance capital expenditures	(7,965)	(10,632)	(21,455)
Free cash flow	204,126	160,001	153,023	44,125	27.6	6,978	4.6

Results of Operations: Atlantic Aviation — (continued)

NM — Not meaningful

(1)	Interest expense, net, includes adjustments to derivative instruments and non-cash amortization of deferred financing fees. For the year ended December 31, 2016, interest expense also included non-cash write-off of deferred financing costs related to the October 2016 refinancing.
(2)	Pension expense primarily consists of interest cost, expected return on plan assets and amortization of actuarial and performance gains and losses.
(3)	Represents the cash interest expense reclassified from MIC Corporate related to the 2.00% Convertible Senior Notes due October 2023, proceeds of which were used to pay down a portion of Atlantic Aviation's credit facility in October 2016.

Year Ended December 31, 2017 Compared with Year Ended December 31, 2016

Atlantic Aviation generates a significant portion of its revenue from the sale of jet fuel. Accordingly, revenue can fluctuate based on the cost of jet fuel to Atlantic Aviation and reported revenue may not reflect the business’ ability to effectively manage volume and price. For example, an increase in revenue may be attributable to an increase in the cost of the jet fuel and not an increase in the volume sold or price per gallon to the customer. Conversely, a decline in revenue may be attributable to a decrease in the cost of jet fuel and not a reduction in the volume sold or price.

Gross margin, which we define as revenue less cost of services, excluding depreciation and amortization, is the effective “top line” for Atlantic Aviation as it is reflective of the business’ ability to drive growth in the volume of products and services sold and the margins earned on those sales over time. We believe that our investors view gross margin as reflective of our ability to manage volume and price throughout the commodity cycle. Gross margin can be reconciled to operating income — the most comparable GAAP measure — by subtracting selling, general and administrative expenses and depreciation and amortization in the table above.

Revenue and Gross Margin

The majority of the revenue and gross margin earned by Atlantic Aviation is generated through fueling GA aircraft at facilities located on the 70 U.S. airports at which the business operates. Atlantic Aviation seeks to maintain and, where appropriate, increase dollar-based margins on fuel sales. Generally, fluctuations in the cost of jet fuel are passed through to the customer.

Revenue and gross margin are driven, in part, by the volume of fuel sold and the dollar-based margin/fee per gallon on those sales. Revenue increased by 14.4% for the year ended December 31, 2017 compared with the year ended December 31, 2016 as a result of higher wholesale cost of fuel, an increase in the volume of fuel sold and contributions from acquisitions. The higher wholesale cost of fuel was largely offset by a corresponding increase in cost of services, resulting in an increase in gross margin of 7.2% for the year ended December 31, 2017 compared with the year ended December 31, 2016.

Atlantic Aviation seeks to extend FBO leases prior to their maturity to improve our visibility into the cash generating capacity of these assets. Atlantic Aviation calculates a weighted average remaining lease life based on EBITDA excluding non-cash items in the prior calendar year adjusted for the impact of acquisitions/dispositions. The weighted average remaining lease life was 20.3 years at December 31, 2017 compared with 19.6 years at December 31, 2016. Notwithstanding the passage of one year, the length of the remaining lease life increased as a result of acquisitions and successful extensions of certain leaseholds.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the year ended December 31, 2017 compared with the year ended December 31, 2016 primarily due to higher salaries and benefit costs and incremental costs associated with acquisitions.

Depreciation and Amortization

Depreciation and amortization expense increased for the year ended December 31, 2017 compared with the year ended December 31, 2016 primarily as a result of assets placed in service and contributions from acquisitions.

Results of Operations: Atlantic Aviation — (continued)

Operating Income

Operating income increased for the year ended December 31, 2017 compared with the year ended December 31, 2016 due to the increase in gross margin, partially offset by the increase in selling, general and administrative expenses and the increase in depreciation and amortization expense.

Interest Expense, Net

Interest expense includes gains on derivative instruments of $120,000 for the year ended December 31, 2017 compared with losses on derivative instruments of $2.2 million for the year ended December 31, 2016. For the year ended December 31, 2016, interest expense also included the non-cash write-off of deferred financing costs at Atlantic Aviation related to the October 2016 refinancing of its term loan and revolving credit facility. Excluding the derivative adjustments and deferred financing costs, interest expense decreased for the year ended December 31, 2017 compared with the year ended December 31, 2016 due to a lower weighted average interest rate and a lower average debt balance resulting from the October 2016 refinancing.

Cash interest expense was $20.7 million for the year ended December 31, 2017 compared with $25.9 million for the year ended December 31, 2016. Cash interest expense is inclusive of the interest expense related to the $402.5 million of 2.00% Convertible Senior Notes due October 2023, proceeds of which were used in part to reduce the drawn balance of Atlantic Aviation’s revolving credit facility.

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

The Provision for current income taxes of $14.5 million for the year ended December 31, 2017 in the above table includes $7.6 million of federal income tax expense and $6.9 million of state income tax expense. Any current federal income tax payable is expected to be offset in consolidation with the application of NOLs at the MIC holding company level.

The decrease in income tax expense for the year ended December 31, 2017 compared with the year ended December 31, 2016 is primarily due to the Tax Cut and Jobs Act. The effects of the change in the corporate tax rate required a revaluation of the net deferred tax liability balances on the balance sheet. The effect of revaluing the net deferred tax liabilities to the new rate of 21% resulted in recording a tax benefit of approximately $46.0 million in the statement of operations.

At December 31, 2017, Atlantic Aviation had $22.6 million of state NOL carryforwards. State NOL carryforwards are specific to the state in which the NOL was generated and various states impose limitations on the utilization of NOL carryforwards. Therefore, the business may incur state income tax liabilities in the future, even if its consolidated state taxable income is less than $22.6 million.

Maintenance Capital Expenditures

For the year ended December 31, 2017, Atlantic Aviation incurred maintenance capital expenditures of $8.0 million both on an accrual basis and cash basis compared with $10.6 million and $10.2 million on an accrual basis and cash basis, respectively, for the year ended December 31, 2016.

Results of Operations: Atlantic Aviation — (continued)

Year Ended December 31, 2016 Compared with Year Ended December 31, 2015

Revenue and Gross Margin

Revenue increased by 0.2% for the year ended December 31, 2016 compared with the year ended December 31, 2015 as a result of an increase in the volume of fuel sold and higher rental and ancillary services revenue, partially offset by a decline in the wholesale cost of fuel. The decline in the wholesale cost of fuel was largely offset in cost of services, resulting in an increase in gross margin of 6.4% for the year ended December 31, 2016 compared with the year ended December 31, 2015.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by 2.5% for the year ended December 31, 2016 compared with the year ended December 31, 2015 primarily due to costs associated with acquired FBOs, higher salaries and benefit costs and higher rent expense.

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

Interest Expense, Net

Interest expense includes losses on derivative instruments of $2.2 million and $12.1 million for the years ended December 31, 2016 and 2015, respectively. For the year ended December 31, 2016, interest expense also included the non-cash write-off of deferred financing costs at Atlantic Aviation related to the October 2016 refinancing of its term loan and revolving credit facility. Excluding the derivative adjustments and deferred financing costs, interest expense decreased for the year ended December 31, 2016 compared with the year ended December 31, 2015 due to lower average interest rates. Cash interest expense was $25.9 million and $28.9 million for the years ended December 31, 2016 and 2015, respectively. Cash interest expense for the year ended December 31, 2016 is inclusive of the cash interest expense related to the $402.5 million of 2.00% Convertible Senior Notes due October 2023, the proceeds of which were used in part to reduce the drawn balance of Atlantic Aviation’s revolving credit facility.

Income Taxes

The Provision for current income taxes of $2.1 million for the year ended December 31, 2016 includes $1.4 million of state income tax expense and $703,000 of federal income tax expense. The Provision for current income taxes of $242,000 for the year ended December 31, 2015 relates to $139,000 of state income tax expense and $103,000 related to federal income tax expense.

Results of Operations: Atlantic Aviation — (continued)

Maintenance Capital Expenditures

For the year ended December 31, 2016, Atlantic Aviation incurred maintenance capital expenditures of $10.6 million and $10.2 million on an accrual basis and cash basis, respectively, compared with $21.5 million on both an accrual basis and cash basis for the year ended December 31, 2015. As disclosed in our 2015 filing on Form 10-K, the business accelerated its maintenance capital expenditures for the year ended December 31, 2015 due to the strong performance of the business and the availability of capital. The acceleration was intended to increase Atlantic Aviation’s future financial flexibility. Maintenance capital expenditures for the periods presented were primarily to fund replacement of equipment. For the year ended December 31, 2016, maintenance capital expenditures include the full repayment on all of the business’ capital lease obligations.

Results of Operations: Contracted Power

Full year results for Contracted Power were in line with our expectations. Unfavorable weather conditions and operational issues in the renewable portion of the portfolio, and mild weather and lower capacity prices affecting the thermal portion of the portfolio, were offset by contributions from an acquisition in 2016, profit share from development of a renewable facility and the installation of additional tariff-based ancillary services in Bayonne. Particularly mild summer weather in New York City led to a significant decline in the number of cooling degree days – the hours during which air conditioning systems are typically in use – and reduced demand for peaking power generators.

During the year, we completed various cost saving initiatives including changing the operations and maintenance provider for five of our existing solar facilities and by insourcing asset management and balance of plant maintenance activities at our largest wind facility.

Results of Operations: Contracted Power — (continued)

The financial results below reflect 100% of the performance of the wind and solar facilities within the CP segment since our acquisitions, not the contribution based on our economic interest, and the performance of BEC from the date of our acquisition on April 1, 2015, unless specified otherwise.

	Year Ended December 31,			Change (From 2016 to 2017) Favorable/(Unfavorable)		Change (From 2015 to 2016) Favorable/(Unfavorable)
	2017	2016	2015
	$	$	$	$	%	$	%
	($ In Thousands) (Unaudited)
Product revenue	145,926	150,010	123,797	(4,084)	(2.7)	26,213	21.2
Cost of product sales	20,524	23,302	18,901	2,778	11.9	(4,401)	(23.3)
Selling, general and administrative expenses	25,703	25,474	30,847	(229)	(0.9)	5,373	17.4
Depreciation and amortization	60,300	55,548	48,990	(4,752)	(8.6)	(6,558)	(13.4)
Operating income	39,399	45,686	25,059	(6,287)	(13.8)	20,627	82.3
Interest expense, net(1)	(23,487)	(21,286)	(28,390)	(2,201)	(10.3)	7,104	25.0
Other income, net	11,465	4,021	1,066	7,444	185.1	2,955	NM
Provision for income taxes	(6,169)	(14,328)	(4,887)	8,159	56.9	(9,441)	(193.2)
Net income (loss)	21,208	14,093	(7,152)	7,115	50.5	21,245	NM
Less: net income (loss) attributable to noncontrolling interest	5,058	2,092	(5,856)	(2,966)	(141.8)	(7,948)	(135.7)
Net income (loss) attributable to MIC	16,150	12,001	(1,296)	4,149	34.6	13,297	NM
Reconciliation of net income (loss) to EBITDA excluding non-cash items and a reconciliation of cash provided by operating activities to Free Cash Flow:
Net income (loss)	21,208	14,093	(7,152)
Interest expense, net(1)	23,487	21,286	28,390
Provision for income taxes	6,169	14,328	4,887
Depreciation and amortization	60,300	55,548	48,990
Other non-cash income, net(2)	(8,103)	(7,047)	(6,959)
EBITDA excluding non-cash items	103,061	98,208	68,156	4,853	4.9	30,052	44.1
EBITDA excluding non-cash items	103,061	98,208	68,156
Interest expense, net(1)	(23,487)	(21,286)	(28,390)
Adjustments to derivative instruments recorded in interest expense(1)	(5,301)	(4,762)	819
Amortization of debt financing costs(1)	1,516	1,489	686
Interest rate swap breakage fees	—	—	(19,171)
Provision for current income taxes	(129)	(6)	(4)
Changes in working capital	(3,480)	(1,129)	(2,331)
Cash provided by operating activities	72,180	72,514	19,765
Changes in working capital	3,480	1,129	2,331
Maintenance capital expenditures	(526)	(1,012)	(107)
Free cash flow	75,134	72,631	21,989	2,503	3.4	50,642	NM

NM — Not meaningful

(1)	Interest expense, net, includes adjustments to derivative instruments and non-cash amortization of deferred financing fees.
(2)	Other non-cash income, net, primarily includes amortization of tolling liabilities. See “Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items, Free Cash Flow and Proportionately Combined Metrics” above for further discussion.

Results of Operations: Contracted Power — (continued)

Year Ended December 31, 2017 Compared with Year Ended December 31, 2016

Revenue

Revenue decreased by $4.1 million for the year ended December 31, 2017 compared with the year ended December 31, 2016. Revenue from BEC decreased driven by reduced capacity prices and lower energy margins tied to mild weather, partially offset by additional tariff-based ancillary services provided to the grid operator. Revenue at the wind and solar facilities increased primarily due to contributions from acquired solar facilities, partially offset by lower wind and solar generation.

Cost of Product Sales

Cost of product sales decreased for the year ended December 31, 2017 compared with the year ended December 31, 2016 primarily due to a reduction in gas consumed at BEC as a result of reduced generation and lower natural gas costs, including from the recently completed gas lateral, partially offset by incremental costs from acquired solar facilities.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased slightly for the year ended December 31, 2017 compared with the year ended December 31, 2016 primarily due to incremental costs associated with the improvement projects constructed at BEC, incremental costs from acquisitions and development-related expenses at the wind and solar facilities, partially offset by lower costs related to leased engines and insurance savings at BEC.

Depreciation and Amortization

Depreciation and amortization expense increased for the year ended December 31, 2017 compared with the year ended December 31, 2016 primarily due to incremental expenses associated with acquisitions completed in 2017 and 2016 and projects placed in service during the year.

Other Income, net

Other income, net, increased for the year ended December 31, 2017 compared with the year ended December 31, 2016 primarily due to our share of the development profit on the sale of certain renewable project assets by a developer. In addition, other income, net, includes financing income from a credit facility provided to that developer. The increase in other income, net, was partially offset by the absence of escrow proceeds related to the BEC acquisition received during the year ended December 31, 2016.

Interest Expense, Net

Interest expense includes gains on derivative instruments of $716,000 for the year ended December 31, 2017 compared with losses on derivative instruments of $2.5 million for the year ended December 31, 2016. Excluding the derivative adjustments, interest expense increased for the year ended December 31, 2017 compared with the year ended December 31, 2016 primarily due to debt assumed in an acquisition completed in December 2016, partially offset by lower average debt balances on all other facilities. Cash interest expense was $27.3 million for the year ended December 31, 2017 compared with $24.6 million for the year ended December 31, 2016.

Results of Operations: Contracted Power — (continued)

Income Taxes

Our wind and solar facilities where we do not own 100% are held in limited liability companies that are treated as partnerships for tax purposes. As such, these entities do not pay federal or state income taxes on a standalone basis, but each partner pays federal and state income taxes based on their allocated share of taxable income. For the year ended December 31, 2017, MIC expects its allocated share of the federal taxable income from these facilities to be a loss of approximately $10.7 million. For 2016, MIC’s allocated share of the federal taxable income from these facilities was a loss of approximately $20.0 million.

The taxable income generated by BEC is reported on our consolidated federal income tax return and is subject to New York state income tax as part of a combined return. For the year ended December 31, 2017, the business does not expect to have a federal or a state income tax liability. Future current federal taxable income attributable to BEC may be offset in consolidation with the application of NOLs at the MIC holding company level.

Year Ended December 31, 2016 Compared with Year Ended December 31, 2015

Revenue

Total revenue increased for the year ended December 31, 2016 compared with the year ended December 31, 2015 as a result of improved output from wind and solar facilities as well as full-year contribution from BEC, which was acquired on April 1, 2015. During the year ended December 31, 2016, solar resources were approximately 99% of long-term historical average. For the year ended December 31, 2016, the wind resource was approximately 94% of long-term historical average.

At BEC, revenue for the year ended December 31, 2016 was higher than the year ended December 31, 2015 as a result of an additional quarter of ownership. Lower capacity prices in the year ended December 31, 2016 compared with the year ended December 31, 2015 were largely offset by higher utilization in the year ended December 31, 2016. Higher utilization was driven by higher than expected summer temperatures, which resulted in an average capacity factor of approximately 26% for the year ended December 31, 2016 compared with approximately 24% for the year ended December 31, 2015.

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

Other Income, net

Other income, net, increased for the year ended December 31, 2016 compared with the year ended December 31, 2015 primarily due to escrow proceeds received in 2016 related to our acquisition of BEC.

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

Results of Operations: Contracted Power — (continued)

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

Income Taxes

For the year ended December 31, 2016, our allocated share of the federal taxable income from these facilities was a loss of approximately $20.0 million. For the year ended December 31, 2015, MIC’s allocated share of the taxable income from the wind and solar facilities was a loss of approximately $50.0 million.

For the year ended December 31, 2016, BEC did not have a federal or a state income tax liability.

Maintenance Capital Expenditures

For the year ended December 31, 2016, CP incurred maintenance capital expenditures of $1.0 million and $673,000 on an accrual basis and cash basis, respectively. Maintenance capital expenditures were primarily to fund system upgrades.

Results of Operations: MIC Hawaii

MIC Hawaii generated results that were below expectations primarily driven by underperformance by our design-build mechanical contractor as a result of cost overruns on projects with fixed revenue. The largest of the MIC Hawaii businesses, Hawaii Gas, recorded an increase in the volume of gas sold of 1.7%. Each of the MIC Hawaii businesses experienced price pressure in 2017, including price declines in the unregulated LPG distribution portion of the business.

The MIC Hawaii businesses continued to support the State’s clean energy goals by taking steps to diversify our feedstocks to include fuels which are cleaner burning and have the potential to lower energy costs, such as renewable natural gas (RNG) and liquefied natural gas (LNG). Alongside Waihonu Solar, we added additional clean energy and distributed generation projects in this segment.

In August 2017, Hawaii Gas filed a general rate case with the HPUC. The rate case seeks an increase in revenue of $15.0 million per year and, if approved, is expected to be implemented in mid-2018.

Results of Operations: MIC Hawaii — (continued)

	Year Ended December 31,			Change (From 2016 to 2017) Favorable/ (Unfavorable)		Change (From 2015 to 2016) Favorable/ (Unfavorable)
	2017	2016	2015
	$	$	$	$	%	$	%
	($ In Thousands) (Unaudited)
Product revenue	222,955	213,159	226,952	9,796	4.6	(13,793)	(6.1)
Service revenue	54,913	20,762	—	34,151	164.5	20,762	NM
Total revenue	277,868	233,921	226,952	43,947	18.8	6,969	3.1
Cost of product sales (exclusive of depreciation and amortization shown separately below)	143,787	119,429	150,053	(24,358)	(20.4)	30,624	20.4
Cost of services (exclusive of depreciation and amortization shown separately below)	49,365	16,335	—	(33,030)	NM	(16,335)	NM
Cost of revenue – total	193,152	135,764	150,053	(57,388)	(42.3)	14,289	9.5
Gross margin	84,716	98,157	76,899	(13,441)	(13.7)	21,258	27.6
Selling, general and administrative expenses	26,938	24,276	21,475	(2,662)	(11.0)	(2,801)	(13.0)
Depreciation and amortization	15,303	11,325	9,335	(3,978)	(35.1)	(1,990)	(21.3)
Operating income	42,475	62,556	46,089	(20,081)	(32.1)	16,467	35.7
Interest expense, net(1)	(7,041)	(5,559)	(7,279)	(1,482)	(26.7)	1,720	23.6
Other expense, net	(731)	(812)	(556)	81	10.0	(256)	(46.0)
Provision for income taxes	(9,287)	(20,441)	(14,261)	11,154	54.6	(6,180)	(43.3)
Net income	25,416	35,744	23,993	(10,328)	(28.9)	11,751	49.0
Less: net loss attributable to noncontrolling interests	(148)	(3,663)	—	(3,515)	(96.0)	3,663	NM
Net income attributable to MIC	25,564	39,407	23,993	(13,843)	(35.1)	15,414	64.2
Reconciliation of net income to EBITDA excluding non-cash items and a reconciliation of cash provided by operating activities to Free Cash Flow:
Net income	25,416	35,744	23,993
Interest expense, net(1)	7,041	5,559	7,279
Provision for income taxes	9,287	20,441	14,261
Depreciation and amortization	15,303	11,325	9,335
Pension expense(2)	1,090	1,272	1,125
Other non-cash expense (income), net(3)	2,494	(11,539)	4,090
EBITDA excluding non-cash items	60,631	62,802	60,083	(2,171)	(3.5)	2,719	4.5
EBITDA excluding non-cash items	60,631	62,802	60,083
Interest expense, net(1)	(7,041)	(5,559)	(7,279)
Adjustments to derivative instruments recorded in interest expense(1)	(398)	(2,088)	(15)
Amortization of debt financing costs(1)	403	948	483
(Provision) benefit for current income taxes	(8,312)	(8,353)	184
Pension contribution	—	(3,500)	—
Changes in working capital	(6,364)	9,342	(1,570)
Cash provided by operating activities	38,919	53,592	51,886
Changes in working capital	6,364	(9,342)	1,570
Maintenance capital expenditures	(6,568)	(7,939)	(9,338)
Free cash flow	38,715	36,311	44,118	2,404	6.6	(7,807)	(17.7)

NM — Not meaningful

(1)	Interest expense, net, includes adjustments to derivative instruments related to interest rate swaps and non-cash amortization of deferred financing fees. For the year ended December 31, 2016, interest expense, net, also included a non-cash write-off of deferred financing fees related to the February 2016 refinancing at Hawaii Gas.

Results of Operations: MIC Hawaii — (continued)

(2)	Pension expense primarily consists of interest cost, expected return on plan assets and amortization of actuarial and performance gains and losses. Any cash contributions to pension plans are not included in pension expense, but rather reflected as a reduction to Free Cash Flow, as noted in the table above.
(3)	Other non-cash expense (income), net, primarily includes non-cash adjustments related to unrealized gains (losses) on commodity hedges and asset retirement obligations. See “Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items, Free Cash Flow and Proportionately Combined Metrics” above for further discussion.

Year Ended December 31, 2017 Compared with Year Ended December 31, 2016

Hawaii Gas generates a significant portion of its revenue from the sale of gas. Accordingly, revenue can fluctuate based on the wholesale cost of the commodity to Hawaii Gas and may not reflect the business’ ability to effectively manage volume and price. For example, an increase in revenue may be attributable to an increase in the wholesale cost of gas and not an increase in the volume sold or price per BTU. Conversely, a decline in revenue may be attributable to a decrease in the wholesale cost of gas and not a reduction in volume sold or price per BTU.

Gross margin, which we define as revenue less cost of product sales and services, excluding depreciation and amortization, is the effective “top line” for Hawaii Gas as it is reflective of the business’ ability to drive growth in the volume of products and services and the margins earned on those sales over time. We believe that investors utilize gross margin as it is reflective of our performance in managing volume and price throughout the commodity cycle. Gross margin is reconciled to operating income — the most comparable GAAP measure — by subtracting selling, general and administrative expenses and depreciation and amortization in the table above.

Revenue and Gross Margin

Revenue increased by $43.9 million for the year ended December 31, 2017 compared with the year ended December 31, 2016. The increase is primarily attributable to contributions from acquisitions, an increase in the wholesale cost of gas and an increase of 1.7% in the volume of gas sold by Hawaii Gas for the year ended December 31, 2017. On an underlying basis, adjusting for changes in customer inventory, the volume of gas sold increased by 1.2% in the year ended December 31, 2017 compared with the year ended December 31, 2016.

Gross margin decreased by $13.4 million for the year ended December 31, 2017 compared with the year ended December 31, 2016. The decrease for the year ended December 31, 2017 is primarily attributable to unrealized losses on commodity hedges of $94,000 compared with unrealized gains on commodity hedges of $15.0 million for the year ended December 31, 2016, partially offset by contribution from acquisitions.

Gross margin, excluding the impact of unrealized gains and losses on commodity hedges, increased by $1.6 million, or 2.0%, for the year ended December 31, 2017 compared with the year ended December 31, 2016. The increase was primarily as a result of contributions from acquisitions and lower transmission and distribution expenses, partially offset by a decrease in gross margin from the non-utility business at Hawaii Gas.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the year ended December 31, 2017 compared with the year ended December 31, 2016 primarily due to incremental costs from acquisitions.

Depreciation and Amortization

Depreciation and amortization expense increased for the year ended December 31, 2017 compared with the year ended December 31, 2016 primarily due to incremental expenses associated with acquisitions.

Operating Income

Operating income decreased for the year ended December 31, 2017 compared with the year ended December 31, 2016 due to the decrease in gross margin, an increase in depreciation and amortization expense and an increase in selling, general and administrative expenses.

Results of Operations: MIC Hawaii — (continued)

Interest Expense, Net

Interest expense includes gains on derivative instruments of $409,000 and $1.8 million for the years ended December 31, 2017 and 2016, respectively. For the year ended December 31, 2016, interest expense also included the non-cash write-off of deferred financing costs at Hawaii Gas related to the refinancing of its $80.0 million term loan and its $60.0 million revolving credit facility. Excluding the derivative adjustments and the write-off of the deferred financing costs, interest expense increased for the year ended December 31, 2017 compared with the year ended December 31, 2016 primarily due to debt assumed from an acquisition and the financing of solar facilities constructed in the past year. Cash interest expense was $7.0 million for the year ended December 31, 2017 compared with $6.7 million for the year ended December 31, 2016.

Income Taxes

The taxable income generated by the MIC Hawaii businesses is reported on our consolidated federal income tax return and is subject to Hawaii state income tax on a stand-alone basis. The tax expense in the table above includes both state tax and the portion of the consolidated federal tax liability attributable to the businesses. The Provision for current income taxes of $8.3 million for the year ended December 31, 2017 in the above table includes $7.6 million of federal income tax expense and $680,000 of state income tax expense. Any current federal income tax payable is expected to be offset in consolidation with the application of NOLs at the MIC holding company level.

Maintenance Capital Expenditures

For the year ended December 31, 2017, MIC Hawaii incurred maintenance capital expenditures of $6.6 million and $7.0 million on an accrual basis and cash basis, respectively, compared with $7.9 million and $8.4 million on an accrual basis and cash basis, respectively, for the year ended December 31, 2016.

Other Matters

The Tax Cuts and Jobs Act is expected to have both positive and negative impacts on the businesses of MIC Hawaii. The positive aspects primarily benefit the non-regulated MIC Hawaii businesses and include the reduction in federal corporate tax rates and the expensing of a portion of capital expenditures. On the other hand, the regulated MIC Hawaii business expects a reduction in revenues as a result of the lower federal corporate tax rate. The HPUC determines the allowable rate of return Hawaii Gas can earn and therefore the rates it charges for its services. As a result of the reduction in federal corporate tax rate, Hawaii Gas requires a smaller amount of revenue to generate the same allowable return. We expect the application of the new laws to reduce revenue generated by Hawaii Gas with a corresponding reduction in federal income tax expense. The HPUC has opened a proceeding that is expected to result in a determination of the final impact of the new tax law on regulated utilities in Hawaii, including the treatment of accumulated deferred taxes as of the date of the change in federal corporate tax rate.

Hawaii Gas’ utility gas rates are regulated by the HPUC. On August 1, 2017, Hawaii Gas filed a general rate case application with the HPUC requesting an annual increase in regulated revenues of $15.0 million. To the extent that new rates are approved by regulators, we expect that interim rate increases, if any, could take effect in mid-2018.

Year Ended December 31, 2016 Compared with Year Ended December 31, 2015

Revenue and Gross Margin

The increase in revenue and gross margin includes contributions from acquisitions during the year ended December 31, 2016. The volume of gas sold by Hawaii Gas increased by 3.6% for the year ended December 31, 2016. On an underlying basis, adjusting for changes in customer inventory, the volume of gas sold increased by 4.2% for the year ended December 31, 2016.

Results of Operations: MIC Hawaii — (continued)

Gross margin, excluding the impact of unrealized gains and losses on commodity hedges, increased for the year ended December 31, 2016 compared with the year ended December 31, 2015 primarily due to acquisitions and an increase in the volume of gas sold, partially offset by lower margin per BTU. The business defines margin per BTU as product revenue less the cost of product sales excluding production, transmission and distribution costs as a percentage of volume of gas sold.

Selling, General and Administrative Expenses

Selling, general and administrative expense increased for the year ended December 31, 2016 compared with the year ended December 31, 2015 primarily due to transactional and operating costs from new acquisitions, partially offset by lower sales and promotion, vehicle and legal costs.

Operating Income

Operating income increased for the year ended December 31, 2016 compared with the year ended December 31, 2015 due to the increase in gross margin, partially offset by the increase in selling, general and administrative expenses and an increase in depreciation and amortization expense.

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

Income Taxes

The Provision for current income taxes of $8.4 million for the year ended December 31, 2016 in the above table includes $7.1 million of federal income tax expense and $1.3 million of state income tax expense. The Benefit for current income taxes of $184,000 for the year ended December 31, 2015 includes $10,000 of federal income tax benefit and $174,000 of state income tax benefit.

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

Results of Operations: Corporate and Other

The financial results below reflect Corporate and Other’s performance during the periods below.

	Year Ended December 31,			Change (From 2016 to 2017) Favorable/ (Unfavorable)		Change (From 2015 to 2016) Favorable/ (Unfavorable)
	2017	2016	2015
	$	$	$	$	%	$	%
	($ In Thousands) (Unaudited)
Fees to Manager-related party(1)	71,388	68,486	354,959	(2,902)	(4.2)	286,473	80.7
Selling, general and administrative expenses(2)	25,013	13,056	11,575	(11,957)	(91.6)	(1,481)	(12.8)
Depreciation	161	—	—	(161)	NM	—	—
Operating loss	(96,562)	(81,542)	(366,534)	(15,020)	(18.4)	284,992	77.8
Interest expense, net(3)	(27,006)	(17,243)	(14,242)	(9,763)	(56.6)	(3,001)	(21.1)
Other (expense) income, net	(1,018)	—	687	(1,018)	NM	(687)	(100.0)
Benefit for income taxes	46,655	61,137	151,910	(14,482)	(23.7)	(90,773)	(59.8)
Net loss	(77,931)	(37,648)	(228,179)	(40,283)	(107.0)	190,531	83.5
Reconciliation of net loss to EBITDA excluding non-cash items and a reconciliation of cash used in operating activities to Free Cash Flow:
Net loss	(77,931)	(37,648)	(228,179)
Interest expense, net(3)	27,006	17,243	14,242
Benefit for income taxes	(46,655)	(61,137)	(151,910)
Depreciation	161	—	—
Fees to Manager-related party(1)	71,388	68,486	354,959
Other non-cash expense	831	681	750
EBITDA excluding non-cash items	(25,200)	(12,375)	(10,138)	(12,825)	(103.6)	(2,237)	(22.1)
EBITDA excluding non-cash items	(25,200)	(12,375)	(10,138)
Interest expense, net(3)	(27,006)	(17,243)	(14,242)
Convertible senior notes interest(4)	7,782	1,969	—
Amortization of debt financing costs(3)	3,964	2,755	2,341
Amortization of debt discount(3)	3,266	1,007	—
Benefit for current income taxes	16,155	8,624	6,959
Changes in working capital(1)	(13,864)	(5,772)	(68,264)
Cash used in operating activities	(34,903)	(21,035)	(83,344)
Changes in working capital(1)	13,864	5,772	68,264
Free cash flow	(21,039)	(15,263)	(15,080)	(5,776)	(37.8)	(183)	(1.2)

NM — Not meaningful

(1)	Fees to Manager-related party includes base management fees and performance fees, if any. In July 2015, our board requested, and our Manager agreed, that $67.8 million of the performance fee for the quarter ended June 30, 2015 be settled in cash in July 2015 to minimize dilution. The remaining $67.8 million obligation was settled and reinvested in shares by our Manager on August 1, 2016.
(2)	For the year ended December 31, 2017, selling, general and administrative expenses included $8.5 million of costs related to the implementation of a shared service initiative and $9.3 million of costs incurred in connection with the evaluation of various investment and acquisition opportunities.
(3)	Interest expense, net, included non-cash amortization of deferred financing fees and non-cash amortization of debt discount related to the 2.00% Convertible Senior Notes due October 2023.
(4)	Represents the cash interest expense reclassified to Atlantic Aviation related to the 2.00% Convertible Senior Notes due October 2023, proceeds of which were used to pay down a portion of Atlantic Aviation's credit facility in October 2016.

Liquidity and Capital Resources

General

Our primary cash requirements include normal operating expenses, debt service, debt principal payments, payments of dividends and capital expenditures. Our primary source of cash is operating activities, although we may draw on credit facilities for capital expenditures, issue new equity or debt or sell assets to generate cash.

At December 31, 2017, our consolidated debt outstanding totaled $3,638.8 million (excluding adjustments for unamortized debt discounts), our consolidated cash balance totaled $47.1 million and consolidated available capacity under our revolving credit facilities totaled $853.5 million, excluding letter of credits outstanding of $60.7 million.

The following table shows MIC’s proportionate debt obligations at February 20, 2018 ($ in thousands):

Business	Debt	Weighted Average Remaining Life (in years)	Balance Outstanding(1)	Weighted Average Rate(2)
MIC Corporate
	Revolving Facility	3.9	$107,500	3.34%
	Convertible Senior Notes	3.7	752,451	2.41%
IMTT
	Senior Notes	8.2	600,000	3.97%
	Tax-Exempt Bonds	4.2	508,975	3.31%
	Revolving Facility	2.2	205,000	3.09%
Atlantic Aviation
	Term Loan	3.6	390,000	2.50%
	Revolving Facility	3.6	274,000	3.09%
CP
	Renewables – Project Finance	14.3	261,166	4.82%
	BEC – Term Loan	4.5	251,000	3.91%
MIC Hawaii(3)
	Term Loan	5.6	96,511	2.85%
	Senior Notes	4.5	100,000	4.22%
	Revolving Facility	5.0	14,000	2.84%
Total		5.3	$3,560,603	3.28%

(1)	Proportionate to MIC's ownership interest.
(2)	Reflects annualized interest rate on all facilities including interest rate hedges.
(3)	Excludes $2.6 million of equipment loans at MIC Hawaii business.

Liquidity and Capital Resources — (continued)

The following table profiles each revolving credit facility at our businesses and at MIC Corporate as of February 20, 2018 ($ in thousands):

Business	Debt	Weighted Average Remaining Life (in years)	Undrawn Amount	Interest Rate(1)
MIC Corporate(2)	Revolving Facility	3.9	$492,500	LIBOR + 1.750%
IMTT	USD Revolving Facility	2.2	345,000	LIBOR + 1.500%
	CAD Revolving Facility	2.2	50,000	Bankers' Acceptance Rate + 1.500%
Atlantic Aviation	Revolving Facility	3.6	76,000	LIBOR + 1.500%
CP – BEC	Revolving Facility	4.5	25,000	LIBOR + 2.125%
CP – Renewables	Revolving Facility	1.8	19,980	LIBOR + 2.000%
MIC Hawaii(3)	Revolving Facility	5.0	46,000	LIBOR + 1.250%
Total(4)		3.3	$1,054,480

(1)	Excludes commitment fees.
(2)	On January 3, 2018, the Company completed the refinancing and upsizing of its senior secured revolving credit facility and extended its maturity to January 2022.
(3)	On February 12, 2018, Hawaii Gas completed the refinancing of its existing $60.0 million revolving credit facility and extended its maturity to February 2023.
(4)	Excludes letters of credits outstanding of $43.2 million.

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

Liquidity and Capital Resources — (continued)

COMMITMENTS AND CONTINGENCIES

The following table summarizes our future obligations, by period due, as of December 31, 2017, under our various contractual obligations and commitments. We had no other off-balance sheet arrangement at that date or currently.

	Payments Due by Period
	Total	Less than One Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	($ In Thousands)
Long-term debt(1)	$3,638,767	$50,835	$674,697	$1,597,777	$1,315,458
Interest obligations(2)	672,313	125,338	230,861	166,725	149,389
Operating lease obligations(3)	697,603	50,028	88,237	82,690	476,648
Pension and post-retirement benefit obligations(4)	131,562	12,379	24,591	25,048	69,544
Purchase commitments	74,488	35,749	37,711	1,028	—
Service commitments	73,968	11,163	16,123	9,378	37,304
Capital expenditure commitments	143,636	108,297	30,807	3,100	1,432
Other	67,742	10,318	16,635	6,767	34,022
Total contractual cash obligations(5)	$5,500,079	$404,107	$1,119,662	$1,892,513	$2,083,797

(1)	The long-term debt represents the consolidated principal obligations to various lenders and reflects the refinancing of the MIC senior secured revolving credit facility and the extension of Hawaii Gas’ term loan and revolving credit facility subsequent to December 31, 2017. The primary debt facilities are subject to certain covenants, the violation of which could result in acceleration of the maturity dates. For a description of the material terms and debt covenants of MIC and its businesses, see Note 7, “Long-Term Debt”, in our consolidated financial statements in “Financial Statements and Supplementary Data” in Part II, Item 8, of this Form 10-K.
(2)	The variable rate portion on the interest obligation on long-term debt was calculated using three months LIBOR forward spot rate at December 31, 2017.
(3)	This represents the minimum annual rentals required to be paid under non-cancellable operating leases with terms in excess of one year.
(4)	The pension and post-retirement benefit obligation is forecasted payments, by actuaries, for the next ten years.
(5)	The above table does not reflect certain long-term obligations, such as deferred taxes, for which we are unable to estimate the period in which the obligation will be incurred.

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

	Year Ended December 31,			Change (From 2016 to 2017) Favorable/ (Unfavorable)		Change (From 2015 to 2016) Favorable/ (Unfavorable)
	2017	2016	2015
($ In Thousands)	$	$	$	$	%	$	%
Cash provided by operating activities	529,459	560,320	381,156	(30,861)	(5.5)	179,164	47.0
Cash used in investing activities	(566,116)	(376,845)	(448,816)	(189,271)	(50.2)	71,971	16.0
Cash provided by (used in) financing activities	38,500	(161,313)	42,896	199,813	123.9	(204,209)	NM

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

The decrease in consolidated cash provided by operating activities for the year ended December 31, 2017 compared with the year ended December 31, 2016 was primarily due to:

•	increase in the cost of jet fuel at Atlantic Aviation and the increase in the cost of gas at MIC Hawaii;
•	timing of payment of insurance premium; and
•	an increase in current state taxes; partially offset by
•	an absence of interest rate swap breakage fees and interest rate cap premiums paid in connection with the Atlantic Aviation refinancing;
•	improved operating results from existing businesses and contributions from acquisitions; and
•	an absence of any voluntary pension contributions.

The increase in consolidated cash provided by operating activities for the year ended December 31, 2016 compared with the year ended December 31, 2015 was primarily due to:

•	an increase in EBITDA excluding non-cash items;
•	an absence of a portion of a performance fee settled in cash in 2015; and
•	a decrease in interest rate swap breakage fees and interest rate cap premiums paid in connection with refinancings; partially offset by
•	an increase in current state taxes.

We believe our operating activities overall provide a source of sustainable and stable cash flows over the long-term with the opportunity for future growth as a result of:

•	consistent customer demand driven by the basic nature of the services provided;
•	our strong competitive position due to factors including:
•	high initial development and construction costs;

Liquidity and Capital Resources — (continued)

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

The increase in consolidated cash used in investing activities for the year ended December 31, 2017 compared with the year ended December 31, 2016 was primarily due to:

•	larger acquisitions in 2017, primarily 7 terminals at IMTT (Epic) and two FBOs at Atlantic Aviation;
•	an increase in capital expenditures primarily for BEC expansion project;
•	the absence of insurance proceeds received by IMTT during 2016; and
•	net borrowings by a third party renewables developer on a revolving credit facility provided by our CP business.

The decrease in consolidated cash used in investing activities for the year ended December 31, 2016 compared with the year ended December 31, 2015 was primarily due to:

•	larger acquisitions in 2015, primarily BEC on April 1, 2015; partially offset by
•	an increase in capital expenditures primarily for BEC expansion project and at Atlantic Aviation and MIC Hawaii during the year ended December 31, 2016.

Growth Capital Expenditures

We invested $302.4 million, $257.6 million and $132.6 million of growth capital expenditures in our existing businesses during the years ended December 31, 2017, 2016 and 2015, respectively.

We continuously evaluate opportunities to deploy capital in both growth projects and in acquisitions of additional businesses, whether as part of our existing businesses or in new lines of business. These opportunities can be significant. We are expanding BEC by 130 MW on adjacent land and have deployed approximately $120.0 million growth capital on the project in 2017. In aggregate, we have deployed approximately $640.0 million in these types of activities in 2017. In 2018, we expect to undertake a number of growth capital projects as part of our continued repurposing of our terminals at IMTT and the improvement in capacity and capabilities of the businesses in our other segments. As of February 21, 2018, our backlog of approved growth capital projects was approximately $240.0 million.

Liquidity and Capital Resources — (continued)

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

The change in consolidated cash provided by financing activities for the year ended December 31, 2017 compared with the cash used in financing activities for the year ended December 31, 2016 was primarily due to:

•	higher net debt borrowings during 2017 to partially fund acquisitions, growth capital expenditures and general corporate purposes; and
•	the absence of the purchase of the remaining 33.3% interest in IMTT’s Quebec terminal that it did not previously own in March 2016; partially offset by
•	cash proceeds from the issuance of the 2.00% Convertible Senior Notes due October 2023, net of deferred financing costs paid, in 2016;
•	an increase in dividends paid to stockholders during 2017; and
•	a decrease in contributions received from noncontrolling interests during 2017.

The change in consolidated cash used in financing activities for the year ended December 31, 2016 compared with the cash provided by financing activities for the year ended December 31, 2015 was primarily due to:

•	an absence of cash proceeds from the equity offering completed in March 2015, net of offering costs paid;
•	net borrowing on IMTT credit facilities upon refinancing its debt in May 2015, net of deferred financing costs paid;
•	an increase in dividends paid to stockholders during 2016; and
•	the purchase of the remaining 33.3% interest in IMTT’s Quebec marine terminal that it did not previously own in March 2016; partially offset by
•	cash proceeds from the issuance of the 2.00% Convertible Senior Notes due October 2023, net of deferred financing costs paid, in 2016;
•	the net repayment of term loan at BEC, net of deferred financing costs paid, in 2015; and
•	borrowings on the Atlantic Aviation and IMTT revolving credit facility for growth capital expenditures and the MIC revolving credit facility for general corporate purposes during 2016.

Liquidity and Capital Resources — (continued)

IMTT

During the year ended December 31, 2017, IMTT drew down $285.0 million on its USD revolving credit facility for general corporate purposes, to fund capital expenditures and to fund a portion of the Epic acquisition, of which $107.0 million was repaid. IMTT had $1.3 billion of debt outstanding consisting of $600.0 million of senior notes, $509.0 million of tax-exempt bonds and $210.0 million drawn on its unsecured revolving credit facility. IMTT has access to $600.0 million of revolving credit facilities, of which $390.0 million remained undrawn at December 31, 2017. For the years ended December 31, 2017, 2016 and 2015, cash interest expense, excluding any interest rate swap breakage fees, was $40.5 million, $39.3 million and $37.9 million, respectively. At December 31, 2017, IMTT was in compliance with its financial covenants.

Through February 21, 2018, IMTT repaid $5.0 million drawn on its revolving credit facility resulting in an outstanding balance of $205.0 million.

Atlantic Aviation

During the year ended December 31, 2017, the business borrowed $330.5 million on its senior secured revolving credit facility for general corporate purposes and to partially fund acquisitions of FBOs during the year, of which $120.5 million was repaid. At December 31, 2017, Atlantic Aviation had total debt outstanding of $648.0 million comprising $390.0 million senior secured, first lien term loan facility and $258.0 million outstanding on its senior secured, first lien revolving credit facility. Atlantic Aviation has access to a $350.0 million revolving credit facility, of which $92.0 million remained undrawn at December 31, 2017.

For the years ended December 31, 2017, 2016 and 2015, cash interest expense, excluding any interest rate swap breakage fees and interest rate cap premium, was $20.7 million, $25.9 million and $28.9 million, respectively. Cash interest expense for the years ended December 31, 2017 and December 31, 2016 are inclusive of the cash interest expense related to the $402.5 million of 2.00% Convertible Senior Notes due October 2023, the proceeds of which were used in part to reduce the drawn balance of Atlantic Aviation’s revolving credit facility. See MIC Corporate below. At December 31, 2017, Atlantic Aviation was in compliance with its financial covenants.

Through February 21, 2018, Atlantic Aviation borrowed an additional $16.0 million for general corporate purposes on its revolving credit facility resulting in an outstanding balance of $274.0 million.

CP

At December 31, 2017, the CP segment had $576.6 million in term loans outstanding. For the years ended December 31, 2017, 2016 and 2015, cash interest expense, excluding any interest rate swap breakage fees, was $27.3 million, $24.6 million and $26.9 million, respectively.

BEC

At December 31, 2017, BEC had $251.0 million of an amortizing term loan facility outstanding and access to a revolving credit facility of $25.0 million that was undrawn. For the years ended December 31, 2017, 2016 and 2015, cash interest expense, excluding any interest rate swap breakage fees, was $10.5 million, $10.9 million and $12.0 million, respectively. At December 31, 2017, BEC was in compliance with its financial covenants.

Wind and Solar Facilities

At December 31, 2017, the wind and solar facilities had an aggregate $325.6 million in term loan debt outstanding. Cash interest expense was $16.8 million, $13.7 million and $14.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. At December 31, 2017, all of the wind and solar facilities were in compliance with their respective financial covenants.

Liquidity and Capital Resources — (continued)

MIC Hawaii

At December 31, 2017, MIC Hawaii had total debt outstanding of $199.3 million in term loans and senior secured note borrowings and access to a revolving credit facility of $60.0 million that was undrawn. Cash interest expense was $7.0 million, $6.7 million and $6.8 million for the years ended December 31, 2017, 2016 and 2015, respectively.

Hawaii Gas

At December 31, 2017, Hawaii Gas had total debt outstanding of $180.0 million in term loan and senior secured note borrowings and a revolving credit facility of $60.0 million that was undrawn. Cash interest expense was $6.3 million, $6.3 million and $6.8 million for the years ended December 31, 2017, 2016 and 2015, respectively. At December 31, 2017, Hawaii Gas was in compliance with its financial covenants.

Through February 21, 2018, Hawaii Gas borrowed $17.0 million for general corporate purposes and repaid $3.0 million drawn on its revolving credit facility resulting in an outstanding balance of $14.0 million.

In February 2018, Hawaii Gas exercised the second of two one-year extensions related to its $80.0 million secured term loan facility and its $60.0 million revolving credit facility. The maturities have been extended to February 2023.

Other Businesses

At December 31, 2017, the other businesses within MIC Hawaii had $19.3 million in outstanding debt, consisting primarily of $16.7 million term loan debt related to our solar facilities. At December 31, 2017, these businesses were in compliance with their financial covenants.

MIC Corporate

During the year ended December 31, 2017, MIC drew down $315.5 million and repaid $172.0 million on its senior secured revolving credit facility primarily for general corporate purposes. At December 31, 2017, the outstanding balance on the senior secured revolving credit facility was $143.5 million resulting in an undrawn balance of $266.5 million. At December 31, 2017, MIC also had $350.0 million and $402.5 million in convertible senior notes outstanding that bear interest at 2.875% and 2.00%, respectively. Cash interest expense was $12.0 million, $11.5 million and $11.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. Cash interest expense for the years ended December 31, 2017 and 2016 exclude the cash interest expense related to the $402.5 million of 2.00% Convertible Senior Notes due October 2023, the proceeds of which were used in part to reduce the drawn balance of Atlantic Aviation’s revolving credit facility. See Atlantic Aviation above. At December 31, 2017, MIC Corporate was in compliance with its financial covenants.

On January 3, 2018, the Company completed the refinancing and upsizing of its senior secured revolving credit facility to $600.0 million and extended the maturity through January 3, 2022.

Through February 21, 2018, the Company borrowed an additional $1.5 million for general corporate purposes and repaid $37.5 million drawn on its revolving credit facility resulting in an outstanding balance of $107.5 million.

For a description of the material terms and debt covenants of MIC and its businesses, see Note 7, “Long-Term Debt”, in our consolidated financial statements in “Financial Statements and Supplementary Data” in Part II, Item 8, of this Form 10-K.

CRITICAL ACCOUNTING POLICIES AND ESTIMATES

The preparation of our financial statements requires management to make estimates and judgments that affect the amounts reported in the financial statements and accompanying notes. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances. Actual results could differ from these estimates under different assumptions and judgments and uncertainties, and potentially could result in materially different results under different conditions. Our critical accounting policies and estimates are discussed below. These estimates and policies are consistent with the estimates and accounting policies followed by the businesses we own and operate.

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

If an entity concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, it needs to perform the two-step impairment test. This requires management to make judgments in determining what assumptions to use in the calculation. The first step of the process consists of estimating the fair value of each reporting unit based on a discounted cash flow model using revenue and profit forecasts and comparing those estimated fair values with the carrying values, which includes the allocated goodwill. If the estimated fair value is less than the carrying value, a second step is performed to compute the amount of the impairment by determining an “implied fair value” of goodwill. The determination of a reporting unit’s “implied fair value” of goodwill requires the allocation of the estimated fair value of the reporting unit to the assets and liabilities of the reporting unit. Any unallocated fair value represents the “implied fair value” of goodwill, which is compared with its corresponding carrying value. IMTT, Atlantic Aviation, CP and the MIC Hawaii businesses are separate reporting units for purposes of this analysis. The impairment test for trademarks, which are not amortized, requires the determination of the fair value of such assets. If the fair value of the trademarks is less than their carrying value, an impairment loss is recognized in an amount equal to the difference. We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and/or intangible assets. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, or material negative change in relationship with significant customers.

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

IMTT

Revenue from IMTT is recorded in service revenue. Services provided by IMTT include: (i) Contracts for the use of storage capacity at the various terminals which predominantly have non-cancelable terms of generally one to three years. These contracts generally provide for payments for providing storage capacity and product movement (thruput) throughout their term based on a fixed rate per barrel of capacity leased, with a majority of contract adjusted annually for inflation indices. These contracts are accounted for as operating leases and the related rental income is recognized in service revenue over the term of the contract based upon the rate specified in the contract; (ii) Revenue from the rendering of ancillary services includes activities such as heating, mixing, and blending, and is recognized as the related services are performed based on contract rates; (iii) Payments received prior to the related services being performed or as a reimbursement for specific fixed asset additions or improvements related to a customer’s contract are recorded as deferred revenue and ratably recognized as revenues over the contract term; and (iv) Environmental response services revenues are recognized as services are rendered.

Atlantic Aviation

Revenue from Atlantic Aviation is recorded in service revenue. Services provided by Atlantic Aviation include: (i) Fuel services are recognized when fuel has been delivered to the customer, collection of the resulting receivable is probable, persuasive evidence of an arrangement exists and the fee is fixed or determinable. Fuel services are recorded net of volume discounts and rebates; (ii) Contracted hangar rental revenue is recognized over the term of the customer contract; and (iii) Other FBO services consisting principally of de-icing services, landing, concession, terminal use and fuel distribution fees are recognized as the services are rendered to the customer. FBO services also includes fueling fees for fueling certain carriers with fuel owned by such carriers. Revenue from these transactions are recorded based on the service fee earned and does not include the cost of the carriers’ fuel.

CP

BEC

BEC’s revenues are derived from contracts that are accounted for as an operating lease that does not have minimum lease payments. These revenues are recorded within product revenue.

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

Wind and solar facilities

Owners of the wind and solar facilities sell substantially all of the electricity generated at a fixed price to customers pursuant to long-term (typically 20 – 25 years) PPAs. Substantially all of the PPAs are accounted for as operating leases, have no minimum lease payments and all of the rental income under these leases is recorded within product revenue when the electricity is delivered.

MIC Hawaii

Hawaii Gas

Revenue from Hawaii Gas is recorded in product revenue. Hawaii Gas recognizes revenue when products are delivered. Sales of gas to customers are billed on a monthly-cycle basis. Earned but unbilled revenue is accrued and included in accounts receivable and revenue based on the amount of gas that is delivered but not billed to customers from the latest meter reading or billed delivery date to the end of an accounting period. The related costs are charged to expense.

Other businesses

The other businesses within MIC Hawaii primarily consist of a mechanical contractor focused on designing and constructing energy efficient building infrastructure and controlling interests in renewable and distributed power facilities including two facilities on Oahu. Revenue generated by the mechanical contractor business is recognized from long-term construction contracts on the percentage-of-completion method recorded in service revenue. At December 31, 2017, the signed contract backlog from the mechanical contractor business totaled approximately $42.0 million, which primarily is expected to be recognized into revenue within two to three years. PPAs at the renewable facilities are accounted for as operating leases and the related rental income is recorded in product revenues when the electricity is delivered.

Hedging

From time to time we enter into interest rate agreements to minimize potential variations in cash flows resulting from fluctuations in interest rates and their impact on its variable-rate debt. In addition, Hawaii Gas enters into commodity price hedges to mitigate the impact of fluctuations in propane prices on its cash flows.

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

Interest Rate Risk

We are exposed to interest rate risk in relation to the borrowings of our businesses. Our current policy is to enter into derivative financial instruments to fix variable-rate interest payments covering a portion of the interest rate risk associated with the borrowings of our businesses, subject to the requirements of our lenders. As of December 31, 2017, we had $3.6 billion of current and long-term debt, of which $1.4 billion was economically hedged with interest rate contracts, $1.6 billion was fixed rate debt and $608.6 million was unhedged.

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

IMTT

At December 31, 2017, IMTT had $509.0 million in tax exempt bonds outstanding. The floating rate has been fully fixed at a weighted average of 2.70% using interest rate swap contracts through June 2021, approximately one year before the tax exempt bonds are subject to mandatory tender. A 10% decrease in interest rates would result in a $2.7 million decrease in the fair market value of the interest rate swaps and a corresponding 10% increase would result in a $3.2 million increase in the fair market value.

At December 31, 2017, IMTT also had $210.0 million outstanding under its revolving credit facility, which floats at LIBOR plus 1.50%. A 10% decrease in interest rate on this debt would result in a $328,000 decrease in interest expense per year and a corresponding 10% increase would result in a $328,000 increase in interest expense per year.

Atlantic Aviation

At December 31, 2017, Atlantic Aviation had $390.0 million of term loan debt and $258.0 million of revolving credit facility debt outstanding. At December 31, 2017, the interest rate on the term loan and revolving credit facility debt floats at LIBOR plus 1.50% based on a leverage based interest grid. This floating rate has been partially hedged with $400.0 million of interest rate cap agreements with a strike price of 1.0% through September 2021, approximately the maturity of the debt. A 10% decrease in interest rates would result in a $3.2 million decrease in the fair market value of the interest rate caps and a corresponding 10% increase would result in a $4.0 million increase in the fair market value. A 10% decrease in interest rate on the revolving credit facility would result in a $404,000 decrease in interest expense per year and a corresponding 10% increase would result in a $404,000 increase in interest expense per year.

CP

BEC

At December 31, 2017, BEC had $251.0 million of term loan debt outstanding. The interest rate on the term loan debt floats at LIBOR plus 2.125% at December 31, 2017. This floating rate has been fixed at 3.91% using amortizing interest rate swap contracts that are expected to equal the total principal balance outstanding on the term loan debt through August 2021, approximately one year prior to maturity. A 10% decrease in interest rates would result in a $1.8 million decrease in the fair market value of the interest rate swaps and a corresponding 10% increase would result in a $2.2 million increase in the fair market value.

Wind facility

At December 31, 2017, one of the wind facilities had $132.5 million of term loan debt outstanding. The interest rate on this term loan facility floats at LIBOR plus 1.625% at December 31, 2017. This floating rate has been fixed at a weighted average rate of 4.763% using amortizing interest rate swap contracts that are expected to equal the total principal balance outstanding on the term loan facility through maturity in December 2027. A 10% decrease in interest rates would result in a $1.7 million decrease in the fair market value of the interest rate swaps and a corresponding 10% increase would result in a $1.4 million increase in the fair market value.

Solar facilities

At December 31, 2017, one of the solar facilities had $7.1 million of floating term loan debt outstanding. The interest rate on this term loan facility floats at LIBOR plus 2.00% through maturity in September 2023. A 10% decrease in interest rate on this debt would result in an $11,000 decrease in interest expense per year and a corresponding 10% increase would result in an $11,000 increase in interest expense per year.

MIC Hawaii

Hawaii Gas

At December 31, 2017, Hawaii Gas had $80.0 million of term loan debt outstanding. The interest rate on this term loan facility floats at LIBOR plus 1.75% at December 31, 2017. This floating rate has been fixed at 2.74% using interest rate swap contract through February 2020, approximately three years prior to maturity. A 10% decrease in interest rates would result in a $346,000 decrease in the fair market value of the interest rate swaps and a corresponding 10% increase would result in a $441,000 increase in the fair market value.

Other businesses

At December 31, 2017, the solar facilities in Hawaii had $16.7 million of term loan debt outstanding. The interest rate on this term loan facility floats at LIBOR plus 2.00%. This floating rate has been fixed at 3.38% using an interest rate swap contract through June 2026. A 10% decrease in interest rates would result in a $217,000 decrease in the fair market value of the interest rate swaps and a corresponding 10% increase would result in a $263,000 increase in the fair market value.

MIC Corporate

At December 31, 2017, MIC Corporate had $143.5 million outstanding under its revolving credit facility, which floats at LIBOR plus 1.75%. A 10% decrease in interest rate on this debt would result in a $224,000 decrease in interest expense per year and a corresponding 10% increase would result in a $224,000 increase in interest expense per year.

Commodity Price Risk

MIC Hawaii

Hawaii Gas

The risk associated with fluctuations in the prices at Hawaii Gas pays for propane is principally a result of market forces reflecting changes in supply and demand for propane and other energy commodities. Hawaii Gas’ gross margin is sensitive to changes in propane supply costs and Hawaii Gas may not always be able to pass through product cost increases fully or on a timely basis, particularly when product costs rise rapidly. In order to reduce the volatility of the business’ propane market price risk, Hawaii Gas has used and expects to continue to use over-the-counter commodity derivative instruments including price swaps. Hawaii Gas does not use commodity derivative instruments for speculative or trading purposes. Over-the-counter derivative commodity instruments utilized by Hawaii Gas to hedge forecasted purchases of propane are generally settled at expiration of the contract. The fair value of unsettled commodity price risk sensitive instruments at December 31, 2017 was an asset of $10.5 million. A 10% increase in the market price of propane would result in an increase in such fair value of approximately $2.3 million. A 10% decrease in the market price of propane would result in a decrease in such fair value of approximately $2.5 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MACQUARIE INFRASTRUCTURE CORPORATION

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Macquarie Infrastructure Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Macquarie Infrastructure Corporation and subsidiaries (the “Company”) as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the Company’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 21, 2018 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

Basis for Opinion

These consolidated financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the consolidated financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the consolidated financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the consolidated financial statements. We believe that our audits provide a reasonable basis for our opinion.

/s/ KPMG LLP

We have served as the Company’s auditor since 2004.

Dallas, Texas
February 21, 2018

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED BALANCE SHEETS
($ in Thousands, Except Share Data)

	As of December 31,
	2017	2016
ASSETS
Current assets:
Cash and cash equivalents	$47,121	$44,767
Restricted cash	24,963	16,420
Accounts receivable, less allowance for doubtful accounts of $895 and $1,434, respectively	158,152	124,846
Inventories	36,955	31,461
Prepaid expenses	14,685	14,561
Fair value of derivative instruments	11,965	5,514
Other current assets	13,804	7,099
Total current assets	307,645	244,668
Property, equipment, land and leasehold improvements, net	4,659,614	4,346,536
Investment in unconsolidated business	9,526	8,835
Goodwill	2,068,668	2,024,409
Intangible assets, net	914,098	888,971
Fair value of derivative instruments	24,455	30,781
Other noncurrent assets	24,945	15,053
Total assets	$8,008,951	$7,559,253
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Due to Manager – related party	$5,577	$6,594
Accounts payable	60,585	69,566
Accrued expenses	89,496	83,734
Current portion of long-term debt	50,835	40,016
Fair value of derivative instruments	1,710	9,297
Other current liabilities	47,762	41,802
Total current liabilities	255,965	251,009
Long-term debt, net of current portion	3,530,311	3,039,966
Deferred income taxes	632,070	896,116
Fair value of derivative instruments	4,668	5,966
Tolling agreements – noncurrent	52,595	60,373
Other noncurrent liabilities	182,639	158,289
Total liabilities	4,658,248	4,411,719
Commitments and contingencies	—	—

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED BALANCE SHEETS – (continued)
($ in Thousands, Except Share Data)

	As of December 31,
	2017	2016
Stockholders’ equity(1):
Common stock ($0.001 par value; 500,000,000 authorized; 84,733,957 shares issued and outstanding at December 31, 2017 and 82,047,526 shares issued and outstanding at December 31, 2016)	$85	$82
Additional paid in capital	1,840,033	2,089,407
Accumulated other comprehensive loss	(29,993)	(28,960)
Retained earnings	1,343,567	892,365
Total stockholders’ equity	3,153,692	2,952,894
Noncontrolling interests	197,011	194,640
Total equity	3,350,703	3,147,534
Total liabilities and equity	$8,008,951	$7,559,253

(1)	See Note 9, “Stockholders’ Equity”, for discussions on preferred stock and special stock.

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
($ in Thousands, Except Share and Per Share Data)

	Year Ended December 31,
	2017	2016	2015
Revenue
Service revenue	$1,445,832	$1,288,562	$1,288,501
Product revenue	368,881	363,169	350,749
Total revenue	1,814,713	1,651,731	1,639,250
Costs and expenses
Cost of services	624,214	524,423	551,029
Cost of product sales	164,311	142,731	168,954
Selling, general and administrative	331,345	303,033	304,862
Fees to Manager – related party	71,388	68,486	354,959
Depreciation	234,164	226,492	215,243
Amortization of intangibles	68,253	65,425	101,435
Total operating expenses	1,493,675	1,330,590	1,696,482
Operating income (loss)	321,038	321,141	(57,232)
Other income (expense)
Interest income	199	132	55
Interest expense(1)	(110,602)	(116,933)	(123,079)
Other income, net	11,323	21,786	1,288
Net income (loss) before income taxes	221,958	226,126	(178,968)
Benefit (provision) for income taxes	234,154	(71,257)	65,161
Net income (loss)	$456,112	$154,869	$(113,807)
Less: net income (loss) attributable to noncontrolling interests	4,910	(1,512)	(5,270)
Net income (loss) attributable to MIC	$451,202	$156,381	$(108,537)
Basic income (loss) per share attributable to MIC	$5.42	$1.93	$(1.39)
Weighted average number of shares outstanding: basic	83,204,404	80,892,654	77,997,826
Diluted income (loss) per share attributable to MIC	$5.13	$1.85	$(1.39)
Weighted average number of shares outstanding: diluted	91,073,362	82,218,627	77,997,826
Cash dividends declared per share	$5.56	$5.05	$4.46

(1)	Interest expense includes gains on derivative instruments of $3.0 million and losses on derivative instruments of $5.0 million and $28.5 million for the years ended December 31, 2017, 2016 and 2015, respectively.

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
($ in Thousands)

	Year Ended December 31,
	2017	2016	2015
Net income (loss)	$456,112	$154,869	$(113,807)
Other comprehensive (loss) income, net of taxes:
Change in post-retirement benefit plans(1)	(3,651)	(2,017)	4,049
Translation adjustment(2)(3)	2,618	2,375	(9,671)
Other comprehensive (loss) income	(1,033)	358	(5,622)
Comprehensive income (loss)	$455,079	$155,227	$(119,429)
Less: comprehensive income (loss) attributable to noncontrolling interests(3)	4,910	(78)	(9,147)
Comprehensive income (loss) attributable to MIC	$450,169	$155,305	$(110,282)

(1)	Change in post-retirement benefit plans is presented net of tax benefit of $3.0 million and $1.4 million and tax expense of $2.7 million for the years ended December 31, 2017, 2016 and 2015, respectively. See Note 9, “Stockholders’ Equity”, for further discussions.
(2)	Translation adjustment is presented net of tax expense of $2.0 million and $618,000 and tax benefit of $3.9 million for the years ended December 31, 2017, 2016 and 2015, respectively. See Note 9, “Stockholders’ Equity”, for further discussions.
(3)	On March 31, 2016, IMTT acquired the remaining 33.3% interest in its Quebec terminal that it did not previously own. As part of this transaction, the translation adjustment of $4.6 million, net of taxes, was reclassified from noncontrolling interests to accumulated other comprehensive loss. See Note 9, “Stockholders’ Equity”, for disclosures on accumulated other comprehensive loss.

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
($ in Thousands, Except Share Data)

				Shares
	Year Ended December 31,			Year Ended December 31,
	2017	2016	2015	2017	2016	2015
LLC Interests(1)
Balance, beginning of year	$—	$—	$1,942,745	—	—	71,089,590
Issuance of shares, net of offering costs	—	—	471,627	—	—	6,111,253
Issuance of shares to Manager	—	—	176,256	—	—	2,213,666
Issuance of shares to independent directors	—	—	750	—	—	12,525
Issuance of shares pursuant to conversion of convertible senior notes	—	—	2	—	—	23
Dividends to stockholders(2)	—	—	(162,967)	—	—	—
Conversion of LLC interests to common stock(1)	—	—	(2,428,413)	—	—	(79,427,057)
Balance, end of year	$—	$—	$—	—	—	—
Common Stock
Balance, beginning of year	$82	$80	$—	82,047,526	80,006,744	—
Issuance of shares, net of offering costs	—	—	—	78,343	157,649	53,798
Issuance of shares pursuant to acquisition	2	—	—	1,650,104	—	—
Issuance of shares to Manager(3)	1	2	1	948,147	1,874,426	525,598
Issuance of shares to independent directors	—	—	—	9,595	8,660	—
Issuance of shares pursuant to conversion of convertible senior notes	—	—	—	242	47	291
Conversion of LLC interests to common stock(1)	—	—	79	—	—	79,427,057
Balance, end of year	$85	$82	$80	84,733,957	82,047,526	80,006,744
Additional Paid in Capital
Balance, beginning of year	$2,089,407	$2,317,421	$21,447
Issuance of shares, net of offering costs	5,603	11,751	3,822
Issuance of shares pursuant to acquisition	124,998	—	—
Issuance of shares to Manager	72,273	135,343	42,388
Issuance of shares to independent directors	681	750	—
Issuance of shares pursuant to conversion of convertible senior notes	20	4	23
Dividends to common stockholders(2)	(452,949)	(396,093)	(178,593)
Purchase of noncontrolling interest	—	6,102	—
Conversion of LLC interests to common stock(1)	—	—	2,428,334
Equity component of convertible senior notes issued, net of tax(4)	—	14,129	—
Balance, end of year	$1,840,033	$2,089,407	$2,317,421
Accumulated Other Comprehensive Loss
Balance, beginning of year	$(28,960)	$(23,295)	$(21,550)
Other comprehensive loss	(1,033)	(1,076)	(1,745)
Purchase of noncontrolling interest(5)	—	(4,589)	—
Balance, end of year	$(29,993)	$(28,960)	$(23,295)
Retained Earnings
Balance, beginning of year	$892,365	$735,984	$844,521
Net income (loss)	451,202	156,381	(108,537)
Balance, end of year	$1,343,567	$892,365	$735,984
Total Stockholders' Equity	$3,153,692	$2,952,894	$3,030,190

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – (continued)
($ in Thousands, Except Share Data)

	Year Ended December 31,
	2017	2016	2015
Noncontrolling Interests
Balance, beginning of year	$194,640	$172,252	$183,005
Distributions to noncontrolling interests	(3,916)	(4,639)	(2,138)
Net adjustment to noncontrolling interest from acquisitions/disposition(5)	919	11,674	—
Contributions from noncontrolling interests	458	15,431	532
Net income (loss)	4,910	(1,512)	(5,270)
Other comprehensive income (loss)	—	1,434	(3,877)
Balance, end of year	$197,011	$194,640	$172,252
Total Equity	$3,350,703	$3,147,534	$3,202,442

(1)	See Note 9, “Stockholders' Equity”, for discussion on LLC interests, common stock and additional paid in capital.
(2)	See Note 9, “Stockholders' Equity”, for discussion on cash dividends paid on shares for each period.
(3)	Excludes 100 shares of special stock issued to Manager. See Note 9, “Stockholders' Equity”, for further discussion.
(4)	Represents the stockholders' equity component of the $402.5 million 2.00% Convertible Senior Notes due October 2023 recorded net of taxes of $11.9 million. See Note 7, “Long-Term Debt”, for further discussions.
(5)	On March 31, 2016, IMTT acquired the remaining 33.3% interest in its Quebec terminal that it did not previously own. As part of this transaction, the translation adjustment of $4.6 million, net of taxes, was reclassified from noncontrolling interests to accumulated other comprehensive loss. See Note 9, “Stockholders’ Equity”, for disclosures on accumulated other comprehensive loss.

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in Thousands)

	Year Ended December 31,
	2017	2016	2015
Operating activities
Net income (loss)	$456,112	$154,869	$(113,807)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization of property and equipment	234,164	226,492	215,243
Amortization of intangible assets	68,253	65,425	101,435
Amortization of debt financing costs	8,700	21,041	9,075
Amortization of debt discount	3,266	1,007	—
Adjustments to derivative instruments	(9,010)	(54,549)	(47,208)
Fees to Manager-related party	71,388	68,486	287,139
Deferred taxes	(245,314)	63,947	(58,734)
Pension expense	8,106	8,601	7,300
Other non-cash income, net	(2,463)	(1,370)	(1,047)
Changes in other assets and liabilities, net of acquisitions:
Restricted cash	425	525	722
Accounts receivable	(31,444)	(8,415)	5,418
Inventories	(6,182)	(2,343)	(84)
Prepaid expenses and other current assets	(7,044)	7,794	(6,964)
Due to Manager – related party	(130)	135	(33)
Accounts payable and accrued expenses	(7,073)	4,686	(8,002)
Income taxes payable	464	8,251	(5,926)
Pension contribution	—	(3,500)	—
Other, net	(12,759)	(762)	(3,371)
Net cash provided by operating activities	529,459	560,320	381,156
Investing activities
Acquisitions of businesses and investments, net of cash acquired	(209,962)	(69,168)	(266,895)
Purchases of property and equipment	(340,952)	(314,684)	(194,148)
Proceeds from insurance claim	83	11,068	—
Loan to project developer	(23,341)	(5,000)	—
Loan repayment from project developer	17,079	—	—
Change in restricted cash	(9,295)	(84)	10,559
Other, net	272	1,023	1,668
Net cash used in investing activities	(566,116)	(376,845)	(448,816)

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)
($ in Thousands)

	Year Ended December 31,
	2017	2016	2015
Financing activities
Proceeds from long-term debt	$931,001	$1,311,000	$2,486,569
Payment of long-term debt	(440,950)	(1,476,228)	(2,554,552)
Proceeds from the issuance of shares	6,060	12,623	492,433
Dividends paid to common stockholders	(452,949)	(396,093)	(341,560)
Contributions received from noncontrolling interests	458	15,431	532
Purchase of noncontrolling interest	—	(9,909)	—
Distributions paid to noncontrolling interests	(3,936)	(4,630)	(2,546)
Offering and equity raise costs paid	(466)	(1,601)	(16,984)
Debt financing costs paid	(717)	(17,392)	(23,816)
Proceeds from the issuance of convertible senior notes	—	402,500	—
Change in restricted cash	397	5,587	5,166
Payment of capital lease obligations	(398)	(2,601)	(2,346)
Net cash provided by (used in) financing activities	38,500	(161,313)	42,896
Effect of exchange rate changes on cash and cash equivalents	511	211	(856)
Net change in cash and cash equivalents	2,354	22,373	(25,620)
Cash and cash equivalents, beginning of period	44,767	22,394	48,014
Cash and cash equivalents, end of period	$47,121	$44,767	$22,394
Supplemental disclosures of cash flow information
Non-cash investing and financing activities:
Accrued financing costs	$107	$3	$3
Accrued purchases of property and equipment	$24,940	$28,228	$23,396
Acquisition of equipment through capital leases	$—	$—	$398
Issuance of shares to Manager	$72,274	$135,345	$218,645
Issuance of shares to independent directors	$681	$750	$750
Issuance of shares for acquisition of business	$125,000	$—	$—
Conversion of convertible senior notes to shares	$20	$4	$25
Conversion of LLC interests to common stock(1)	$—	$—	$79
Conversion of LLC interests to additional paid in capital(1)	$—	$—	$2,428,334
Distributions payable to noncontrolling interests	$22	$42	$33
Taxes paid (refund), net	$10,704	$(898)	$6,654
Interest paid	$112,132	$108,737	$109,450

(1)	See Note 9, “Stockholders’ Equity”, for discussion on LLC interests, common stock and additional paid in capital.

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Organization and Description of Business

Macquarie Infrastructure Corporation (MIC) is the successor to Macquarie Infrastructure Company LLC (MIC LLC) pursuant to the conversion (the Conversion) of MIC LLC from a Delaware limited liability company to a Delaware corporation on May 21, 2015. MIC LLC was formed on April 13, 2004. Except as otherwise specified, all references in this Form 10-K to “MIC” or the “Company” refer (i) from and after the time of the Conversion, to Macquarie Infrastructure Corporation and its subsidiaries and (ii) prior to the Conversion, to the predecessor MIC LLC and its subsidiaries. Except as otherwise specified, all references in this Form 10-K to “common stock” or “shares” refer (i) from and after the time of the Conversion, to common stock and (ii) prior to the Conversion, LLC interests.

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

The Company owns its businesses through its direct wholly-owned subsidiary MIC Ohana Corporation, the successor to Macquarie Infrastructure Company Inc. The Company owns and operates a diversified portfolio of businesses that provide services to other businesses, government agencies and individuals primarily in the U.S. The businesses it owns and operates are organized into four segments:

•	International-Matex Tank Terminals (IMTT): a business providing bulk liquid terminalling to third parties at 17 terminals in the U.S. and two in Canada;
•	Atlantic Aviation: a provider of fuel, terminal, aircraft hangaring and other services primarily to owners and operators of general aviation (GA) jet aircraft at 70 airports throughout the U.S.;
•	Contracted Power (CP): comprising electricity generating assets including a gas-fired facility and controlling interests in wind and solar facilities in the U.S.; and
•	MIC Hawaii: comprising an energy company that processes and distributes gas and provides related services (Hawaii Gas) and several smaller businesses collectively engaged in efforts to reduce the cost and improve the reliability and sustainability of energy in Hawaii.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company consolidates investments where it has a controlling financial interest. The general condition for a controlling financial interest is ownership of a majority of the voting interest and, therefore, as a general rule, ownership, directly or indirectly, of over 50% of the outstanding voting shares is a condition for consolidation. In addition, if the Company demonstrates that it has the ability to direct policies and management, this may be also indication for consolidation. For investments in variable interest entities, the Company consolidates when it is determined to be the primary beneficiary of the variable interest entity. As of December 31, 2017, the Company was the primary beneficiary in seven solar facilities and two wind facilities in the U.S. and consolidated these projects accordingly.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

Investments

Investment in unconsolidated business of $9.5 million and $8.8 million at December 31, 2017 and 2016, respectively, represent primarily a 20% ownership interest in a joint venture acquired in conjunction with the IMTT Acquisition on July 16, 2014. This investment is accounted for at cost on the consolidated balance sheet. Dividend income from this investment is recorded in Other income, net, on the consolidated statements of operations.

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

Business Combinations

Acquisitions of businesses that the Company controls are accounted for under the purchase method of accounting. The amounts assigned to the identifiable assets acquired and liabilities assumed in connection with acquisitions are based on estimated fair values as of the date of the acquisition, with the remainder, if any, recorded as goodwill. The fair values are determined by the Company’s management, taking into consideration information supplied by the management of acquired entities and other relevant information. Such information includes valuations supplied by independent appraisal experts for significant business combinations. The valuations are generally based upon future cash flow projections for the acquired assets, discounted to present value. The determination of fair value requires significant judgment both by management and outside experts engaged to assist in this process.

Cash and Cash Equivalents

The Company considers all highly liquid investments, including commercial paper issued by a counterparty with a Standard & Poor’s rating of A1+ or higher, with a maturity of three months or less when purchased to be cash equivalents. The Company did not have any investments in commercial paper at December 31, 2017 or 2016.

Restricted Cash

Restricted cash on the consolidated balance sheets represents primarily cash account agreements that require the businesses within the CP segment and the solar facilities within the MIC Hawaii segment that have long-term debt to maintain cash accounts. These cash accounts are restricted to funding operations, capital expenditures, debt service and make distributions to the Company and its partners. For these businesses, cash generated from operations is recorded as restricted cash upon receipt.

The Company recorded $25.0 million of cash pledged as collateral on its consolidated balance sheet at December 31, 2017, which was recorded within current assets. At December 31, 2016, the Company recorded $16.5 million of cash pledged as collateral on its consolidated balance sheet, of which $16.4 million was recorded within current assets. The remaining amounts are included in other noncurrent assets.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

Allowance for Doubtful Accounts

The Company uses estimates to determine the amount of allowance for doubtful accounts necessary to reduce billed and unbilled accounts receivable to their net realizable value. The Company estimates the required allowance by reviewing the status of past-due receivables and analyzing historical bad debt trends. Actual collection experience has not varied significantly from estimates primarily due to credit policies and a lack of concentration of accounts receivable. The Company writes off receivables deemed to be uncollectible to the allowance for doubtful accounts.

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

The Company’s inventory balance at December 31, 2017 comprised $16.6 million of inventory held for sale and $20.4 million of materials and supplies. The Company’s inventory balance at December 31, 2016 comprised $14.3 million of inventory held for sale and $17.2 million of materials and supplies.

Property, Equipment, Land and Leasehold Improvements

Property, equipment and land are initially recorded at cost. Leasehold improvements are recorded at the initial present value of the minimum lease payments less accumulated amortization. Major renewals and improvements are capitalized while maintenance and repair expenditures are expensed when incurred. Interest expense relating to construction in progress is capitalized as an additional cost of the asset. The Company depreciates property, equipment and leasehold improvements over their estimated useful lives on a straight-line basis. Excluding the regulated business at MIC Hawaii, the estimated economic useful lives range according to the table below:

Buildings	20 to 30 years
Leasehold and land improvements	7 to 30 years
Machinery and equipment	3 to 34 years
Furniture and Fixtures	5 to 15 years

The estimated economic useful lives for the regulated business at MIC Hawaii ranges up to 68 years for buildings, leasehold and land improvements and machinery and equipment.

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

Contractual arrangements primarily relate to airport contract rights at Atlantic Aviation. The useful lives generally match the lease terms plus extensions under the business’ control.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

Impairment of Long-lived Assets, Excluding Goodwill

Long-lived assets, including amortizable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates recoverability by comparing the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Fair value is generally determined by estimates of discounted cash flows or value expected to be realized in a third party sale. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk.

Impairment of Goodwill

Goodwill is tested for impairment at least annually on October 1st or when there is a triggering event that indicates impairment. For the annual impairment test, the Company can make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before applying the two-step goodwill impairment test, as discussed below. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the two-step impairment test.

If an entity concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if there is a triggering event that indicates impairment, the Company needs to perform the two-step impairment test. This requires management to make judgments in determining what assumptions to use in the calculation. The first step is to determine the estimated fair value of each reporting unit with goodwill. The reporting units of the Company, for purposes of the impairment test, are those components of operating segments for which discrete financial information is available and segment management regularly reviews the operating results of that component. When determining reporting units, components with similar economic characteristics are combined.

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

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

Deferred Financing Costs

The Company capitalizes all direct costs incurred in connection with the issuance of debt as deferred financing costs. These costs are amortized over the contractual term of the debt instrument, which ranges from 2 to 23 years. At December 31, 2017, the weighted average remaining life of deferred financing costs was 5.5 years.

Derivative Instruments

From time to time the Company enters into interest rate derivative agreements to minimize potential variations in cash flows resulting from fluctuations in interest rates and their impact on its variable-rate debt. Hawaii Gas, a business within the MIC Hawaii reportable segment, enters into commodity price hedges to mitigate the impact of fluctuations in propane prices on its cash flows.

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

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with financial institutions and its balances may exceed federally insured limits. The Company’s accounts receivable are mainly derived from fuel and gas sales and services rendered under contract terms with commercial and private customers located primarily in the United States. At December 31, 2017 and 2016, there were no outstanding accounts receivable due from a single customer that accounted for more than 10% of the total accounts receivable. Additionally, no single customer accounted for more than 10% of the Company’s revenue during the years ended December 31, 2017, 2016 and 2015.

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

Accrued Expenses

Accrued expenses of $89.5 million and $83.7 million at December 31, 2017 and 2016, respectively, primarily consisted of payroll and related liabilities, purchase of property and equipment, interest, non-income related taxes, insurance and other individually insignificant balances.

Tolling Agreements Liability

Tolling agreements represent agreements with an off-taker where Bayonne Energy Center (BEC) agrees to sell 62.5% of its capacity, energy and ancillary services for fixed monthly tolling and capacity payments and variable monthly operations and maintenance (O&M) fees. Fixed payments received under these contracts

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

were below prevailing market rates at the date of acquisition. The difference between the present value of the fixed payments and the present value of the market rates at the date of acquisition is recorded as a liability on the consolidated balance sheet as part of purchase accounting. This liability is amortized into revenue over a weighted average life of the tolling agreements of approximately thirteen years at acquisition with approximately ten years remaining at December 31, 2017.

Income (Loss) per Share

The Company calculates income (loss) per share using the weighted average number of common shares outstanding during the period. Diluted income (loss) per share is computed using the weighted average number of dilutive common equivalent shares outstanding during the period. Common equivalent shares may consist of (i) shares issuable upon conversion of the Company’s convertible senior notes (using the if-converted method); (ii) stock units granted to the Company’s independent directors; and (iii) fees payable to the Manager that will be reinvested in shares by the Manager in a future period, if any. Common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

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

IMTT

Revenue from IMTT is recorded in service revenue. Services provided by IMTT include: (i) Contracts for the use of storage capacity at the various terminals which predominantly have non-cancelable terms of generally one to three years. These contracts generally provide for payments for providing storage capacity and product movement (thruput) throughout their term based on a fixed rate per barrel of capacity leased, with a majority of contract adjusted annually for inflation indices. These contracts are accounted for as operating leases and the related rental income is recognized in service revenue over the term of the contract based upon the rate specified in the contract; (ii) Revenue from the rendering of ancillary services includes activities such as heating, mixing, and blending, and is recognized as the related services are performed based on contract rates; (iii) Payments received prior to the related services being performed or as a reimbursement for specific fixed asset additions or improvements related to a customer’s contract are recorded as deferred revenue and ratably recognized as revenues over the contract term; and (iv) Environmental response services revenues are recognized as services are rendered.

Atlantic Aviation

Revenue from Atlantic Aviation is recorded in service revenue. Services provided by Atlantic Aviation include: (i) Fuel services are recognized when fuel has been delivered to the customer, collection of the resulting receivable is probable, persuasive evidence of an arrangement exists and the fee is fixed or determinable. Fuel services are recorded net of volume discounts and rebates; (ii) Contracted hangar rental revenue is recognized over the term of the customer contract; and (iii) Other fixed based operation (FBO) services consisting principally of de-icing services, landing, concession, terminal use and fuel distribution fees are recognized as the services are rendered to the customer. FBO services also includes fueling fees for fueling certain carriers with fuel owned by such carriers. Revenue from these transactions are recorded based on the service fee earned and does not include the cost of the carriers’ fuel.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

CP

Bayonne Energy Center (BEC)

BEC’s revenues are derived from contracts that are accounted for as an operating lease that does not have minimum lease payments. These revenues are recorded within product revenue.

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

Wind and solar facilities

Owners of the wind and solar facilities sell substantially all of the electricity generated at a fixed price to customers pursuant to long-term (typically 20 – 25 years) power purchase agreements (PPAs). Substantially all of the PPAs are accounted for as operating leases, have no minimum lease payments and all of the rental income under these leases is recorded within product revenue when the electricity is delivered.

MIC Hawaii

Hawaii Gas

Revenue from Hawaii Gas is recorded in product revenue. Hawaii Gas recognizes revenue when products are delivered. Sales of gas to customers are billed on a monthly-cycle basis. Earned but unbilled revenue is accrued and included in accounts receivable and revenue based on the amount of gas that is delivered but not billed to customers from the latest meter reading or billed delivery date to the end of an accounting period. The related costs are charged to expense.

Other businesses

The other businesses within MIC Hawaii primarily consist of a mechanical contractor focused on designing and constructing energy efficient building infrastructure and controlling interests in renewable and distributed power facilities including two facilities on Oahu. Revenue generated by the mechanical contractor business is recognized from long-term construction contracts on the percentage-of-completion method recorded in service revenue. At December 31, 2017, the signed contract backlog from the mechanical contractor business totaled approximately $42.0 million, which primarily is expected to be recognized into revenue within two to three years. PPAs at the renewable facilities are accounted for as operating leases and the related rental income is recorded in product revenues when the electricity is delivered.

Regulatory Assets and Liabilities

The utility operations of the Hawaii Gas business are subject to regulation with respect to rates, service, maintenance of accounting records, and various other matters by the Hawaii Public Utilities Commission (HPUC). The established accounting policies recognize the financial effects of the rate-making and accounting practices and policies of the HPUC. Regulated utility operations are subject to the provisions of ASC 980, Regulated Operations. This guidance requires regulated entities to disclose in their financial statements the authorized recovery of costs associated with regulatory decisions. Accordingly, certain costs that otherwise would normally be charged to expense may, in certain instances, be recorded as an asset in a regulatory

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

entity’s balance sheet. The Hawaii Gas business records regulatory assets as costs that have been deferred for which future recovery through customer rates has been approved by the HPUC. Regulatory liabilities represent amounts included in rates and collected from customers for costs expected to be incurred in the future.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company and its more than 80% owned subsidiaries file a consolidated U.S. federal income tax return, including its allocated share of the taxable income from its wind and solar facilities. The investments in wind and solar facilities, where the Company does not own 100% of the investment, within the CP and the MIC Hawaii segments are held in various LLCs, which are treated as partnerships for income tax purposes.

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

Recently Issued Accounting Standards

On March 10, 2017, the FASB issued ASU No. 2017-07, Compensation — Retirement Benefits (Topic 715): Improving the Presentation of Net Periodic Pension Cost and Net Periodic Postretirement Benefit Cost, which requires companies to present the service cost component separately from other components of net benefit cost. Specifically, a company will present service cost in the income statement line item in which it reports compensation cost. All other components of net benefit cost will be reported in the income statement separate from the service cost component and outside operating income. Additionally, the service cost component will be the only component that can be capitalized. The Company has early adopted this ASU in 2017 and the service cost component of the net periodic costs are recorded in the same line item as compensation costs in the statement of operations. All other costs within net benefit costs are recorded in Other income, net, on the consolidated statements of operations. The adoption of this ASU did not have a material impact to the presentation of the consolidated statements of operations.

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

On January 5, 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which provides a restrictive framework for determining whether business transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Determining whether a Company acquires a set of assets or a business will impact the initial measurement, the accounting treatment of direct acquisition related costs, contingent considerations and the bargain purchase price. The guidance in the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 for public issuers and shall be applied prospectively. The Company will evaluate this ASU on asset acquisitions and business combinations when it adopts the provisions of this ASU in 2018.

On November 17, 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires companies to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. This reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements. The guidance will be applied retrospectively and is effective for public business entities for fiscal years beginning after December 15, 2017 and interim periods within those years. The Company will include appropriate disclosures related to restricted cash in accordance with the standard when it adopts the provisions of this ASU in 2018.

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

There are two adoption methods available for implementation of the standard related to the recognition of revenue from contracts with customers. Under one method, the new guidance is applied retrospectively to contracts for each reporting period presented, subject to allowable practical expedients. Under the other method, referred to as the modified retrospective method, the new guidance is applied only to the most current period presented, recognizing the cumulative effect of the change to prior period amounts as an adjustment to the beginning balance of retained earnings, and also requires additional disclosures comparing the results to the previous guidance. The Company will adopt this standard using the modified retrospective method and the Company has determined that the adjustment to the beginning balance of retained earnings is not significant and that the adoption of this standard will not have a significant impact to the Company’s consolidated financial statements other than the additional required disclosures. The Company is still in the process of finalizing the changes to its systems, processes and internal controls to meet the reporting and disclosure requirements.

The Company believes key changes in the standard that impact the Company’s revenue recognition relate to the allocation of contract revenue between various services and equipment, and the timing of when those revenues are recognized. In addition, the Company currently includes sales, excise and value-added taxes related to sales transactions within revenue on the consolidated statements of operations. Upon adoption of ASU 2014-09, the Company will exclude sales-based taxes collected on behalf of third parties from service and product revenue and include these amounts in cost of services and product sales. The result will be an insignificant reclassification on the consolidated statements of operations.

ASU 2014-09 also introduces new qualitative and quantitative disclosure requirements about contracts with customers including revenue and impairments recognized, disaggregation of revenue and information about contract balance and performance obligations. Information is required about significant judgments and changes in judgments in determining the timing of satisfaction of performance obligations. The Company has finalized what additional information will be disclosed and determined that the overall level of disclosures related to revenue recognition will increase.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Income (Loss) per Share

Following is a reconciliation of the basic and diluted income (loss) per share computations ($ in thousands, except share and per share data):

	Year Ended December 31,
	2017	2016	2015
Numerator:
Net income (loss) attributable to MIC	$451,202	$156,381	$(108,537)
Interest expense attributable to 2.875% Convertible senior notes due July 2019, net of taxes	7,811	—	—
Interest expense attributable to 2.00% Convertible senior notes due October 2023, net of taxes	8,068	(4,523)	—
Diluted net income (loss) attributable to MIC	$467,081	$151,858	$(108,537)
Denominator:
Weighted average number of shares outstanding: basic	83,204,404	80,892,654	77,997,826
Dilutive effect of restricted stock unit grants	9,495	9,589	—
Dilutive effect of fees to Manager-related party	—	549,404	—
Dilutive effect of 2.875% Convertible senior notes due July 2019	4,252,609	—	—
Dilutive effect of 2.00% Convertible senior notes due October 2023	3,606,854	766,980	—
Weighted average number of shares outstanding: diluted	91,073,362	82,218,627	77,997,826
Income (loss) per share:
Basic income (loss) per share attributable to MIC	$5.42	$1.93	$(1.39)
Diluted income (loss) per share attributable to MIC	$5.13	$1.85	$(1.39)

The effect of potentially dilutive shares for the year ended December 31, 2017 is calculated assuming that (i) the restricted stock unit grants totaling 9,435 provided to the independent directors on May 17, 2017, which will vest during the second quarter of 2018, had been fully converted into shares on the grant date; (ii) the 8,604 restricted stock unit grants (net of 2,151 restricted stock unit grants forfeited on September 30, 2016) provided to the independent directors on May 18, 2016 and restricted stock unit grants of 991 provided to a new independent director on November 1, 2016, which vested during the second quarter of 2017, had been fully converted to shares on those grant dates; and (iii) the 2.00% Convertible Senior Notes due October 2023 and the 2.875% Convertible Senior Notes due July 2019 had been fully converted into shares on the date of issuance.

The effect of potentially dilutive shares for the year ended December 31, 2016 is calculated assuming that (i) the restricted stock unit grants totaling 8,604 (net of 2,151 restricted stock unit grants forfeited on September 30, 2016) provided to the independent directors on May 18, 2016 and restricted stock units grants of 991 provided to a new independent director on November 1, 2016, which vested during the second quarter of 2017, had been fully converted to shares on those grant dates; (ii) the 8,660 restricted stock unit grants provided to the independent directors on June 18, 2015, which vested during the second quarter of 2016, had been fully converted to shares on the grant date; (iii) the $67.8 million of the performance fee for the quarter ended June 30, 2015, which was reinvested in shares by the Manager on August 1, 2016, had been reinvested in shares by the Manager in July 2015; and (iv) the 2.00% Convertible Senior Notes due October 2023 had been fully converted into shares on the date of issuance. The 2.875% Convertible Senior Notes due July 2019 were anti-dilutive for the year ended December 31, 2016.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Income (Loss) per Share  – (continued)

Due to the Company’s net loss for the year ended December 31, 2015, (i) the 8,660 restricted stock unit grants provided to the independent directors on June 18, 2015, which vested during the second quarter of 2016; (ii) the 12,525 restricted stock unit grants provided to the independent directors on May 21, 2014, which vested during the second quarter of 2015; (iii) the $67.8 million of the performance fee for the quarter ended June 30, 2015, which was reinvested in shares by the Manager on August 1, 2016, had been reinvested in shares by the Manager in July 2015; and (iv) the 2.875% Convertible Senior Notes due July 2019, were all anti-dilutive.

The following represents the weighted average potential dilutive shares of common stock that were excluded from the diluted income (loss) per share calculation:

	Year Ended December 31,
	2017	2016	2015
Restricted stock unit grants	—	—	9,410
Fees to Manager – related party(1)	—	—	449,126
2.875% Convertible senior notes due July 2019	—	4,177,097	4,160,717
Total	—	4,177,097	4,619,253

(1)	Represents $67.8 million of the performance fee for the quarter ended June 30, 2015, which was reinvested in shares by the Manager on August 1, 2016. The weighted average potentially dilutive shares of common stock in the above table include shares assumed to have been reinvested in shares by the Manager in July 2015.

4. Property, Equipment, Land and Leasehold Improvements

Property, equipment, land and leasehold improvements at December 31, 2017 and 2016 consist of the following ($ in thousands):

	As of December 31,
	2017	2016
Land	$339,148	$304,240
Easements	131	131
Buildings	41,776	41,711
Leasehold and land improvements	834,241	673,122
Machinery and equipment	4,092,624	3,764,553
Furniture and fixtures	39,386	35,454
Construction in progress	246,422	233,184
	5,593,728	5,052,395
Less: accumulated depreciation	(934,114)	(705,859)
Property, equipment, land and leasehold improvements, net	$4,659,614	$4,346,536

2017 Acquisitions

During the year ended December 31, 2017, the Company invested approximately $340.0 million in acquisitions primarily consisting of (i) $171.5 million in seven bulk liquid storage terminals at IMTT, of which $125.0 million was funded through the issuance of shares; (ii) approximately $155.0 million in two fixed base operations (FBOs) at Atlantic Aviation; and (iii) the remainder in construction in progress renewable projects. The Company treated these as business combinations and substantially all of the purchase price was allocated to property, plant, equipment, land and leasehold improvements of approximately $205.0 million, intangible assets of approximately $93.0 million and goodwill of $43.6 million, all of which are tax deductible. The purchase price allocation for these acquisitions has been finalized as of December 31, 2017. The pro forma effects of these acquisitions is not material.

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

5. Intangible Assets

Intangible assets at December 31, 2017 and 2016 consist of the following ($ in thousands):

	As of December 31,
	2017	2016
Contractual arrangements	$989,228	$925,428
Non-compete agreements	14,014	10,014
Customer relationships	361,623	335,978
Leasehold rights	350	350
Trade names	16,091	16,091
Technology	8,760	8,760
	1,390,066	1,296,621
Less: accumulated amortization	(475,968)	(407,650)
Intangible assets, net	$914,098	$888,971

See Note 4, “Property, Equipment, Land and Leasehold Improvements”, for discussion on intangible assets and goodwill acquired during the year ended December 31, 2017.

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

At December 31, 2017, the Company had $13.7 million in trade names net of accumulated amortization, of which $7.5 million relates to Atlantic Aviation and are considered to be indefinite-lived. The remaining balance of $6.2 million relates to “The Gas Company” trade name.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Intangible Assets  – (continued)

Amortization expense of intangible assets for the years ended December 31, 2017, 2016 and 2015 totaled $68.3 million, $65.4 million and $101.4 million, respectively. The estimated future amortization expense for amortizable intangible assets to be recognized are ($ in thousands):

2018	$67,242
2019	64,294
2020	55,499
2021	50,243
2022	48,728
Thereafter	620,601
Total	$906,607

The goodwill balance as of December 31, 2017 is comprised of the following ($ in thousands):

Goodwill acquired in business combinations, net of disposals, at December 31, 2016	$2,149,894
Accumulated impairment charges	(123,200)
Other	(2,285)
Balance at December 31, 2016	2,024,409
Goodwill related to 2017 acquisitions	43,584
Other	675
Balance at December 31, 2017	$2,068,668

The Company tests for goodwill impairment at the reporting unit level on an annual basis on October 1st of each year and between annual tests if a triggering event indicates impairment. There were no triggering events indicating impairment for the year ended December 31, 2017.

6. Future Minimum Rental Revenue

Future minimum rental revenue for the remaining unexpired term of lease agreements in existence at December 31, 2017 is as follows ($ in thousands):

2018	$317,346
2019	182,037
2020	106,168
2021	56,751
2022	43,069
Thereafter	73,467
Total	$778,838

The above table does not include the future minimum rental revenue from the Company’s CP and the renewable businesses within the MIC Hawaii reportable segments. The payments from these leases are considered variable as they are based on the output of the underlying assets (i.e. energy generated).

7. Long-Term Debt

The Company capitalizes its businesses in part using floating rate bank debt with medium-term maturities between five and seven years. In general, the Company hedges the floating rate exposure for the majority of the term of these facilities. The Company also uses longer dated private placement debt and other forms of capital including bond or hybrid debt instruments to capitalize its businesses. In general, the debt facilities at the businesses are non-recourse to the holding company and there are no cross-collateralization or

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Long-Term Debt  – (continued)

cross-guarantee provisions in these facilities. All of the term debt facilities of the Company’s operating businesses described below contain customary financial covenants, including maintaining or exceeding certain financial ratios, and limitations on capital expenditures and additional debt. The facilities include events of default, representations and warranties and other covenants that are customary for facilities of this type, including change of control, which will occur if the Macquarie Group, or any fund or entity managed by the Macquarie Group, fails to control a majority of the Borrower. For a description of related party transactions associated with the Company’s long-term debt, see Note 11, “Related Party Transactions”.

At December 31, 2017 and 2016, the Company’s consolidated long-term debt comprised the following ($ in thousands):

	As of December 31,
	2017	2016
IMTT	$1,318,975	$1,140,975
Atlantic Aviation	648,000	449,691
CP	576,558	604,862
MIC Hawaii	199,282	200,744
MIC Corporate	873,477	726,730
Total	3,616,292	3,123,002
Current portion	(50,835)	(40,016)
Long-term portion	3,565,457	3,082,986
Unamortized deferred financing costs(1)	(35,146)	(43,020)
Long-term portion less unamortized debt discount and deferred financing costs	$3,530,311	$3,039,966

(1)	The weighted average remaining life of the deferred financing costs at December 31, 2017 was 5.5 years.

At December 31, 2017, the total undrawn capacity on the revolving credit facilities was $853.5 million excluding letters of credits outstanding of $60.7 million.

The following table represents the future maturities of long-term debt balances at December 31, 2017 and includes the unamortized debt discount of $22.5 million related to the 2.00% Convertible Senior Notes due October 2023. The maturities also reflect the refinancing of the MIC senior secured revolving credit facility and the extension of Hawaii Gas’ term loan and revolving credit facility subsequent to December 31, 2017 discussed below.

2018	$50,835
2019	401,876
2020	272,821
2021	610,602
2022	987,175
Thereafter	1,315,458
Total	$3,638,767

MIC Corporate

Senior Secured Revolving Credit Facility

In July 2014, the Company entered into a five-year, $250.0 million senior secured revolving credit facility with a syndicate of banks and subsequently increased the aggregate commitments under its revolving credit facility to $410.0 million, with all terms remaining the same. No amounts were drawn at December 31, 2016. During the year ended December 31, 2017, the Company drew down $315.5 million for general

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Long-Term Debt  – (continued)

corporate purposes and repaid $172.0 million resulting in an outstanding balance of $143.5 million. Through February 21, 2018, the Company borrowed an additional $1.5 million for general corporate purposes and repaid $37.5 million drawn on its revolving credit facility resulting in an outstanding balance of $107.5 million.

On January 3, 2018, the Company completed the refinancing and upsizing of its senior secured revolving credit facility to $600.0 million and extended the maturity through January 3, 2022.

2.875% Convertible Senior Notes due July 2019

In July 2014, the Company completed an underwritten public offering of a five-year, $350.0 million aggregate principal amount of 2.875% Convertible Senior Notes due July 2019 to partially fund the IMTT Acquisition and for general corporate purposes. The notes are convertible, at the holder’s option, into the Company’s shares, initially at a conversion rate of 11.7942 shares per $1,000 principal amount (equivalent to an initial conversion price of approximately $84.79 per share, subject to adjustment), at any time on or prior to the close of business on the second scheduled trading day immediately preceding the maturity date.

On November 13, 2017, the conversion rate increased to 12.3561 shares of common stock per $1,000 principal amount. The adjustment reflects, in accordance with the indenture governing the senior notes, the impact of dividends paid by the Company from July 15, 2017, the prior anniversary date of the convertible senior notes. The notes are the Company’s unsecured obligations and rank equal in right of payment with all of the Company’s existing and future senior unsecured indebtedness. The fair value of these convertible senior notes at December 31, 2017 was approximately $361.0 million. These convertible senior notes fall within Level 1 of the fair value hierarchy.

2.00% Convertible Senior Notes due October 2023

In October 2016, the Company completed an underwritten public offering of a seven year, $402.5 million aggregate principal amount of 2.00% Convertible Senior Notes due October 2023. The net proceeds of $392.4 million were used to repay a portion of the drawn balance under the revolving credit facility under the New AA Credit Agreement and to fully repay the outstanding balances on both the MIC senior secured and IMTT revolving credit facilities. The remaining proceeds were used for general corporate purposes. The notes are convertible, at the holder’s option, only upon satisfaction of one or more conditions set forth in the indenture governing the notes. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of Company’s common stock or a combination thereof, at the Company’s election. The initial conversion rate is 8.9364 shares per $1,000 principal amount (equivalent to an initial conversion price of approximately $111.90 per share, subject to adjustment).

On October 13, 2017, the conversion rate increased to 8.9713 shares of common stock per $1,000 principal amount. The adjustment was made, in accordance with the indenture governing the senior notes, on the anniversary of the convertible senior notes issuance and reflects the impact of dividends paid by the Company. The notes are not redeemable prior to maturity on October 1, 2023. The notes are the Company’s unsecured obligations and rank equal in right of payment with all of the Company’s existing and future senior unsecured indebtedness. The fair value of liability component of these convertible senior notes at December 31, 2017 was approximately $366.0 million. These convertible senior notes fall within Level 1 of the fair value hierarchy.

The $402.5 million of 2.00% Convertible Senior Notes due October 2023 had an initial value of the principal amount recorded as a liability of $375.8 million, using an effective interest rate of 3.1%. The remaining $26.7 million of principal amount was allocated to the conversion feature and recorded in additional paid in capital as a component of stockholders’ equity. This amount represents a discount to the debt to be amortized through interest expense using the effective interest method through the maturity of the

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Long-Term Debt  – (continued)

convertible senior notes. The Company also recorded $11.0 million in deferred financing costs from the issuance of the convertible senior notes, of which $729,000 was recorded as equity issuance costs as a component of stockholders’ equity.

At December 31, 2017 and 2016, the 2.00% Convertible Senior Notes due October 2023 consisted of the following ($ in thousands):

	As of December 31,
	2017	2016
Liability Component:
Principal	$402,500	$402,500
Unamortized debt discount	(22,475)	(25,741)
Long-term debt, net of unamortized debt discount	380,025	376,759
Unamortized deferred financing costs	(8,643)	(9,934)
Net carrying amount	$371,382	$366,825
Equity Component	$26,748	$26,748

For the years ended December 31, 2017 and 2016, total interest expense recognized related to the 2.00% Convertible Senior Notes due October 2023 consisted of the following ($ in thousands):

	Year Ended December 31,
	2017	2016
Contractual interest expense	$7,782	$1,969
Amortization of debt discount	3,266	1,007
Amortization of deferred financing costs	1,509	306
Total interest expense	$12,557	$3,282

The key terms of the senior secured revolving credit facility and the convertible senior notes are summarized in the table below.

Facility Terms	Senior Secured Revolving Credit Facility(1)	2.875% Convertible Senior Notes due July 2019	2.00% Convertible Senior Notes due October 2023
Total Committed Amount	$600.0 million	—	—
Amount Outstanding at December 31, 2017	$143.5 million	$350.0 million	$380.0 million, net of unamortized discount of $22.5 million
Maturity	January 2022	July 2019	October 2023
Amortization	Revolving, payable at maturity	Payable at maturity or convertible at the holder’s option into the Company’s shares	Payable at maturity or convertible at the holder’s option into cash, the Company’s shares or a combination thereof only upon satisfaction of one or more conditions set forth in the indenture
Interest Rate	LIBOR plus 1.75% at December 31, 2017	2.875% payable on January 15th and July 15th of each year	2.00% payable on April 1st and October 1st of each year
Commitment Fees	0.275% at December 31, 2017	—	—

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Long-Term Debt  – (continued)

Facility Terms	Senior Secured Revolving Credit Facility(1)	2.875% Convertible Senior Notes due July 2019	2.00% Convertible Senior Notes due October 2023
Security	Secured (may fall away if certain ratings and other conditions are met)	Unsecured	Unsecured

(1)	Terms for the senior secured revolving credit facility reflects the refinancing and upsizing completed in January 2018.

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

Revolving Credit Facilities

The revolving credit facilities are used primarily to fund IMTT’s growth capital expenditures and for general corporate purposes. During the year ended December 31, 2017, IMTT drew down $285.0 million on its USD revolving credit facility and repaid $107.0 million. The proceeds were primarily used for general corporate purposes, to fund capital expenditures and to fund a portion of an acquisition. At December 31, 2017 and 2016, IMTT had $210.0 million and $32.0 million drawn on its USD revolving credit facility, respectively. Through February 21, 2018, IMTT repaid $5.0 million drawn on its revolving credit facility resulting in an outstanding balance of $205.0 million.

The key terms of IMTT’s U.S. dollar and Canadian dollar denominated revolving credit facilities are summarized in the table below.

Facility Terms	USD Revolving Credit Facility	CAD Revolving Credit Facility
Total Committed Amount	$550.0 million	$50.0 million
Amount Outstanding at December 31, 2017	$210.0 million	Undrawn
Maturity	May 2020	May 2020
Amortization	Revolving, payable at maturity	Revolving, payable at maturity

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Long-Term Debt  – (continued)

Facility Terms	USD Revolving Credit Facility	CAD Revolving Credit Facility
Interest Rate	LIBOR plus 1.50% at December 31, 2017	Bankers’ Acceptances Rate plus 1.50% at December 31, 2017
Commitment Fees	0.225% at December 31, 2017	0.225% at December 31, 2017
Security	Unsecured	Unsecured

Senior Notes

The key terms of the senior notes are summarized in the table below.

Facility Terms	Senior Notes, Series A	Senior Notes, Series B
Amount Outstanding at December 31, 2017	$325.0 million	$275.0 million
Maturity	May 2025	May 2027
Amortization	Payable at maturity	Payable at maturity
Interest Rate	3.92%	4.02%
Security	Unsecured	Unsecured

Louisiana Public Facilities Authority Bonds and Ascension Parish Bonds (LA Bonds)

The key terms of the LA Bonds are summarized in the table below.

Facility Terms	Louisiana Public Facilities Authority Revenue Bonds, Series 2007	The Industrial Development Board of the Parish of Ascension, Louisiana Revenue Bonds, Series 2007	Louisiana Public Facilities Authority Gulf Opportunity Zone Revenue Bonds, Series 2010	Louisiana Public Facilities Authority Revenue Bonds, Series 2010A	Louisiana Public Facilities Authority Revenue Bonds, Series 2010B
Amount Outstanding at December 31, 2017	$50.0 million	$165.0 million	$85.0 million	$90.9 million	$81.8 million
Maturity	June 2043	June 2043	August 2046	December 2040	December 2040
Amortization	Payable at maturity, subject to mandatory tender in May 2022	Payable at maturity, subject to mandatory tender in May 2022	Payable at maturity, subject to mandatory tender in May 2022	Payable at maturity, subject to mandatory tender in May 2022	Payable at maturity, subject to mandatory tender in May 2022

Interest Rate	One-month LIBOR plus Revolving Credit Facility margin plus 0.625% multiplied by 75%	One-month LIBOR plus Revolving Credit Facility margin plus 0.625% multiplied by 75%	One-month LIBOR plus Revolving Credit Facility margin plus 0.625% multiplied by 67%	One-month LIBOR plus Revolving Credit Facility margin plus 0.625% multiplied by 67%	One-month LIBOR plus Revolving Credit Facility margin plus 0.625% multiplied by 67%
Security	Unsecured	Unsecured	Unsecured	Unsecured	Unsecured

New Jersey Economic Development Authority Bonds (NJEDA Bonds)

The key terms of the NJEDA Bonds are summarized in the table below.

Facility Terms	New Jersey Economic Development Authority Revenue Refunding Bonds, Series 2015
Amount Outstanding at December 31, 2017	$36.3 million
Maturity	December 2027
Amortization	Payable at maturity, subject to mandatory tender in May 2022
Interest Rate	One-month LIBOR plus Revolving Credit Facility margin plus 0.625% multiplied by 75%
Security	Unsecured

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

During the year ended December 31, 2017, the business borrowed $330.5 million on its senior secured revolving credit facility and repaid $120.5 million. The proceeds were primarily used for general corporate purposes and to partially fund acquisitions of FBOs. The outstanding balance at December 31, 2017 and 2016 was $258.0 million and $48.0 million, respectively. Through February 21, 2018, Atlantic Aviation borrowed an additional $16.0 million for general corporate purposes on its revolving credit facility resulting in an outstanding balance of $274.0 million.

The key terms of the term loan and revolving credit facilities are summarized in the table below.

Facility Terms	Term Loan Facility	Revolving Credit Facility
Facilities	$400.0 million senior secured first lien term loan ($390.0 million outstanding at December 31, 2017)	$350.0 million senior secured first lien revolving credit facility ($258.0 million outstanding at December 31, 2017)
Maturity	October 7, 2021	October 7, 2021
Amortization	• 2.5% of the initial principal balance per annum for the first year;	Revolving, payable at maturity
• 5.0% of the initial principal balance per annum for the next two years; and
• 7.5% of the initial principal balance per annum until maturity.
Interest Rate	LIBOR plus 1.50% to 2.25% or Alternate Base Rate (ABR) plus 0.50% to 1.25%, in each case depending on total leverage ratio. ABR is the highest of (i) the prime rate, (ii) the federal funds rate plus 0.5% and (iii) one-month LIBOR plus 1.0%	LIBOR plus 1.50% to 2.25% or ABR plus 0.50% to 1.25%, in each case depending on total leverage ratio
Commitment Fees	—	0.25% to 0.35% on the undrawn portion, depending on total leverage ratio
Covenants	Maintenance of a maximum total leverage ratio; limitations on, among other things, distributions and other restricted payments, incurrence of debt, liens, fundamental changes, asset sales, investments, affiliate transactions and sale and leasebacks, in each case subject to certain exceptions.	Maintenance of a maximum total leverage ratio; limitations on, among other things, distributions and other restricted payments, incurrence of debt, liens, fundamental changes, asset sales, investments, affiliate transactions and sale and leasebacks, in each case subject to certain exceptions.
Collateral	First priority security interest in (x) the equity securities of AA FBO and certain of its subsidiaries and (y) the personal and material real property of Holdings, AA FBO and certain of its subsidiaries (in each case subject to certain exceptions)	First priority security interest in (x) the equity securities of AA FBO and certain of its subsidiaries and (y) the personal and material real property of Holdings, AA FBO and certain of its subsidiaries (in each case subject to certain exceptions)
Mandatory Prepayment	• With net proceeds from the sale of assets in excess of $10.0 million or from certain insurance recoveries in excess of $5.0 million, that are not reinvested
• With net proceeds of debt issuances by Holdings, AA FBO and its restricted subsidiaries (other than certain permitted debt)

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Long-Term Debt  – (continued)

CP

BEC

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

The key terms of the term loan and revolving credit facilities of BEC are summarized in the table below.

Facility Terms	Term Financing	Revolving Credit Facility
Total Committed Amount	$275.0 million	$25.0 million
Amount Outstanding at December 31, 2017	$251.0 million	Undrawn
Maturity	August 2022	August 2022
Amortization	$10.0 million per annum paid in equal quarterly installments with the balance payable at maturity	Revolving, payable at maturity
Interest Rate	• LIBOR plus 2.125% from August 2015 to August 2020; and	• LIBOR plus 2.125% from August 2015 to August 2020; and
	• LIBOR plus 2.375% from August 2020 through maturity	• LIBOR plus 2.375% from August 2020 through maturity
Commitment Fee	—	0.50% per annum
Collateral	First lien on all assets (subject to certain exceptions)	First lien on all assets (subject to certain exceptions)

Wind and solar facilities

At December 31, 2017, the CP segment consisted of seven solar facilities and two wind facilities with senior secured debt outstanding of $325.6 million. This is comprised of $186.0 million in fixed rate term loans and $139.6 million floating rate term loan, of which $132.5 million is fixed with interest rate swaps. One of the solar facility also has a $20.0 million senior secured revolving credit facility that remained undrawn at December 31, 2017. At December 31, 2017, the term loans have a weighted average rate of 4.78%.

The key terms of the term loans at the wind and solar facilities are presented below.

Facility Terms	Term Loan Facilities	Term Loan Facility
Borrower	Solar Facilities – Term Loans	Wind Facility – Term Loan
Facilities	$193.1 million outstanding balance at December 31, 2017	$132.5 million outstanding balance at December 31, 2017
Maturity	September 2023 to December 2036	December 2027
Amortization	Fully amortizing through maturity	Fully amortizing through maturity
Interest Rate	• Fixed: 4.0% to 5.6%;	• LIBOR plus 1.625% at December 31, 2017;
	• Floating: LIBOR plus 2.00%	• The margin increases by 0.25% every five years through maturity
Collateral	First lien on the following:	First lien on the following:
	• Project revenues;	• All property and assets of the Borrower and project companies; and
	• Equity of the Borrower;	• Equity interests in the Borrower.
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

MIC Hawaii

Hawaii Gas

On February 10, 2016, Hawaii Gas completed the refinancing of its existing $80.0 million term loan and $60.0 million revolving credit facility. The $80.0 million term loan bears interest at a variable rate of LIBOR plus an applicable margin between 1.00% and 1.75%. The variable rate component of the debt is fixed at 0.99% at December 31, 2017 using an interest rate swap contract through February 2020. The revolving credit facility bears interest at a variable rate of LIBOR plus an applicable margin between 1.00% and 1.75% and is unhedged. Through February 21, 2018, Hawaii Gas borrowed $17.0 million for general corporate purposes and repaid $3.0 million drawn on its revolving credit facility resulting in an outstanding balance of $14.0 million.

In February 2017, Hawaii Gas exercised the first of two one-year extensions related to its $80.0 million secured term loan facility and its $60.0 million revolving credit facility extending their respective maturities to February 2022. In February 2018, Hawaii Gas exercised the second of two one-year extensions related to its $80.0 million secured term loan facility and its $60.0 million revolving credit facility extending their respective maturities to February 2023.

The key terms of the term loan, senior secured notes and revolving credit facility of Hawaii Gas are summarized in the table below.

Facility Terms	Holding Company Debt	Operating Company Debt
Borrowers	HGC Holdings LLC (HGC)	The Gas Company, LLC (TGC)
Facilities	$80.0 million Term Loan (fully drawn at December 31, 2017)	$100.0 million Senior Secured Notes (fully drawn at December 31, 2017)	$60.0 million Revolving Credit Facility (undrawn at December 31, 2017)
Maturity(1)	February 2023	August 2022	February 2023
Amortization	Payable at maturity	Payable at maturity	Revolving, payable at maturity
Interest Rate	LIBOR plus 1.75% or Base Rate: 0.75% above the greater of the prime rate or the federal funds rate plus 0.5%	4.22% payable semi-annually	LIBOR plus 1.25% or Base Rate: 0.25% above the greater of the prime rate or the federal funds rate plus 0.5%
Commitment Fees	___	___	0.225% on the undrawn portion
Collateral	First lien on all assets of HGC and its subsidiaries	First lien on all assets of TGC and its subsidiaries	First lien on all assets of TGC and its subsidiaries

(1)	Maturity for the $80.0 million term loan and $60.0 million revolving credit facility reflects the February 2018 extension.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Long-Term Debt  – (continued)

Other Businesses

In July 2016, the solar facilities in Hawaii entered into a ten year, $18.0 million amortizing term loan facility. The interest rate on this term loan facility floats at LIBOR plus 2.0%. The interest rate was fixed at 3.38% using an interest rate swap contract through June 30, 2026. At December 31, 2017, the outstanding balance on the term loan was $16.7 million.

At December 31, 2017, the design-build mechanical contractor business had $2.6 million of debt outstanding.

8. Derivative Instruments and Hedging Activities

From time to time the Company enters into interest rate agreements to minimize potential variations in cash flows resulting from fluctuations in interest rates and their impact on its variable-rate debt. The Company does not enter into derivative instruments for any purpose other than economic interest rate hedging. That is, the Company does not speculate using derivative instruments. In addition, Hawaii Gas, a business within the Company’s MIC Hawaii reportable segment, enters into commodity price hedges to mitigate the impact of fluctuations in propane prices on its cash flows.

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

At December 31, 2017, the Company had $3.6 billion of current and long-term debt, of which $1.4 billion was economically hedged with interest rate contracts, $1.6 billion was fixed rate debt and $608.6 million was unhedged. At December 31, 2016, the Company had $3.1 billion of current and long-term debt, of which $1.4 billion was economically hedged with interest rate contracts, $1.6 billion was fixed rate debt and $88.4 million was unhedged. The Company does not use hedge accounting. All movements in the fair value of the interest rate derivatives are recorded directly through earnings.

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

CP

BEC

On August 10, 2015, BEC entered into a seven year, $275.0 million term loan facility. The interest rate on this term loan facility floats at LIBOR plus 2.125% at December 31, 2017. Concurrently, BEC entered into amortizing interest rate swap contracts with an original notional of $275.0 million. These contracts are scheduled to amortize concurrently with the term loan debt and fix the floating LIBOR interest rate for six years at 1.786%.

Wind facility

The wind facility located in Idaho has an amortizing term loan debt that will mature in December 2027. At December 31, 2017, the outstanding balance on this term loan debt was $132.5 million. The interest rate on the outstanding debt balance floats at LIBOR plus a fixed margin of 1.625%. The floating rate has been fixed using amortizing interest rate swap contracts that are scheduled to equal the total principal balance outstanding on all of the term loan facilities until maturity. At December 31, 2017, the weighted average rate fixed with the interest rate swap contracts and margin was 4.763%.

MIC Hawaii

In February 2016, in conjunction with the refinancing, Hawaii Gas entered into a new interest rate swap contract for an $80.0 million notional that took effect on August 8, 2016, upon the maturity of the existing interest rate swap, and expires on February 8, 2020. At December 31, 2017, the interest rate swap fixes the interest rate on the $80.0 million term loan at 2.74%.

The solar facilities in MIC Hawaii entered into a ten year, $18.0 million amortizing term loan facility in July 2016. The interest rate on this term loan facility floats at LIBOR plus 2.0%. Concurrently, it entered into an amortizing interest rate swap contract with an original notional value of $18.0 million. The contract is scheduled to amortize concurrently with the term loan and fixes the interest rate at 3.38% as of December 31, 2017.

Commodity Price Hedges

The risks associated with fluctuations in the prices that Hawaii Gas pays for propane is principally a result of market forces reflecting changes in supply and demand for propane and other energy commodities. Hawaii Gas’ gross margin (revenue less cost of product sales excluding depreciation and amortization) is sensitive to changes in propane supply costs and Hawaii Gas may not always be able to pass through product cost increases fully or on a timely basis, particularly when product costs rise rapidly. In order to reduce the volatility of the business’ propane market price risk, Hawaii Gas has used and expects to continue to use over-the-counter commodity derivative instruments including price swaps. Hawaii Gas does not use commodity derivative instruments for speculative or trading purposes. Over-the-counter derivative commodity instruments used by Hawaii Gas to hedge forecasted purchases of propane are generally settled at expiration of the contract. At December 31, 2017, Hawaii Gas had 28.4 million gallons hedged that expire in March 2020.

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

The Company’s fair value measurements of its derivative instruments and the related location of the assets and liabilities within the consolidated balance sheets at December 31, 2017 and December 31, 2016 were ($ in thousands):

	Assets (Liabilities) at Fair Value As of December 31,
Balance Sheet Location	2017	2016
Fair value of derivative instruments – current assets	$11,965	$5,514
Fair value of derivative instruments – noncurrent assets	24,455	30,781
Total derivative contracts – assets	$36,420	$36,295
Fair value of derivative instruments – current liabilities	$(1,710)	$(9,297)
Fair value of derivative instruments – noncurrent liabilities	(4,668)	(5,966)
Total derivative contracts – liabilities	$(6,378)	$(15,263)

The Company’s hedging activities for the years ended December 31, 2017, 2016 and 2015 and the related location within the consolidated financial statements were ($ in thousands):

	Amount of Gain (Loss) Recognized in Consolidated Statements of Operations for the Year Ended December 31,
Financial Statement Account	2017	2016	2015
Interest expense – interest rate caps	$120	$8,124	$—
Interest expense – interest rate swaps	2,835	(13,107)	(28,454)
Cost of product sales – commodity swaps	6,791	13,914	(6,458)
Total	$9,746	$8,931	$(34,912)

All of the Company’s derivative instruments are collateralized by the assets of the respective businesses.

9. Stockholders’ Equity

Classes of Stock

The Company is authorized to issue (i) 500,000,000 shares of common stock, par value $0.001 per share, (ii) 100 shares of special stock, par value $0.001 per share and (iii) 100,000,000 shares of preferred stock, par value $0.001 per share. At December 31, 2017, the Company had 84,733,957 shares of common stock issued and outstanding and 100 shares of special stock issued and outstanding. There was no preferred stock issued or outstanding at December 31, 2017. Each outstanding share of common stock of the Company is entitled to one vote on any matter with respect to which holders of shares are entitled to vote.

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

2016 Omnibus Employee Incentive Plan

On May 18, 2016, the Company adopted the 2016 Omnibus Employee Incentive Plan (Plan). The Plan provides for the issuance of equity awards covering up to 500,000 shares of common stock to attract, retain, and motivate employees, consultants and others who perform services for the Company and its subsidiaries. Under the Plan, the Compensation Committee determines the persons who will receive awards, the time at which they are granted and the terms of the awards. Type of awards include stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, cash-based awards and other stock-based awards. At December 31, 2017, there were no awards outstanding under this Plan.

At the Market (ATM) Program

On June 24, 2015, the Company entered into an equity distribution agreement providing for the sale by the Company, from time to time, of shares of its common stock having an aggregate gross offering price of up to $400.0 million in privately negotiated transactions and/or any other method permitted by law. Through December 31, 2017, the Company sold 188,592 shares of common stock pursuant to the agreement for net proceeds of $15.4 million (after commissions and fees).

MIC Direct

At December 31, 2017, the Company maintained a dividend reinvestment/direct stock purchase program, named “MIC Direct”, that allowed for the issuance of up to 1.0 million additional shares of common stock to participants in this program. At December 31, 2017, 891,658 shares remained unissued under MIC Direct.

Equity Offering

On March 2, 2015, the Company completed an underwritten public offering of 5,312,500 shares. On March 12, 2015, an additional 796,875 shares were sold pursuant to the exercise of the underwriters’ over-allotment option. The proceeds from the offering of $471.6 million, net of underwriting fees and expenses, were used to fund the acquisition of BEC on April 1, 2015 and for general corporate purposes.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Stockholders’ Equity  – (continued)

Accumulated Other Comprehensive Loss

The following represents the changes and balances to the components of accumulated other comprehensive loss for the years ended December 31, 2017, 2016 and 2015 ($ in thousands):

	Post-Retirement Benefit Plans, net of taxes(1)	Translation Adjustment, net of taxes(2)	Total Accumulated Other Comprehensive Loss, net of taxes	Noncontrolling Interests	Total Stockholders’ Accumulated Other Comprehensive Loss, net of taxes
Balance at December 31, 2014	$(18,837)	$(4,859)	$(23,696)	$2,146	$(21,550)
Change in post-retirement benefit plans	4,049	—	4,049	—	4,049
Translation adjustment	—	(9,671)	(9,671)	3,877	(5,794)
Balance at December 31, 2015	$(14,788)	$(14,530)	$(29,318)	$6,023	$(23,295)
Change in post-retirement benefit plans	(2,017)	—	(2,017)	—	(2,017)
Translation adjustment	—	2,375	2,375	(1,434)	941
Purchase of noncontrolling interest(3)	—	—	—	(4,589)	(4,589)
Balance at December 31, 2016	$(16,805)	$(12,155)	$(28,960)	$—	$(28,960)
Change in post-retirement benefit plans	(3,651)	—	(3,651)	—	(3,651)
Translation adjustment	—	2,618	2,618	—	2,618
Balance at December 31, 2017	$(20,456)	$(9,537)	$(29,993)	$—	$(29,993)

(1)	Change in post-retirement benefit plans is presented net of tax benefit of $3.0 million and $1.4 million and tax expense of $2.7 million for the years ended December 31, 2017, 2016 and 2015, respectively.
(2)	Translation adjustment is presented net of tax expense of $2.0 million and $618,000 and tax benefit of $3.9 million for the years ended December 31, 2017, 2016 and 2015, respectively.
(3)	On March 31, 2016, IMTT acquired the remaining 33.3% interest in its Quebec terminal that it did not previously own. As part of this transaction, the translation adjustment of $4.6 million, net of taxes, was reclassified from noncontrolling interests to accumulated other comprehensive loss.

Dividends

The Company’s board of directors have made or declared the following dividends during the years ended December 31, 2017, 2016 and 2015:

Declared	Period Covered	$ per Share	Record Date	Payable Date
February 19, 2018	Fourth quarter 2017	$1.44	March 5, 2018	March 8, 2018
October 30, 2017	Third quarter 2017	1.42	November 13, 2017	November 16, 2017
August 1, 2017	Second quarter 2017	1.38	August 14, 2017	August 17, 2017
May 2, 2017	First quarter 2017	1.32	May 15, 2017	May 18, 2017
February 17, 2017	Fourth quarter 2016	1.31	March 3, 2017	March 8, 2017
October 27, 2016	Third quarter 2016	1.29	November 10, 2016	November 15, 2016
July 28, 2016	Second quarter 2016	1.25	August 11, 2016	August 16, 2016
April 28, 2016	First quarter 2016	1.20	May 12, 2016	May 17, 2016
February 18, 2016	Fourth quarter 2015	1.15	March 3, 2016	March 8, 2016
October 29, 2015	Third quarter 2015	1.13	November 13, 2015	November 18, 2015
July 30, 2015	Second quarter 2015	1.11	August 13, 2015	August 18, 2015
April 30, 2015	First quarter 2015	1.07	May 14, 2015	May 19, 2015
February 17, 2015	Fourth quarter 2014	1.02	March 2, 2015	March 5, 2015

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Stockholders’ Equity  – (continued)

The board of directors regularly reviews the Company’s dividend policy and payout ratio. In determining whether to adjust the amount of the quarterly dividend, the board will take into account such matters as the state of the capital markets and general business and economic conditions, the Company’s financial condition, results of operations, indebtedness levels, capital requirements, capital opportunities and any contractual, legal and regulatory restrictions on the payment of dividends by the Company to its stockholders or by its subsidiaries to the Company, and any other factors that it deems relevant, subject to maintaining a prudent level of reserves and without creating undue volatility in the amount of such dividends where possible. In particular, each of the Company’s businesses has debt commitments and restrictive covenants, which must be satisfied before any of them can make distributions to the Company. In addition, the Company’s senior secured credit facility contains restrictions on the Company’s ability to pay dividends. Although historically the Company has declared cash dividends on its shares, any or all of these factors or other factors could result in the modification of the dividend policy, or the reduction, modification or elimination of its dividend in the future.

The dividends paid have been recorded as a reduction to additional paid in capital, subsequent to the Conversion (and as a reduction to LLC interests prior to the Conversion), in the stockholders’ equity section of the consolidated balance sheets.

Independent Director Equity Plan

In 2014, MIC adopted, and MIC’s stockholders approved, the 2014 Independent Directors Equity Plan (2014 Plan) to replace the 2004 Independent Directors Equity Plan, which expired in December 2014. The purpose of this plan is to promote the long-term growth and financial success of the Company by attracting, motivating and retaining independent directors of outstanding ability. Only the Company’s independent directors may participate in the 2014 Plan. The only type of award that may be granted under the 2014 Plan is an award of director shares. Each share is an unsecured promise to transfer one share on the settlement date, subject to satisfaction of the applicable terms and conditions. The maximum number of shares available for issuance under the 2014 Plan is 300,000 shares, of which 272,310 shares remained available for issuance at December 31, 2017. The aggregate grant date fair value of awards granted to an independent director during any single fiscal year (excluding awards made at the election of the independent director in lieu of all or a portion of annual and committee cash retainers) may not exceed $350,000. The 2014 Plan does not provide a formula for the determination of awards and the Compensation Committee will have the authority to determine the size of all awards under the 2014 Plan, subject to the limits on the number of shares that may be granted annually.

Since 2015, the Company has granted and issued the following stock to the board of directors under the Plans:

Date of Grant	Stock Units Granted	Price of Stock Units Granted	Date of Vesting
June 18, 2015	8,660	$86.61	May 17, 2016
May 18, 2016(1)	8,604	69.72	May 16, 2017
November 1, 2016(2)	991	81.93	May 16, 2017
May 17, 2017	9,435	79.51	(3)

(1)	Restricted stock unit grants are net of forfeitures of 2,151 restricted stock unit grants due to the retirement of an independent director on September 30, 2016.
(2)	Represents additional restricted stock unit grants to a new independent director.
(3)	Date of vesting will be the day immediately preceding the 2018 annual meeting of the Company’s stockholders.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Reportable Segments

At December 31, 2017, the Company’s businesses consist of four reportable segments: IMTT, Atlantic Aviation, CP and MIC Hawaii.

IMTT

IMTT provides bulk liquid storage, handling and other services in North America through seventeen terminals located in the United States, one terminal in Quebec, Canada and one partially owned terminal in Newfoundland, Canada. IMTT derives the majority of its revenue from storage and handling of petroleum products, various chemicals, renewable fuels, and vegetable and tropical oils. Based on storage capacity, IMTT operates one of the largest third-party bulk liquid terminals businesses in the United States. Revenue from IMTT is included in service revenue.

Atlantic Aviation

Atlantic Aviation derives the majority of its revenue from fuel delivery services and from other airport services, including de-icing and aircraft hangar rental. All of the revenue of Atlantic Aviation is generated at airports in the U.S. The business currently operates at 70 airports. Revenue from Atlantic Aviation is included in service revenue.

CP

At December 31, 2017, the CP business segment has controlling interests in seven utility-scale solar photovoltaic facilities, two wind facilities and 100% ownership of a gas-fired facility that are in operations in the United States. Revenue from the wind, solar and gas-fired power facilities are included in product revenue.

The wind and solar facilities that are operational at December 31, 2017 have an aggregate generating capacity of 345 megawatt (MW) of wholesale electricity to utilities. These facilities sell substantially all of the electricity generated, subject to agreed upon pricing formulas, to electric utilities pursuant to long-term (typically 20 – 25 years) power purchase agreements (PPAs). All of the PPAs are accounted for as operating leases, have no minimum lease payments and all of the rental income under these leases are recorded within product revenue when the electricity is delivered at rates stipulated in the respective PPAs.

These projects are primarily held in LLCs, and are treated as partnerships for income tax purposes, with co-investors. The acquisition price on these projects can vary depending on, among other things, factors such as the size of the project, PPA terms, eligibility for tax incentives, debt package, operating cost structure and development stage. A completed project takes out all of the construction risk, testing and costs associated with construction contracts.

The Company has certain rights to make decisions over the management and operations of these wind and solar facilities. The Company has determined that it is appropriate to consolidate these projects, with the co-investors’ interest reflected as noncontrolling interests in the consolidated financial statements.

The Company owns 100% of BEC, a 512 MW gas-fired facility located in Bayonne, New Jersey, adjacent to IMTT’s Bayonne facility. BEC has tolling agreements with a creditworthy off-taker for 62.5% of its power generating capacity and power produced is delivered to New York City via a dedicated transmission cable under New York Harbor. The tolling agreements generate revenue whether or not the facility is in use for power production. In addition to revenue related to the tolling agreement and capacity payments from the grid operator, BEC generates an energy margin when the facility is dispatched. Revenue from BEC is accounted for as an operating lease that does not have minimum lease payments. All of the rental income under the lease is recorded within product revenue when natural gas transportation services are performed.

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

Revenue from the Hawaii Gas business is generated from the distribution and sales of synthetic natural gas (SNG), liquefied petroleum gas (LPG) and liquefied natural gas (LNG). Revenue is primarily a function of the volume of SNG, LPG and LNG consumed by customers and the price per British Thermal Unit or gallon charged to customers. Revenue levels, without organic growth, will generally track global commodity prices, namely petroleum and natural gas, as its products are derived from these commodities.

All of the MIC business segments are managed separately and management has chosen to organize the Company around the distinct products and services offered. Selected information by segment is presented in the following tables.

Revenue from external customers for the Company’s consolidated reportable segments were ($ in thousands):

	Year Ended December 31, 2017
	IMTT	Atlantic Aviation	Contracted Power	MIC Hawaii	Intersegment Revenue	Total Reportable Segments
Service revenue	$549,422	$846,431	$—	$54,913	$(4,934)	$1,445,832
Product revenue	—	—	145,926	222,955	—	368,881
Total revenue	$549,422	$846,431	$145,926	$277,868	$(4,934)	$1,814,713

	Year Ended December 31, 2016
	IMTT	Atlantic Aviation	Contracted Power	MIC Hawaii	Intersegment Revenue	Total Reportable Segments
Service revenue	$532,472	$740,209	$—	$20,762	$(4,881)	$1,288,562
Product revenue	—	—	150,010	213,159	—	363,169
Total revenue	$532,472	$740,209	$150,010	$233,921	$(4,881)	$1,651,731

	Year Ended December 31, 2015
	IMTT	Atlantic Aviation	Contracted Power	MIC Hawaii	Total Reportable Segments
Service revenue	$550,041	$738,460	$—	$—	$1,288,501
Product revenue	—	—	123,797	226,952	350,749
Total revenues	$550,041	$738,460	$123,797	$226,952	$1,639,250

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

	Year Ended December 31, 2017
	IMTT	Atlantic Aviation	Contracted Power	MIC Hawaii	Total Reportable Segments
Net income	$363,049	$124,370	$21,208	$25,416	$534,043
Interest expense, net	38,357	14,512	23,487	7,041	83,397
(Benefit) provision for income taxes	(209,464)	6,509	6,169	9,287	(187,499)
Depreciation	113,558	50,797	55,872	13,776	234,003
Amortization of intangibles	12,905	49,393	4,428	1,527	68,253
Pension expense	6,996	20	—	1,090	8,106
Other non-cash expense (income)	767	1,642	(8,103)	2,494	(3,200)
EBITDA excluding non-cash items	$326,168	$247,243	$103,061	$60,631	$737,103

	Year Ended December 31, 2016
	IMTT	Atlantic Aviation	Contracted Power	MIC Hawaii	Total Reportable Segments
Net income	$83,142	$59,538	$14,093	$35,744	$192,517
Interest expense, net	38,752	33,961	21,286	5,559	99,558
Provision for income taxes	57,736	39,889	14,328	20,441	132,394
Depreciation	123,346	41,493	51,120	10,533	226,492
Amortization of intangibles	11,039	49,166	4,428	792	65,425
Pension expense	7,219	110	—	1,272	8,601
Other non-cash expense (income)	657	905	(7,047)	(11,539)	(17,024)
EBITDA excluding non-cash items	$321,891	$225,062	$98,208	$62,802	$707,963

	Year Ended December 31, 2015
	IMTT	Atlantic Aviation	Contracted Power	MIC Hawaii	Total Reportable Segments
Net income (loss)	$74,726	$22,805	$(7,152)	$23,993	$114,372
Interest expense, net	37,378	35,735	28,390	7,279	108,782
Provision for income taxes	51,520	16,081	4,887	14,261	86,749
Depreciation	120,950	40,249	45,490	8,554	215,243
Amortization of intangibles	11,052	86,102	3,500	781	101,435
Pension expense	6,063	112	—	1,125	7,300
Other non-cash expense (income)	378	2,533	(6,959)	4,090	42
EBITDA excluding non-cash items	$302,067	$203,617	$68,156	$60,083	$633,923

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Reportable Segments  – (continued)

Reconciliation of total reportable segments’ EBITDA excluding non-cash items to consolidated net income (loss) before income taxes were ($ in thousands):

	Year Ended December 31,
	2017	2016	2015
Total reportable segments EBITDA excluding non-cash items	$737,103	$707,963	$633,923
Interest income	199	132	55
Interest expense	(110,602)	(116,933)	(123,079)
Depreciation	(234,164)	(226,492)	(215,243)
Amortization of intangibles	(68,253)	(65,425)	(101,435)
Selling, general and administrative expenses – Corporate and Other	(25,013)	(13,056)	(11,575)
Fees to Manager – related party	(71,388)	(68,486)	(354,959)
Pension expense	(8,106)	(8,601)	(7,300)
Other income, net	2,182	17,024	645
Total consolidated net income (loss) before income taxes	$221,958	$226,126	$(178,968)

Capital expenditures, on a cash basis, for the Company’s reportable segments were ($ in thousands):

	Year Ended December 31,
	2017	2016	2015
IMTT	$73,802	$96,865	$96,990
Atlantic Aviation	82,249	113,092	64,385
Contracted Power	129,885	69,268	15,636
MIC Hawaii	29,373	35,459	17,137
Total capital expenditures of reportable segments	$315,309	$314,684	$194,148
Corporate and other	25,643	—	—
Total consolidated capital expenditure	$340,952	$314,684	$194,148

Property, equipment, land and leasehold improvements, net, goodwill and total assets for the Company’s reportable segments and its reconciliation to consolidated total assets as of December 31st were ($ in thousands):

	Property, Equipment, Land and Leasehold Improvements, net		Goodwill		Total Assets
	2017	2016	2017	2016	2017	2016
IMTT	$2,305,440	$2,218,256	$1,427,863	$1,411,029	$4,109,448	$3,978,379
Atlantic Aviation	559,597	465,096	495,769	468,419	1,710,535	1,564,668
Contracted Power	1,466,139	1,383,289	21,628	21,628	1,617,658	1,516,602
MIC Hawaii	302,220	279,863	123,408	123,333	532,144	501,713
Total assets of reportable segments	$4,633,396	$4,346,504	$2,068,668	$2,024,409	$7,969,785	$7,561,362
Corporate and other	26,218	32	—	—	39,166	(2,109)
Total consolidated assets	$4,659,614	$4,346,536	$2,068,668	$2,024,409	$8,008,951	$7,559,253

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Related Party Transactions

Management Services

At December 31, 2017 and 2016, the Manager held 5,435,442 shares and 4,510,795 shares, respectively, of the Company. Pursuant to the terms of the Third Amended and Restated Management Services Agreement (Management Services Agreement), the Manager may sell these shares at any time. Under the Management Agreement, the Manager, at its option, may reinvest base management fees and performance fees, if any, in shares of the Company.

Since January 1, 2015, the Company paid the Manager cash dividends on shares held for the following periods:

Declared	Period Covered	$ per Share	Record Date	Payable Date	Cash Paid to Manager (in thousands)
February 19, 2018	Fourth quarter 2017	$1.44	March 5, 2018	March 8, 2018	(1)
October 30, 2017	Third quarter 2017	1.42	November 13, 2017	November 16, 2017	$7,484
August 1, 2017	Second quarter 2017	1.38	August 14, 2017	August 17, 2017	6,941
May 2, 2017	First quarter 2017	1.32	May 15, 2017	May 18, 2017	6,332
February 17, 2017	Fourth quarter 2016	1.31	March 3, 2017	March 8, 2017	6,080
October 27, 2016	Third quarter 2016	1.29	November 10, 2016	November 15, 2016	5,620
July 28, 2016	Second quarter 2016	1.25	August 11, 2016	August 16, 2016	8,743
April 28, 2016	First quarter 2016	1.20	May 12, 2016	May 17, 2016	6,981
February 18, 2016	Fourth quarter 2015	1.15	March 3, 2016	March 8, 2016	6,510
October 29, 2015	Third quarter 2015	1.13	November 13, 2015	November 18, 2015	6,052
July 30, 2015	Second quarter 2015	1.11	August 13, 2015	August 18, 2015	5,693
April 30, 2015	First quarter 2015	1.07	May 14, 2015	May 19, 2015	7,281
February 17, 2015	Fourth quarter 2014	1.02	March 2, 2015	March 5, 2015	4,905

(1)	The amount of dividend payable to the Manager for the fourth quarter of 2017 will be determined on March 5, 2018, the record date.

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

In accordance with the Management Agreement, the Manager is entitled to a monthly base management fee based primarily on the Company’s market capitalization, and potentially a quarterly performance fee based on total shareholder returns relative to a U.S. utilities index. Currently, the Manager has elected to reinvest the future base management fees and performance fees, if any, in additional shares. For the years ended December 31, 2017, 2016 and 2015, the Company incurred base management fees of $71.4 million, $68.5 million and $70.6 million, respectively. For the years ended December 31, 2017 and 2016, the Company did not incur any performance fees. For the year ended December 31, 2015, the Company incurred performance fees of $284.4 million.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Related Party Transactions  – (continued)

The unpaid portion of the base management fees and performance fees, if any, at the end of each reporting period is included in Due to Manager-related party in the consolidated balance sheets. The following table shows the Manager’s reinvestment of its base management fees and performance fees, if any, in shares, except as noted:

Period	Base Management Fee Amount ($ in Thousands)	Performance Fee Amount ($ in Thousands)	Shares Issued
2017 Activities:
Fourth quarter 2017	$16,778	$—	248,162	(1)
Third quarter 2017	17,954	—	240,674
Second quarter 2017	18,433	—	233,394
First quarter 2017	18,223	—	232,398
2016 Activities:
Fourth quarter 2016	$18,916	$—	230,773
Third quarter 2016	18,382	—	232,488
Second quarter 2016	16,392	—	232,835
First quarter 2016	14,796	—	234,179
2015 Activities:
Fourth quarter 2015	$17,009	$—	227,733
Third quarter 2015	18,118	—	226,914
Second quarter 2015	18,918	135,641	1,167,873	(2)
First quarter 2015	16,545	148,728	2,068,038

(1)	The Manager elected to reinvest all of the monthly base management fees for the fourth quarter of 2017 in shares. The Company issued 248,162 shares for the quarter ended December 31, 2017, including 83,395 shares that were issued in January 2018 for the December 2017 monthly base management fee.
(2)	In July 2015, the board requested, and the Manager agreed, that $67.8 million of the performance fee for the quarter ended June 30, 2015 be settled in cash in July 2015 to minimize dilution. The remaining $67.8 million obligation was settled and reinvested in 944,046 shares by the Manager on August 1, 2016 using the June 2016 volume weighted average share price of $71.84.

The Manager is not entitled to any other compensation and all costs incurred by the Manager, including compensation of seconded staff, are paid by the Manager out of its base management fee. However, the Company is responsible for other direct costs including, but not limited to, expenses incurred in the administration or management of the Company and its subsidiaries, income taxes, audit and legal fees, acquisitions and dispositions and its compliance with applicable laws and regulations. During the years ended December 31, 2017, 2016 and 2015, the Manager charged the Company $892,000, $714,000 and $533,000, respectively, for reimbursement of out-of-pocket expenses. The unpaid portion of the out-of-pocket expenses at the end of the reporting period is included in Due to Manager-related party in the consolidated balance sheets.

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

On June 24, 2015, the Company entered into an equity distribution agreement with sales agents, including MCUSA, providing for the sale of shares of its common stock, par value $0.001 per share, from time to time having an aggregate gross offering price of up to $400.0 million. The equity distribution agreement also provides for sales of shares to any sales agent as principal for its own account at a price agreed upon at the time of the sale. For the years ended December 31, 2017, 2016 and 2015, the Company did not engage MCUSA for such activities.

In March 2015, the Company completed an underwritten public offering of 6,109,375 shares. MCUSA served as a joint book-running manager and an underwriter in this offering and received $2.3 million from the Company for such services.

Long-Term Debt and Derivatives

Atlantic Aviation’s $70.0 million revolving credit facility was provided by various financial institutions, including MBL which provided $15.7 million. For the years ended December 31, 2016 and 2015, Atlantic Aviation incurred and paid $90,000 and $114,000, respectively, in interest expense related to MBL’s portion of the revolving credit facility. In October 2016, the revolving credit facility was terminated in conjunction with the completion of the refinancing of Atlantic Aviation’s new credit facility.

The Company has a $410.0 million senior secured revolving credit facility at the holding company that is provided by various financial institutions, of which $50.0 million is provided by MIHI LLC. For the years ended December 31, 2017, 2016 and 2015, the Company incurred $285,000, $236,000 and $237,000, respectively, in interest expense related to MIHI LLC’s portion of the MIC senior secured revolving credit facility.

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

Other Transactions

Macquarie Energy North America Trading, Inc. (MENAT), an indirect subsidiary of Macquarie Group Limited, entered into contracts with IMTT to lease a total of 154,000 barrels of capacity during the quarter ended June 30, 2015, of which the contract for 56,000 barrels expired within the same quarter. During the year ended December 31, 2016, MENAT entered into additional contracts with IMTT to lease an additional 1.0 million barrels of capacity, of which the contract for 823,000 barrels expired during the year, resulting in 298,000 barrels leased to MENAT at December 31, 2016. These contracts expired during the six months ended June 30, 2017. For the years ended December 31, 2017, 2016 and 2015, IMTT recognized $907,000, $3.9 million and $565,000, respectively, in revenues pursuant to these agreements.

12. Income Taxes

The Company and its subsidiaries are subject to income taxes. The Company files a consolidated U.S. income tax return with its wholly-owned subsidiaries, including its allocated share of the taxable income from the wind and solar facilities. The Company and its subsidiaries file separate and combined state income tax returns.

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law and includes provisions that may have an impact on the Company’s federal taxable income. The most significant of these are 100% bonus depreciation on qualifying assets (which is scheduled to phase down ratably to 0% between 2023 and 2027) and a reduction in the federal corporate tax rate from 35% to 21% (see further discussion below).

In response to the Tax Cuts and Jobs Act, on December 22, 2017 the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), to provide guidance for companies that are not able to complete their accounting for the income tax effects of the Tax Cuts and Jobs Act in the period of enactment. The SEC Staff noted in SAB 118 that in these cases a company should continue to apply Topic 740, Income Taxes, based on the provisions of the tax laws that were in effect immediately prior to the Tax Cuts and Jobs Act being enacted. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Cuts and Jobs Act enactment date for companies to complete the accounting under Topic 740. While the Company was able to make reasonable estimates of the impact of the changes to provisions of the Internal Revenue Code related to its foreign entities on its tax provision for the year ended December 31, 2017, the final impact of the Tax Cuts and Jobs Act may differ from these estimates, due to, among other things, changes in the interpretations and assumptions of the Tax Cuts and Jobs Act, and additional guidance that may be issued by the Internal Revenue Service. As a result, the Company will continue to gather additional information to determine the final impact of these changes.

The Tax Cuts and Jobs Act also includes a new limitation on the deductibility of net interest expense that generally limits the deduction to 30% of “adjusted taxable income”. For years before 2022, adjusted taxable income is defined as taxable income computed without regard to certain items, including net business interest expense, the amount of any NOL deduction, tax depreciation and tax amortization. The Company does not expect to incur net interest expense that is greater than adjusted taxable income prior to 2022.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Income Taxes  – (continued)

Components of the Company’s income tax provision (benefit) related to the income (loss) for the years ended December 31, 2017, 2016 and 2015 were ($ in thousands):

	Year Ended December 31,
	2017	2016	2015
Current taxes:
Federal	$—	$—	$(6,884)
State	11,160	7,310	457
Total current tax provision (benefit)	$11,160	$7,310	$(6,427)
Deferred taxes:
Federal	$(250,602)	$79,796	$(46,744)
State	4,154	(1,185)	(14,348)
Total deferred tax (benefit) provision	(246,448)	78,611	(61,092)
Change in valuation allowance	1,134	(14,664)	2,358
Total tax (benefit) provision	$(234,154)	$71,257	$(65,161)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities at December 31, 2017 and 2016, were ($ in thousands):

	At December 31,
	2017	2016
Deferred tax assets:
Net operating loss carryforwards	$133,934	$186,948
Deferred revenue	8,854	8,681
Accrued compensation	6,156	13,894
Accrued expenses	25,008	32,114
Investment and foreign tax credits	17,650	1,876
Other	515	4,066
Total gross deferred tax assets	192,117	247,579
Less: valuation allowance	(5,453)	(4,319)
Net deferred tax assets	$186,664	$243,260
Deferred tax liabilities:
Intangible assets	$(94,163)	$(145,199)
Investment basis difference	(45,271)	(75,105)
Property and equipment	(660,706)	(892,382)
Unrealized gains on derivative instruments, net	(9,682)	(14,104)
Equity component of convertible senior notes	(7,761)	(11,882)
Prepaid expenses	(1,151)	(704)
Total deferred tax liabilities	(818,734)	(1,139,376)
Net deferred tax liabilities	$(632,070)	$(896,116)

At December 31, 2017, the Company and its wholly owned subsidiaries had federal income tax NOL carryforwards of $347.3 million, which are available to offset future taxable income, if any, through 2036. The Company’s NOL balance begins to expire in 2029. Approximately $28.0 million of these NOLs may be limited, on an annual basis, due to the change of control for tax purposes of the respective subsidiaries in which such losses were incurred. The Company generated federal consolidated taxable income for the year ended December 31, 2017, which decreased the NOL carryforward. The Company believes that it will be able to utilize all federal prior year NOLs.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Income Taxes  – (continued)

In addition, the Company and its subsidiaries have state NOL carryforwards. State NOL carryforwards are specific to the state in which the NOL was generated and various states impose limitations on the utilization of NOL carryforwards.

In assessing the need for a valuation allowance, management considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. For the year ended December 31, 2017, the Company increased the valuation allowance by $1.1 million.

As of December 31, 2017, the Company had $632.1 million in noncurrent deferred tax liabilities. A significant portion of the Company’s deferred tax liabilities relates to tax basis temporary differences of both property and equipment and intangible assets. The Company records the acquisitions of consolidated businesses under the purchase method of accounting and accordingly recognizes a significant increase to the value of the property and equipment and to intangible assets. For tax purposes, the Company may assume the existing tax basis of the acquired businesses, in which case the Company records a deferred tax liability to reflect the increase in the purchase accounting basis of the assets acquired over the carryover income tax basis. This liability will reduce in future periods as these temporary differences reverse.

For the years ended December 31, 2017, 2016 and 2015, the Company recorded an income tax benefit of $234.2 million, an income tax expense of $71.3 million and an income tax benefit of $65.2 million, respectively. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Cuts and Jobs Act, the Company revalued its ending net deferred tax liabilities at December 31, 2017 and recognized a provisional $312.3 million tax benefit in the Company’s consolidated statement of income for the year ended December 31, 2017. These amounts are different from the amounts computed by applying the U.S. federal income tax rate of 35% to pretax income as a result of the following ($ in thousands):

	Year Ended December 31,
	2017	2016	2015
Tax provision (benefit) at U.S. statutory rate	$77,685	$79,144	$(62,639)
Permanent differences and other	1,167	(469)	1,299
State income taxes, net of federal benefit	10,534	8,958	(10,082)
Income attributable to noncontrolling interest	621	(257)	3,903
Change in investment and foreign tax credits	(13,030)	(1,455)	—
Change in U.S. tax law	(312,265)	—	—
Change in valuation allowance	1,134	(14,664)	2,358
Total tax (benefit) provision	$(234,154)	$71,257	$(65,161)

Uncertain Tax Positions

The amount of unrecognized tax benefits at December 31, 2017 and 2016 are not significant. The Company does not expect that the amount of unrecognized tax benefits will change in the next 12 months. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense in the statements of operations, which is consistent with the recognition of these items in prior reporting periods.

The federal statute of limitations on the assessment of additional income tax liabilities has lapsed for all returns filed for years ended on or before December 31, 2014. The various state statutes of limitations on the assessment of additional income taxes have lapsed on all returns filed for the years ended on or before December 31, 2013.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Leases

The Company leases land, buildings, office space and certain office equipment under non-cancellable operating lease agreements that expire through January 2063.

Future minimum rental commitments at December 31, 2017 are ($ in thousands):

2018	$50,028
2019	45,155
2020	43,082
2021	41,815
2022	40,875
Thereafter	476,648
Total	$697,603

Rent expense under all operating leases was $54.0 million for the year ended December 31, 2017 and $53.0 million for both the years ended December 31, 2016 and 2015.

14. Employee Benefit Plans

401(k) Savings Plan

IMTT, Atlantic Aviation and the Hawaii Gas business each have a defined contribution plan under Section 401(k) of the Internal Revenue Code, allowing eligible employees to contribute a percentage of their annual compensation up to an annual amount as set by the IRS.

The employer contribution to these plans ranges from 0% to 6% of eligible compensation. Employer contributions were $3.9 million for the year ended December 31, 2017 and $2.5 million for both the years ended December 31, 2016 and 2015.

IMTT DB Plan

Except for a plan covering certain employees covered by a collective-bargaining agreement at IMTT-Illinois (see below), substantially all employees of IMTT are eligible to participate in a defined benefit pension plan (IMTT DB Plan). Benefits under the IMTT DB Plan are based on years of service and the employees’ highest average compensation for a consecutive five year period. IMTT’s contributions to the plan are based on the recommendations of its consulting actuary.

On January 1, 2017, the IMTT DB Plan was frozen to new participants, except for the union employees of Bayonne, for whom it was subsequently frozen on January 1, 2018.

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

IMTT

IMTT is the sponsor of a defined benefit plan covering union employees at IMTT-Illinois (IMTT-Illinois Union Plan). Monthly benefits under this plan are computed based on a benefit rate in effect at the date of the participant’s termination multiplied by the number of years of service. IMTT’s contributions to the plan are based on the recommendations of its consulting actuary. On January 1, 2018, the IMTT-Illinois Union Plan was frozen to new participants.

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

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Employee Benefit Plans  – (continued)

Additional information about the fair value of the benefit plan assets, the components of net periodic cost and the projected benefit obligation as of and for the years ended December 31, 2017 and 2016 are ($ in thousands).

	HG DB Plan Benefits		IMTT DB Plan Benefits		Other Plan Benefits		Total
	2017	2016	2017	2016	2017	2016	2017	2016
Change in benefit obligation:
Benefit obligation – beginning of year	$50,933	$50,044	$140,853	$136,072	$26,808	$21,912	$218,594	$208,028
Service cost	753	744	5,316	6,285	1,041	810	7,110	7,839
Interest cost	1,982	2,046	5,808	6,172	1,087	974	8,877	9,192
Plan amendments	—	—	—	—	243	—	243	—
Participant contributions	—	—	—	—	62	53	62	53
Actuarial losses	2,082	423	16,964	6,927	1,384	4,476	20,430	11,826
Benefits paid	(2,406)	(2,324)	(8,177)	(5,826)	(1,331)	(1,417)	(11,914)	(9,567)
Liability gain due to curtailment	—	—	—	(8,777)	—	—	—	(8,777)
Special termination benefits	—	—	1,041	—	—	—	1,041	—
Benefit obligation – end of year	$53,344	$50,933	$161,805	$140,853	$29,294	$26,808	$244,443	$218,594
Change in plan assets:
Fair value of plan assets – beginning of year	$46,717	$42,825	$95,938	$96,891	$8,371	$8,161	$151,026	$147,877
Actual return on plan assets	6,555	2,716	14,015	4,873	1,305	433	21,875	8,022
Employer contributions	—	3,500	—	—	1,022	1,141	1,022	4,641
Participant contributions	—	—	—	—	62	53	62	53
Benefits paid	(2,406)	(2,324)	(8,177)	(5,826)	(1,331)	(1,417)	(11,914)	(9,567)
Fair value of plan assets – end of year	$50,866	$46,717	$101,776	$95,938	$9,429	$8,371	$162,071	$151,026

During the year ended December 31, 2017, there were no contributions made to any of the plans. Hawaii Gas made a $3.5 million voluntary contribution to the HG DB Plan during the year ended December 31, 2016. As of December 31, 2017, IMTT is not expected to make any cash contribution to the IMTT DB Plan until 2021. As of December 31, 2017, Hawaii Gas is not expected to make any cash contribution to the HG DB Plan for the next ten years. The annual amount of any cash contributions will be dependent upon a number of factors such as market conditions and changes to regulations.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Employee Benefit Plans  – (continued)

The funded status at December 31, 2017 and 2016, are presented in the following table ($ in thousands):

	HG DB Plan Benefits		IMTT DB Plan Benefits		Other Plan Benefits		Total
	2017	2016	2017	2016	2017	2016	2017	2016
Funded status
Funded status at end of year	$(2,478)	$(4,216)	$(60,029)	$(44,915)	$(19,865)	$(18,437)	$(82,372)	$(67,568)
Net amount recognized in balance sheet(1)	$(2,478)	$(4,216)	$(60,029)	$(44,915)	$(19,865)	$(18,437)	$(82,372)	$(67,568)
Amounts recognized in balance sheet consisting of:
Noncurrent assets	$—	$—	$—	$—	$—	$—	$—	$—
Current liabilities	—	—	—	—	(1,224)	(1,160)	(1,224)	(1,160)
Noncurrent liabilities	(2,478)	(4,216)	(60,029)	(44,915)	(18,641)	(17,277)	(81,148)	(66,408)
Net amount recognized in balance sheet(1)	$(2,478)	$(4,216)	$(60,029)	$(44,915)	$(19,865)	$(18,437)	$(82,372)	$(67,568)

(1)	Generally accepted accounting principles require measurement of defined benefit pension liabilities utilizing current discount rates. Statutory funding formulas permit measurement of defined benefit pension liabilities utilizing discount rates based on a 25-year average of those rates, which more closely matches the expected payout period for those liabilities. The IMTT and Hawaii Gas defined benefit pension plans both exceed 100% of the statutory funding target as of December 31, 2017.

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive loss for the years ended December 31, 2017 and 2016 are presented in the following table ($ in thousands):

	HG DB Plan Benefits		IMTT DB Plan Benefits		Other Plan Benefits		Total
	2017	2016	2017	2016	2017	2016	2017	2016
Prior service (cost) credit	$—	$—	$—	$—	$(163)	$95	$(163)	$95
Accumulated loss	(9,407)	(12,000)	(18,320)	(9,577)	(5,865)	(5,594)	(33,592)	(27,171)
Accumulated other comprehensive loss	(9,407)	(12,000)	(18,320)	(9,577)	(6,028)	(5,499)	(33,755)	(27,076)
Net periodic benefit cost in excess (deficit) of cumulative employer contributions	6,929	7,784	(41,709)	(35,338)	(13,837)	(12,938)	(48,617)	(40,492)
Net amount recognized in balance sheet	$(2,478)	$(4,216)	$(60,029)	$(44,915)	$(19,865)	$(18,437)	$(82,372)	$(67,568)

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Employee Benefit Plans  – (continued)

The components of net periodic benefit cost and other changes in other comprehensive (income) loss for the plans are shown below ($ in thousands):

	HG DB Plan Benefits			IMTT DB Plan Benefits			Other Plan Benefits			Total
	2017	2016	2015	2017	2016	2015	2017	2016	2015	2017	2016	2015
Components of net periodic benefit cost:
Service cost	$753	$744	$841	$5,316	$6,285	$6,853	$1,041	$810	$911	$7,110	$7,839	$8,605
Interest cost	1,982	2,046	1,988	5,808	6,172	5,914	1,087	974	912	8,877	9,192	8,814
Expected return on plan assets	(2,675)	(2,448)	(2,670)	(5,794)	(6,374)	(7,020)	(473)	(502)	(585)	(8,942)	(9,324)	(10,275)
Recognized actuarial loss (gain)	795	854	883	—	—	(534)	281	91	(31)	1,076	945	318
Amortization of prior service cost	—	—	—	—	—	(78)	(15)	(15)	(5)	(15)	(15)	(83)
Special Termination benefits	—	—	—	1,041	—	—	—	—	—	1,041	—	—
Net periodic benefit cost	$855	$1,196	$1,042	$6,371	$6,083	$5,135	$1,921	$1,358	$1,202	$9,147	$8,637	$7,379
Other changes recognized in other comprehensive (income) loss:
Prior service cost (credit) arising during the year	$—	$—	$—	$—	$—	$—	$243	$—	$(110)	$243	$—	$(110)
Net (gain) loss arising during the year	(1,798)	156	268	8,743	8,428	(5,873)	552	4,545	(836)	7,497	13,129	(6,441)
Liability gain due to curtailment	—	—	—	—	(8,777)	—	—	—	—	—	(8,777)	—
Amortization of prior service cost	—	—	—	—	—	78	15	15	5	15	15	83
Amortization of (loss) gain	(795)	(854)	(883)	—	—	534	(281)	(91)	31	(1,076)	(945)	(318)
Total recognized in other comprehensive (income) loss	$(2,593)	$(698)	$(615)	$8,743	$(349)	$(5,261)	$529	$4,469	$(910)	$6,679	$3,422	$(6,786)

The estimated amounts that will be amortized from accumulated other comprehensive (income) loss over the next year are presented in the following table ($ in thousands):

	HG DB Plan Benefits		IMTT DB Plan Benefits		Other Plan Benefits		Total
	2017	2016	2017	2016	2017	2016	2017	2016
Amortization of prior service cost (credit)	$—	$—	$—	$—	$2	$(15)	$2	$(15)
Amortization of net loss	563	794	188	—	225	264	976	1,058

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Employee Benefit Plans  – (continued)

The assumptions used in accounting for the HG DB Plan Benefits, IMTT DB Plan Benefits and Other Plan Benefits are:

	HG DB Plan Benefits			IMTT DB Plan Benefits			Other Plan Benefits
	2017	2016	2015	2017	2016	2015	2017	2016	2015
Weighted average assumptions to determine benefit obligations:
Discount rate	3.60%	4.00%	4.20%	3.70%	4.30%	4.65%	3.25% to 3.70%	3.56% to 4.25%	3.78% to 4.55%
Rate of compensation increase	N/A	N/A	N/A	4.57%	4.57%	4.57%	4.57%(1)	4.57%(1)	4.57%(1)
Measurement date	December 31	December 31	December 31	December 31	December 31	December 31	December 31	December 31	December 31
Weighted average assumptions to determine net cost:
Discount rate	4.00%	4.20%	3.90%	4.30%	4.65%	4.25%	3.56% to 4.25%	3.78% to 4.55%	3.45% to 4.15%
Expected long-term rate of return on plan assets
during fiscal year	5.90%	5.90%	5.90%	6.25%	6.75%	7.00%	5.75%(2)	6.25%(2)	7.00%(2)
Rate of compensation increase	N/A	N/A	N/A	4.57%	4.57%	4.57%	4.57%(1)	4.57%(1)	4.57%(1)
Assumed healthcare cost trend rates:
Initial health care cost trend rate							6.98% to 7.0%	7.20% to 7.25%	7.50%
Ultimate rate							4.50% to 5.00%	4.50% to 5.00%	4.50% to 5.00%
Year ultimate rate is reached							2025 to 2028	2025 to 2028	2025 to 2028

(1)	Only applies to IMTT post-retirement life insurance plan.
(2)	Only applies to IMTT-Illinois Union Plan.

Pension asset investment decisions are made with assistance of an outside paid advisor to achieve the multiple goals of high rate of return, diversification and safety. The business has instructed the trustee, the investment manager, to maintain the allocation of the defined benefit plans’ assets between equity mutual fund securities, fixed income mutual fund securities, mixed equity and fixed income mutual fund securities, money market funds and cash within the pre-approved parameters set by the management. The weighted average asset allocation at December 31, 2017 and 2016 was:

	HG DB Plan Benefits		IMTT DB Plan Benefits		Other Plan Benefits
	2017	2016	2017	2016	2017	2016
Equity securities	36%	56%	44%	51%	46%	51%
Fixed income securities	58%	27%	45%	44%	47%	48%
Mixed income securities	—	7%	—	—	—	—
Private equity	—	—	3%	4%	—	—
Global real estate fund	5%	—	7%	—	7%	—
Cash	1%	10%	1%	1%	—%	1%
Total	100%	100%	100%	100%	100%	100%

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Employee Benefit Plans  – (continued)

The expected returns on plan assets were estimated based on the allocation of assets and management’s expectations regarding future performance of the investments held in the investment portfolios. The asset allocations as of December 31, 2017 and 2016 measurement dates were ($ in thousands):

	Fair Value Measurements at December 31, 2017 Pension Benefits – Plan Assets
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value (NAV)
Asset category:
Cash and money market	$1,280	$1,280	$—	$—	$—
Equity securities	67,619	—	67,619	—	—
Fixed income securities	79,130	—	79,130	—	—
Global real estate fund	9,738	—	9,738	—	—
Domestic private equity	4,304	—	—	—	4,304
Total	$162,071	$1,280	$156,487	$—	$4,304

	Fair Value Measurements at December 31, 2016 Pension Benefits – Plan Assets
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value (NAV)

Asset category:
Cash and money market	$5,890	$5,890	$—	$—	$—
Equity securities	79,279	79,279	—	—	—
Fixed income securities	59,028	59,028	—	—	—
Domestic mixed income securities	3,401	3,401	—	—	—
Domestic private equity	3,428	—	—	—	3,428
Total	$151,026	$147,598	$—	$—	$3,428

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Employee Benefit Plans  – (continued)

The estimated future benefit payments for the next ten years are ($ in thousands):

	HG DB Plan Benefits	IMTT DB Plan Benefits	Other Plan Benefits	Total
2018	$2,910	$7,921	$1,548	$12,379
2019	2,973	7,002	1,692	11,667
2020	3,043	8,114	1,767	12,924
2021	3,099	7,154	1,747	12,000
2022	3,112	8,224	1,712	13,048
Thereafter	15,676	44,855	9,013	69,544
Total	$30,813	$83,270	$17,479	$131,562

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

16. Subsequent Events

Dividend

On February 19, 2018, the board of directors declared a dividend of $1.44 per share for the quarter ended December 31, 2017, which is expected to be paid on March 8, 2018 to holders of record on March 5, 2018.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Quarterly Data (Unaudited)

The data shown below relates to the Company’s operations and includes all adjustments which the Company considers necessary for a fair presentation of such amounts.

Quarter ended	March 31	June 30	September 30	December 31
	(In thousands, except per share data)
2017
Revenue	$451,457	$438,990	$453,061	$471,205
Operating income	78,977	77,266	85,984	78,811
Net income attributable to MIC	36,015	26,020	40,095	349,072
Per share information attributable to MIC:
Net income per share – basic	$0.44	$0.32	$0.48	$4.13
Net income per share – diluted(1)	0.44	0.32	0.48	3.82
Cash dividends declared per share	$1.32	$1.38	$1.42	$1.44
2016
Revenue	$396,387	$397,579	$420,524	$437,241
Operating income	88,776	76,507	75,658	80,200
Net income attributable to MIC	22,355	19,192	42,026	72,808
Per share information attributable to MIC:
Net income per share – basic	$0.28	$0.24	$0.52	$0.89
Net income per share – diluted(1)	0.28	0.24	0.51	0.79
Cash dividends declared per share	$1.20	$1.25	$1.29	$1.31

(1)	See Note 3, “Income (Loss) per Share”, for further discussions for potentially dilutive shares.

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

(b) Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2017. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.

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

Management used the framework set forth in the report entitled “Internal Control-Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission (referred to as COSO) to evaluate the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017. As a result of its evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2017 based on those criteria.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2017 has been audited by KPMG LLP, the Company’s independent registered public accounting firm, as stated in their report appearing on page 159, which expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2017.

(c) Attestation Report of Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders
Macquarie Infrastructure Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Macquarie Infrastructure Corporation and subsidiaries’ (the “Company”) internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (“PCAOB”), the consolidated balance sheets of the Company as of December 31, 2017 and 2016, the related consolidated statements of operations, comprehensive income (loss), stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2017, and the related notes (collectively, the “consolidated financial statements”), and our report dated February 21, 2018 expressed an unqualified opinion on those consolidated financial statements.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Management’s Annual Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit of internal control over financial reporting included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, and testing and evaluating the design and operating effectiveness of internal control based on the assessed risk. Our audit also included performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ KPMG LLP

Dallas, Texas
February 21, 2018

(d) Changes in Internal Control Over Financial Reporting

No change in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) was identified in connection with the evaluation described in (b) above during the fiscal quarter ended December 31, 2017 that materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company will furnish to the Securities and Exchange Commission a definitive proxy statement not later than 120 days after the end of the fiscal year ended December 31, 2017.

The information required by this Item 10 is included under the captions “Election of Directors”, “Governance Information” and “Section 16(A) Beneficial Ownership Reporting Compliance” in our proxy statement for our 2018 annual meeting of stockholders and is incorporated herein by reference.

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

ITEM 11. EXECUTIVE COMPENSATION

The information required by this Item 11 is included under the captions “Director Compensation”, “Compensation Discussion and Analysis”, “Executive Compensation”, “Governance Information” and “Compensation Committee Report” in our proxy statement for our 2018 annual meeting of stockholders and is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

Securities Authorized for Issuance Under Equity Compensation Plans

The table below sets forth information with respect to shares authorized for issuance as of December 31, 2017:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights (b)		Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Under Column (a)) (c)
Equity compensation plans approved by stockholders(1)	9,435	$	__	(1)
Equity compensation plans not approved by stockholders	—		—	—
Total	9,435		$—	(1)

(1)	Information in column (a) represents the number of shares issuable upon the vesting of director stock units pursuant to our 2014 Independent Directors Equity Plan (2014 Plan), which was approved in 2014. Only the Company’s independent directors may participate in the 2014 Plan. The only type of award that may be granted under the 2014 Plan is an award of director shares. Each share is an unsecured promise to transfer one share on the settlement date, subject to satisfaction of the applicable terms and conditions. The units vest on the day prior to the following year’s annual meeting. The Company granted 1,887 restricted stock units to each of its independent directors elected at the 2017 annual stockholders’ meeting. The maximum number of shares available for issuance under the 2014 Plan is 300,000 shares, with a balance of 272,310 shares remaining available for issuance at December 31, 2017. The aggregate grant date fair value of awards granted to an independent director during any single fiscal year (excluding awards made at the election of the independent director in lieu of all or a portion of annual and committee cash retainers) may not exceed $350,000. The 2014 Plan does not provide a formula for the determination of awards and the Compensation Committee will have the authority to determine the size of all awards under 2014 Plan, subject to the limits on the number of shares that may be granted annually.

The remaining information required by this Item 12 is included under the caption “Share Ownership of Directors, Executive Officers and Principal Stockholders” in our proxy statement for our 2018 annual meeting of stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is included under the caption “Certain Relationships and Related Party Transactions” and “Governance Information” in our proxy statement for our 2018 annual meeting of stockholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is included under the caption “Ratification of Selection of Independent Auditor” in our proxy statement for our 2018 annual meeting of stockholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules

The consolidated financial statements in Part II, Item 8, and schedule listed in the accompanying exhibit index are filed as part of this report.

Exhibits

The exhibits listed on the accompanying exhibit index are filed as a part of this report.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Macquarie Infrastructure Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 21, 2018.

MACQUARIE INFRASTRUCTURE CORPORATION (Registrant)
By: /s/ Christopher Frost Chief Executive Officer

We, the undersigned directors and executive officers of Macquarie Infrastructure Corporation, hereby severally constitute Christopher Frost and Liam Stewart, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said Annual Report on Form 10-K.

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Macquarie Infrastructure Corporation and in the capacities indicated on the 21st day of February 2018.

Signature	Title
/s/ Christopher Frost Christopher Frost	Chief Executive Officer (Principal Executive Officer)
/s/ Liam Stewart Liam Stewart	Chief Financial Officer (Principal Financial Officer)
/s/ Robert Choi Robert Choi	Principal Accounting Officer
/s/ Martin Stanley Martin Stanley	Chairman of the Board of Directors
/s/ Norman H. Brown, Jr. Norman H. Brown, Jr.	Director
/s/ George W. Carmany III George W. Carmany III	Director
/s/ James Hooke James Hooke	Director
/s/ Ronald Kirk Ronald Kirk	Director
/s/ Henry E. Lentz Henry E. Lentz	Director
/s/ Ouma Sananikone Ouma Sananikone	Director

EXHIBIT INDEX

2.1	Plan of Conversion dated April 10, 2015 (incorporated by reference to Exhibit 2.1 of the Registrant’s Registration Statement Form S-4 (Reg. No. 333-202162).
3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 21, 2015).
3.2	Amended and Restated Bylaws of the Registrant, dated as of February 18, 2016. (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on February 23, 2016).
4.1	Senior Debt Securities Indenture, dated as of July 15, 2014, by and among Macquarie Infrastructure Company LLC and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 18, 2014).
4.2	First Supplemental Indenture, dated as of July 15, 2014, by and among Macquarie Infrastructure Company LLC and Wells Fargo Bank, National Association, as Trustee (including the form of 2.875% Convertible Senior Notes due 2019) (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 18, 2014).
4.3	Second supplemental indenture, dated as of May 21, 2015, by and between Macquarie Infrastructure Corporation and Wells Fargo, National Association, as Trustee (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 21, 2015).
4.4	Third Supplemental Indenture, dated as of October 13, 2016, by and among Macquarie Infrastructure Corporation and Wells Fargo Bank, National Association, as Trustee (including the form of 2.00% Convertible Senior Note due 2023) (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2016).
10.1	Third Amended and Restated Management Services Agreement by and among the Registrant, MIC Ohana Corporation and Macquarie Infrastructure Management (USA) Inc. (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 21, 2015).
10.2	Amended and Restated Registration Rights Agreement between the Registrant and Macquarie Infrastructure Management (USA) Inc. (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 21, 2015).
10.3**	Amended and Restated Credit Agreement, dated as of January 3, 2018, among Macquarie Infrastructure Corporation, as borrower, MIC Ohana Corporation, as guarantor, J.P. Morgan Chase Bank, N.A., as administrative agent and the lenders party thereto.
10.4*	Macquarie Infrastructure Company LLC 2014 Independent Directors Equity Plan (incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed on April 4, 2014).
10.5*	Macquarie Infrastructure Corporation 2016 Omnibus Employee Incentive Plan (incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed on April 1, 2016).
10.6	Memorandum of Agreement, dated July 17, 2015, among the Registrant, MIC Ohana Corporation and Macquarie Infrastructure Management (USA) Inc. (incorporated by reference to Exhibit 10.6 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).
10.7	Credit Agreement, dated as of May 21, 2015, among ITT Holdings LLC, IMTT-Quebec Inc. and IMTT-NTL Ltd., SunTrust Bank as administrative agent and the lenders party thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.8	Note Purchase Agreement, dated May 8, 2015, among ITT Holdings LLC and the purchasers named therein, with respect to the issuance of 3.92% Guaranteed Senior Notes, Series A, due 2025 and 4.02% Guaranteed Senior Notes, Series B, due 2027 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).
10.9	Amended and Restated Loan Agreement, dated as of May 1, 2015, among Louisiana Public Facilities Authority and IMTT-Finco, LLC and Wells Fargo Bank, National Association, as trustee. (Series 2010A) (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).
10.10	Amended and Restated Loan Agreement, dated as of May 1, 2015, among Louisiana Public Facilities Authority and IMTT-Finco, LLC and Wells Fargo Bank, National Association, as trustee. (Series 2010) (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).
10.11	Amended and Restated Loan Agreement, dated as of May 1, 2015, among Louisiana Public Facilities Authority and IMTT-Finco, LLC and Wells Fargo Bank, National Association, as trustee. (Series 2010B) (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).
10.12	Amended and Restated Loan Agreement, dated as of May 1, 2015, among Louisiana Public Facilities Authority and International-Matex Tank Terminals and Wells Fargo Bank, National Association, as trustee. (Series 2007) (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).
10.13	Amended and Restated Lease Agreement, dated as of May 1, 2015, among The Industrial Development Board of the Parish of Ascension, Louisiana, Inc. and IMTT-Geismar and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).
10.14	Loan Agreement, dated as of May 1, 2015, among New Jersey Economic Development Authority and Bayonne Industries, Inc., IMTT-Bayonne and IMTT-BC and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).
10.15	Equity Distribution Agreement, dated June 24, 2015, by and among Macquarie Infrastructure Corporation, SunTrust Robinson Humphrey, Inc., Macquarie Capital (USA) Inc., Barclays Capital Inc., Credit Agricole Securities (USA) Inc., J.P. Morgan Securities LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, RBC Capital Markets, LLC, Robert W. Baird & Co. Incorporated and Wells Fargo Securities LLC (incorporated by reference to Exhibit 1.1 to the Registrant’s Current Report on Form 8-K filed with the SEC on June 24, 2015).
10.16†	Credit Agreement, dated as of October 8, 2010, as amended, among Idaho Wind Partners 1, LLC and The Bank of Tokyo-Mitsubishi UFJ, LTD., as administrative agent, ING Capital LLC, as DSR Letter of Credit issuing bank, Norddeutsche Landesbank Girozentrale, as joint lead arranger, Union Bank, N.A., as collateral agent, and the lender parties thereto (incorporated by reference to Exhibit 10.25 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on February 23, 2016).
10.17†	Credit Agreement, dated as of August 10, 2015, among Bayonne Energy Center, LLC and Bayonne Energy Center Urban Renewal, LLC and Credit Agricole Corporate and Investment Bank as swingline lender, administrative agent and joint lead arranger, ING Capital LLC, National Australia Bank Limited, Siemens Financial Services, Inc., SunTrust Robinson Humphrey, Inc., and Wells Fargo Bank, N.A., as joint lead arrangers, and the lender parties thereto (incorporated by reference to Exhibit 10.26 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on February 23, 2016).

10.18	Credit Agreement, dated as of October 7, 2016, among Atlantic Aviation FBO Holdings LLC, Atlantic Aviation FBO Inc., as Borrower, Wells Fargo Bank, N.A., as Administrative Agent and Collateral Agent, Bank of America, N.A., as Documentation Agent, JPMorgan Chase Bank, N.A., Regions Bank, and Compass Bank dba BBVA Compass, as Co-Syndication Agents, Wells Fargo Securities, JPMorgan Chase Bank, N.A., Regions Capital Markets, a division of Regions Bank, and Compass Bank dba BBVA Compass, as Joint Bookrunners and Joint Lead Arrangers and Citizens Bank, N.A., Fifth Third Bank, PNC Bank, National Association, and U.S. Bank National Association, as Managing Agents, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2016).
10.19†	Note Purchase Agreement, dated as of August 8, 2012, among The Gas Company, LLC and the purchasers named therein, with respect to the issuance of 4.22% Senior Secured Notes due 2022 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (the “September 2012 Quarterly Report”)).
10.20†	Credit Agreement, dated as of February 10, 2016, among HGC Holdings LLC, Wells Fargo Bank N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).
10.21†	Credit Agreement, dated as of February 10, 2016, among The Gas Company LLC, Wells Fargo Bank N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).
10.22†	Amendment No. 1, dated as of February 21, 2017, to the Amended and Restated Credit Agreement, dated as of February 10, 2016, among HGC Holdings LLC, Wells Fargo Bank N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).
10.23†	Amendment No. 1, dated as of February 21, 2017, to the Amended and Restated Credit Agreement, dated as of February 10, 2016, among The Gas Company LLC, Wells Fargo Bank N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).
10.24†**	Amendment No. 2, dated as of February 12, 2018, to the Amended and Restated Credit Agreement, dated as of February 10, 2016, among HGC Holdings LLC, Wells Fargo Bank N.A., as administrative agent, and the lenders party thereto.
10.25†**	Amendment No. 2, dated as of February 12, 2018, to the Amended and Restated Credit Agreement, dated as of February 10, 2016, among The Gas Company LLC, Wells Fargo Bank N.A., as administrative agent, and the lenders party thereto.
10.26	Registration Rights Agreement, dated August 8, 2017, by and among Macquarie Infrastructure Corporation, WDE Epic Aggregate LLC, BWE Epic Holdings I-A, L.P. and BWE Epic Holdings I, L.P. (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on August 14, 2017).
21.1**	Subsidiaries of the Registrant
23.1**	Consent of KPMG LLP
24.1	Powers of Attorney (included in signature pages)
31.1**	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2**	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1***	Section 1350 Certification of Chief Executive Officer
32.2***	Section 1350 Certification of Chief Financial Officer

101.0**	The following materials from the Annual Report on Form 10-K of Macquarie Infrastructure Corporation for the year ended December 31, 2017, filed on February 21, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of December 31, 2017 and December 31, 2016, (ii) the Consolidated Statements of Operations for the years ended December 31, 2017, 2016 and 2015, (iii) the Consolidated Statements of Comprehensive Income (Loss) for the years ended December 31, 2017, 2016 and 2015, (iv) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2017, 2016 and 2015, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2017, 2016 and 2015 and (vi) the Notes to Consolidated Financial Statements.

*	Management contract, compensatory plan or arrangement.
**	Filed herewith.
***	A signed original of this written statement required by Section 906 has been provided to Macquarie Infrastructure Corporation and will be retained by Macquarie Infrastructure Corporation and furnished to the Securities and Exchange Commission or its staff upon request.
†	The Registrant does not deem this agreement material pursuant to Regulation S-K Item 601(b)(10).