Form 10-Q
period 2018-03-31
Macquarie Infrastructure Corp
filed 2018-05-02
CIK 1289790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2018

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

There were 85,084,344 shares of common stock, with $0.001 par value, outstanding at May 1, 2018.

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

Cautionary Note Regarding Forward-Looking Statements

In addition to historical information, this quarterly report on Form 10-Q (Quarterly Report) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements may appear throughout this Quarterly Report, including without limitation, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section. We use words such as “believe”, “intend”, “expect”, “anticipate”, “plan”, “may”, “will”, “should”, “estimate”, “potential”, “project” and similar expressions to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the risks identified in our Annual Report on the Form 10-K for the year ended December 31, 2017, and in other reports we file from time to time with the Securities and Exchange Commission (SEC).

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

MIC is externally managed by Macquarie Infrastructure Management (USA) Inc. (our Manager), pursuant to the terms of a Management Services Agreement, that is subject to the oversight and supervision of our Board of Directors. The majority of the members of our Board of Directors, and each member of all Board Committees, is independent and has no affiliation with Macquarie. Our Manager is a member of the Macquarie Group of companies comprising the Macquarie Group Limited and its subsidiaries and affiliates worldwide. Macquarie Group Limited is headquartered in Australia and is listed on the Australian Stock Exchange.

We currently own and operate a diversified portfolio of businesses that provide services to other businesses, government agencies and individuals primarily in the U.S. The businesses we own and operate are organized into four segments:

•	International-Matex Tank Terminals (IMTT): a business providing bulk liquid terminalling to third parties at 17 terminals in the U.S. and two in Canada;
•	Atlantic Aviation: a provider of fuel, terminal, aircraft hangaring and other services primarily to owners and operators of general aviation (GA) jet aircraft at 70 airports throughout the U.S.;
•	Contracted Power: comprising electricity generating assets including a gas-fired facility and controlling interests in wind and solar facilities in the U.S.; and
•	MIC Hawaii: comprising an energy company that processes and distributes gas and provides related services (Hawaii Gas) and several smaller businesses collectively engaged in efforts to reduce the cost and improve the reliability and sustainability of energy in Hawaii.

Our businesses generally operate in sectors with barriers to entry including high initial development and construction costs, long-term contracts or the requirement to obtain government approvals and a lack of immediate cost-effective alternatives to the services provided. Collectively, they tend to generate sustainable, stable and growing cash flows over the long-term.

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

At IMTT, we focus on providing bulk liquid storage, handling and other services to customers who place a premium on ease of access and operational flexibility. The substantial majority of IMTT’s revenue is generated pursuant to “take-or-pay” contracts of varying maturities providing access to storage tank capacity and ancillary services.

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

The businesses that comprise our Contracted Power segment generate revenue by producing and selling electric power pursuant primarily to long-dated power purchase agreements (PPAs) or tolling agreements all with creditworthy off-takers.

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

Dividends

Since January 1, 2017, MIC has paid or declared the following dividends:

Declared	Period Covered	$ per Share	Record Date	Payable Date
May 1, 2018	First quarter 2018	$1.00	May 14, 2018	May 17, 2018
February 19, 2018	Fourth quarter 2017	1.44	March 5, 2018	March 8, 2018
October 30, 2017	Third quarter 2017	1.42	November 13, 2017	November 16, 2017
August 1, 2017	Second quarter 2017	1.38	August 14, 2017	August 17, 2017
May 2, 2017	First quarter 2017	1.32	May 15, 2017	May 18, 2017
February 17, 2017	Fourth quarter 2016	1.31	March 3, 2017	March 8, 2017

We currently intend to maintain, and where possible, increase our quarterly cash dividend to our shareholders. The MIC Board has authorized a quarterly cash dividend of $1.00 per share for the quarter ended March 31, 2018. MIC has been structured to provide investors with an opportunity to generate an attractive “total return” and we intend to distribute the majority of the cash generated from operations by our businesses as a quarterly dividend.

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

Recent Developments

We are exploring the potential sale of a portion or all of Bayonne Energy Center (BEC), a business within the Contracted Power segment. If an agreement for a sale can be reached, it is possible that such a transaction could be concluded before the end of 2018. We are also undertaking a review of strategic options available to us with respect to certain other, smaller businesses in our portfolio and after quarter end, we completed the sale of OMI Environmental Solutions, Inc. (OMI), an environmental response subsidiary of IMTT. We may, as a result of this review, undertake to sell, or otherwise divest of other businesses, although we cannot assure you as to whether, or on what terms, any such transaction will occur. We currently anticipate that proceeds, if any, from such sales would be available to support investment in any of the businesses or segments in which we currently operate or to reduce indebtedness as we and our board of directors may deem appropriate.

In 2017, we completed the development of our shared service center to consolidate common back office functions across our businesses. We use an efforts model to allocate costs incurred by our shared service center to each of MIC’s operating segments and Corporate and Other based on the allocable effort deployed in delivering those services to that particular segment. These costs are reflected in Selling, general and administrative expenses.

To date, we have realized approximately $11.0 million of savings from our shared services center, of which approximately 65% is procurement related and 35% is headcount-related. These headcount reductions have been partially offset by Selling, general and administrative expenses increases associated with acquisitions that were completed in 2017 and 2018 as well as additional functionality that we have added to our shared service center in areas such as legal and procurement. Savings from our procurement initiative will be reflected in a reduction in Costs of services and Cost of products sold, Selling, general and administrative expenses and capital expenditures and may not be evenly allocated to any individual operating segment.

Results of Operations

Consolidated

Our consolidated results of operations for the quarter demonstrate the importance of maintaining a suitably diversified portfolio of infrastructure businesses and investing prudently in the growth of those businesses. An expected decrease in the contribution to our overall results from our IMTT business was largely offset by strong performance by Atlantic Aviation and Contracted Power businesses resulting in the generation of EBITDA excluding non-cash items that were broadly flat year over year.

The decreased contribution from IMTT reflected the non-renewal of certain contracts for bulk liquid storage and handling services in late 2017 and early 2018, partially offset by contributions from an acquisition in 2017. Atlantic Aviation performed well versus the prior comparable period as a result of increases in GA flight activity, contributions from acquisitions of additional FBOs in 2017 and the operational leverage inherent in the business.

Results for Contracted Power were better than anticipated, driven by favorable weather conditions with respect to BEC and improved operations of certain of our renewable power generation assets from better resourcing and the internalization of the oversight of operations. MIC Hawaii’s results were below expectations primarily as a result of cost increases at Hawaii Gas and underperformance by our design-build mechanical contractor.

Our financial performance versus the prior comparable period reflects the absence of implementation costs related to shared services and the related benefit of reductions in procurement.

Capital deployed in 2017, including into various acquisitions, contributed to our overall results in the first quarter as expected. Acquisitions by each of IMTT and Atlantic Aviation performed in line with their respective investment cases while investment in significant projects, such as the development of additional power generation capability at BEC, are expected to contribute in the second and subsequent quarters.

Results of Operations: Consolidated – (continued)

Our consolidated results of operations are as follows:

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2018	2017	$	%
	($ In Thousands, Except Share and Per Share Data) (Unaudited)
Revenue
Service revenue	$402,609	$363,804	38,805	10.7
Product revenue	98,947	87,653	11,294	12.9
Total revenue	501,556	451,457	50,099	11.1
Costs and expenses
Cost of services	187,470	154,706	(32,764)	(21.2)
Cost of product sales	53,385	47,225	(6,160)	(13.0)
Selling, general and administrative	86,957	76,952	(10,005)	(13.0)
Fees to Manager – related party	12,928	18,223	5,295	29.1
Depreciation	61,358	57,681	(3,677)	(6.4)
Amortization of intangibles	17,216	17,693	477	2.7
Total operating expenses	419,314	372,480	(46,834)	(12.6)
Operating income	82,242	78,977	3,265	4.1
Other income (expense)
Interest income	80	34	46	135.3
Interest expense(1)	(18,790)	(25,482)	6,692	26.3
Other income, net	42	1,182	(1,140)	(96.4)
Net income before income taxes	63,574	54,711	8,863	16.2
Provision for income taxes	(16,779)	(22,073)	5,294	24.0
Net income	$46,795	$32,638	14,157	43.4
Less: net loss attributable to noncontrolling interests	(30,039)	(3,377)	26,662	NM
Net income attributable to MIC	$76,834	$36,015	40,819	113.3
Basic income per share attributable to MIC	$0.91	$0.44	0.47	106.8
Weighted average number of shares outstanding: basic	84,821,453	82,138,168	2,683,285	3.3

NM — Not meaningful

(1)	Interest expense includes gains on derivative instruments of $15.1 million and $954,000 for the quarters ended March 31, 2018 and 2017, respectively.

Revenue

Consolidated revenues increased for the quarter ended March 31, 2018 compared with the quarter ended March 31, 2017 primarily as a result of, (i) an increase in the wholesale cost and the volume of jet fuel sold at Atlantic Aviation; (ii) an increase in revenue from our mechanical contracting business and an increase in the wholesale cost and volume of gas sold at MIC Hawaii; (iii) improved operations and utilization at our Contracted Power businesses; and, (iv) contributions from acquisitions.

Results of Operations: Consolidated – (continued)

Cost of Services and Product Sales

Consolidated cost of services and product sales increased for the quarter ended March 31, 2018 compared with the quarter ended March 31, 2017 primarily due to, (i) an increase in the wholesale cost of jet fuel at Atlantic Aviation; (ii) the increase in the wholesale cost of gas and lower margins at MIC Hawaii; and, (iii) incremental costs associated with acquired operations. The changes in consolidated cost of services and product sales also reflect lower unrealized losses on commodity hedges at Hawaii Gas compared with the quarter ended March 31, 2017 (see “Results of Operations — MIC Hawaii” below).

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the quarter ended March 31, 2018 compared with the quarter ended March 31, 2017 primarily due to incremental costs associated with acquired businesses and increases in salaries and benefits. The increase was partially offset by the absence of costs incurred in connection with the implementation of our shared services center.

Fees to Manager

Our Manager is entitled to a monthly base management fee based primarily on our market capitalization and potentially a quarterly performance fee based on total stockholder returns relative to a U.S. utilities index. For the quarters ended March 31, 2018 and 2017, we incurred base management fees of $12.9 million and $18.2 million, respectively. No performance fees were generated in either period. The unpaid portion of base management fees and performance fees, if any, at the end of each reporting period is included in the line item Due to Manager-related party in our consolidated condensed balance sheets.

In all of the periods shown below, our Manager elected to reinvest any fees to which it was entitled in additional shares. In accordance with the Third Amended and Restated Management Services Agreement, our Manager has currently elected to reinvest future base management fees and performance fees, if any, in new primary shares.

Period	Base Management Fee Amount ($ in Thousands)	Performance Fee Amount ($ in Thousands)	Shares Issued
2018 Activity:
First quarter 2018	$12,928	$—	265,002	(1)
2017 Activities:
Fourth quarter 2017	$16,778	$—	248,162
Third quarter 2017	17,954	—	240,674
Second quarter 2017	18,433	—	233,394
First quarter 2017	18,223	—	232,398

(1)	Our Manager elected to reinvest all of the monthly base management fees for the first quarter of 2018 in shares. We issued 265,002 shares for the quarter ended March 31, 2018, including 88,628 shares and 93,154 shares that were issued in April 2018 for the February and March 2018 monthly base management fee, respectively.

Depreciation

Depreciation expense increased for the quarter ended March 31, 2018 compared with the quarter ended March 31, 2017 primarily due to contributions from acquisitions and assets placed in service.

Results of Operations: Consolidated – (continued)

Interest Expense and Gains (Losses) on Derivative Instruments

Interest expense includes gains on derivative instruments of $15.1 million and $954,000 for the quarters ended March 31, 2018 and 2017, respectively. Gains and losses on derivatives recorded in interest expense are attributable to the change in fair value of interest rate hedging instruments. Excluding the derivative adjustments, cash interest expense was $29.8 million and $25.9 million for the quarters ended March 31, 2018 and 2017, respectively. The increase reflects primarily higher average debt balances and an increase in the weighted average interest rate. See discussions of interest expense for each of our operating businesses below.

Income Taxes

We file a consolidated federal income tax return that includes the financial results for IMTT, Atlantic Aviation, BEC, MIC Hawaii and our allocable share of the taxable income (loss) from our wind and solar facilities. The wind and solar facilities in which we have less than 100% equity interests are held by limited liability companies treated as partnerships for tax purposes. Pursuant to a tax sharing agreement, the businesses included in our consolidated federal income tax return, pay MIC an amount equal to the federal income tax each would have paid on a standalone basis as if they were not part of the consolidated federal income tax return. In addition, our businesses also file income tax returns in the jurisdictions in which they operate.

For the year ending December 31, 2018, we expect any consolidated federal income tax liability our businesses may generate to be fully offset by net operating loss (NOL) carryforwards. Our federal NOL balance at December 31, 2017 was $347.3 million. We believe that we will be able to utilize all of our federal prior year NOLs and, together with planned tax strategies, we do not expect to make material regular federal income tax payments, with our current portfolio of businesses, any earlier than 2020.

For the year ending December 31, 2018, we expect current year federal taxable income to be approximately $55.0 million and we expect our businesses collectively to pay state or provincial income taxes of approximately $13.5 million. In calculating our consolidated state income tax provision, we have provided a valuation allowance for certain state income tax NOLs, the use of which is uncertain.

The Tax Cuts and Jobs Act

The Tax Cuts and Jobs Act signed into law on December 22, 2017 includes provisions that will have an impact on our federal taxable income. The most significant of these are 100% bonus depreciation on qualifying assets (which is scheduled to decrease ratably to 0% between 2023 and 2027) and a reduction in the federal corporate tax rate from 35% to 21%.

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

Noncontrolling Interest

The increase in loss attributable to noncontrolling interest for the quarter ended March 31, 2018 compared with the quarter ended March 31, 2017 is primarily driven by the effects of the Tax Cuts and Jobs Act on certain partnership entities within the Contracted Power segment.

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

Given our varied ownership levels in our Contracted Power and MIC Hawaii segments, together with our obligations to report the results of these businesses on a consolidated basis, GAAP measures such as net income (loss) do not fully reflect all of the items we consider in assessing the amount of cash generated based on our proportionate interest in our wind and solar facilities. We note that the proportionately combined metrics used may be calculated in a different manner by other companies and may limit their usefulness as a comparative measure. Therefore, proportionately combined metrics should be used as a supplemental measure and not in lieu of our financial results reported under GAAP.

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

We use Free Cash Flow as a measure of our ability to provide investors with an attractive risk-adjusted total return by sustaining and potentially increasing our quarterly cash dividend and funding a portion of our growth. GAAP metrics such as net income (loss) do not provide us with the same level of visibility into the performance and prospects of the business as a result of: (i) the capital intensive nature of our businesses and the generation of non-cash depreciation and amortization; (ii) shares issued to our external Manager under the Management Services Agreement; (iii) our ability to defer all or a portion of current federal income taxes; (iv) non-cash unrealized gains or losses on derivative instruments; (v) amortization of tolling liabilities; (vi) gains (losses) on disposal of assets; and (vii) pension expenses. Pension expenses primarily consist of interest cost, expected return on plan assets and amortization of actuarial and performance gains and losses. Any cash contributions to pension plans are reflected as a reduction to Free Cash Flow and are not included in pension expense. We believe that external consumers of our financial statements, including investors and research analysts, use Free Cash Flow both to assess MIC’s performance and as an indicator of its success in generating an attractive risk-adjusted total return.

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

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2018	2017	$	%
	($ In Thousands) (Unaudited)
Net income	$46,795	$32,638
Interest expense, net(1)	18,710	25,448
Provision for income taxes	16,779	22,073
Depreciation	61,358	57,681
Amortization of intangibles	17,216	17,693
Fees to Manager-related party	12,928	18,223
Pension expense(2)	2,253	2,694
Other non-cash expense, net(3)	4,880	3,865
EBITDA excluding non-cash items	$180,919	$180,315	604	0.3
EBITDA excluding non-cash items	$180,919	$180,315
Interest expense, net(1)	(18,710)	(25,448)
Adjustments to derivative instruments recorded in interest expense(1)	(15,049)	(3,247)
Amortization of debt financing costs(1)	3,049	2,202
Amortization of debt discount(1)	897	619
Provision for current income taxes	(3,871)	(3,721)
Changes in working capital(4)	(3,133)	(23,126)
Cash provided by operating activities	144,102	127,594
Changes in working capital(4)	3,133	23,126
Maintenance capital expenditures	(9,862)	(4,476)
Free cash flow	$137,373	$146,244	(8,871)	(6.1)

(1)	Interest expense, net, includes adjustments to derivative instruments, non-cash amortization of deferred financing fees and non-cash amortization of debt discount related to the 2.00% Convertible Senior Notes due October 2023.
(2)	Pension expense primarily consists of interest cost, expected return on plan assets and amortization of actuarial and performance gains and losses.
(3)	Other non-cash expense, net, primarily includes non-cash amortization of tolling liabilities, unrealized gains (losses) on commodity hedges and non-cash gains (losses) related to disposal of assets. See “Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items, Free Cash Flow and Proportionately Combined Metrics” above for further discussion.
(4)	Conformed to current period presentation for the adoption of ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. See Note 2, “Basis of Presentation”, in our Notes to Consolidated Condensed Financial Statements in Part I of this Form 10-Q for recently issued accounting standards.

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

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2018	2017	$	%
	($ In Thousands) (Unaudited)
Free Cash Flow – Consolidated basis	$137,373	$146,244	(8,871)	(6.1)
100% of Contracted Power Free Cash Flow included in consolidated Free Cash Flow	(14,527)	(9,839)
MIC’s share of Contracted Power Free Cash Flow	12,099	8,171
100% of MIC Hawaii Free Cash Flow included in consolidated Free Cash Flow	(10,750)	(14,936)
MIC’s share of MIC Hawaii Free Cash Flow	10,747	14,933
Free Cash Flow – Proportionately Combined basis	$134,942	$144,573	(9,631)	(6.7)

Results of Operations: IMTT

IMTT recorded financial results for the first quarter of 2018 that reflect an expected decline in storage capacity utilization levels, partially offset by contributions from an acquisition in 2017. During the first quarter, the decline was principally the result of previously disclosed non-renewals of certain contracts for storage and handling involving a portion of the business’ heavy and residual oil capacity on the Lower Mississippi River. Contract non-renewals, inclusive of a small number of contracts involving clean refined products in the New York Harbor, reduced capacity utilization to an average 88.1% for the quarter ended March 31, 2018 compared with 96.3% for the quarter ended March 31, 2017 and utilization of 90.6% for the quarter ended December 31, 2017. Given some customers for certain petroleum products are renewing contracts for short durations, this will increase the frequency with which contracts are renewed.

IMTT is currently both involved in and evaluating opportunities related to:

•	Tank Repurposing: cleaning and repurposing approximately 3.0 million barrels of primarily heavy and residual oil capacity on the Lower Mississippi River to increase exposure to growth product segments;
•	Enhancing Connectivity: investing in truck, pipeline, marine and rail infrastructure that will enhance supply chain efficiencies for its customers and provide better integration with IMTT’s facilities; and
•	Terminal Repositioning: leveraging IMTT’s existing geographic footprint to selectively increase capacity to meet customer demand and further diversify product mix (i.e. chemical and tropical oil).

Results of Operations: IMTT – (continued)

The successful implementation of these initiatives is, over time, expected to, (i) improve utilization and pricing, (ii) increase exposure to growth markets, (iii) generate a larger proportion of IMTT’s revenue from longer-dated contracts, and (iv) reduce IMTT’s heavy and residual oil capacity.

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2018	2017
	$	$	$	%
	($ In Thousands) (Unaudited)
Revenue	139,389	138,817	572	0.4
Cost of services	54,425	49,846	(4,579)	(9.2)
Selling, general and administrative expenses	9,306	9,038	(268)	(3.0)
Depreciation and amortization	33,249	31,520	(1,729)	(5.5)
Operating income	42,409	48,413	(6,004)	(12.4)
Interest expense, net(1)	(7,739)	(8,757)	1,018	11.6
Other income, net	296	708	(412)	(58.2)
Provision for income taxes	(9,686)	(16,548)	6,862	41.5
Net income	25,280	23,816	1,464	6.1
Reconciliation of net income to EBITDA excluding non-cash items and a reconciliation of cash provided by operating activities to Free Cash Flow:
Net income	25,280	23,816
Interest expense, net(1)	7,739	8,757
Provision for income taxes	9,686	16,548
Depreciation and amortization	33,249	31,520
Pension expense(2)	2,080	2,416
Other non-cash expense, net	94	68
EBITDA excluding non-cash items	78,128	83,125	(4,997)	(6.0)
EBITDA excluding non-cash items	78,128	83,125
Interest expense, net(1)	(7,739)	(8,757)
Adjustments to derivative instruments recorded in interest expense(1)	(4,042)	(1,320)
Amortization of debt financing costs(1)	411	411
Provision for current income taxes	(4,276)	(2,258)
Changes in working capital	5,089	736
Cash provided by operating activities	67,571	71,937
Changes in working capital	(5,089)	(736)
Maintenance capital expenditures	(6,989)	(2,460)
Free cash flow	55,493	68,741	(13,248)	(19.3)

(1)	Interest expense, net, includes adjustments to derivative instruments and non-cash amortization of deferred financing fees.
(2)	Pension expense primarily consists of interest cost, expected return on plan assets and amortization of actuarial and performance gains and losses.

Revenue

IMTT generates the majority of its revenue from contracts typically comprising a fixed monthly charge (that typically escalates annually with inflation) for access to or use of its infrastructure and land. We refer to revenue generated from such contracts or fixed charges as firm commitments. Firm commitments are generally of medium term duration and at March 31, 2018, had a revenue weighted average remaining life of 2.2 years. Revenue from firm commitments comprised 77.0% of total revenue for the quarter ended March 31, 2018.

Results of Operations: IMTT – (continued)

For the quarter ended March 31, 2018, total revenue increased by $572,000 compared with the quarter ended March 31, 2017 primarily due to contribution from an acquisition, the recognition of deferred revenue resulting from customer cleaning obligations upon contract expiration and higher heating revenues as a result of colder weather in the Northeast. The increase in revenue is partially offset by lower utilization and average storage rates and lower revenue generated from spill response activity.

Costs of Services and Selling, General and Administrative Expenses

Cost of services and selling, general and administrative expenses combined increased for the quarter ended March 31, 2018 compared with the quarter ended March 31, 2017. The increase was primarily the result of incremental costs from an acquisition and increased repair and maintenance expenses. These increases in costs were partially offset by lower costs related to spill response activity.

Depreciation and Amortization

Depreciation and amortization expense increased for the quarter ended March 31, 2018 compared with the quarter ended March 31, 2017 primarily due to incremental expense associated with an acquisition.

Interest Expense, Net

Interest expense includes gains on derivative instruments of $4.0 million and $521,000 for the quarters ended March 31, 2018 and 2017, respectively. Excluding the derivative adjustments, cash interest expense was $11.4 million and $9.7 million for the quarters ended March 31, 2018 and 2017, respectively. The increase reflects primarily higher average debt balances and a higher average cost of debt.

The interest rate on IMTT’s tax-exempt Gulf Opportunity Zone Bonds (GO Zone Bonds) increased by 0.6% in 2018 as a result of the reduction in the corporate tax rate from 35% to 21% under the Tax Cuts and Jobs Act.

Income Taxes

The taxable income generated by IMTT is reported on our consolidated federal income tax return. The business files state or provincial income tax returns in the jurisdictions in which it operates. For the year ending December 31, 2018, the business expects to pay state and provincial income taxes of approximately $4.8 million. The Provision for current income taxes of $4.3 million for the quarter ended March 31, 2018 in the above table includes $2.3 million of federal income tax expense and $2.0 million of state and provincial income tax expense. Any current federal income tax payable is expected to be offset in consolidation with the application of NOLs at the MIC holding company level.

The majority of the difference between IMTT’s book and federal taxable income relates to depreciation of terminal fixed assets. For book purposes, these fixed assets are depreciated primarily over 5 to 30 years using the straight-line method of depreciation. For federal income tax purposes, these fixed assets are depreciated primarily over 5 to 15 years using accelerated methods. In addition, most terminal fixed assets placed in service between 2012 through 2017 qualify for the federal bonus tax depreciation. A significant portion of Louisiana terminal fixed assets constructed in the period after Hurricane Katrina were financed with GO Zone Bonds. GO Zone Bond financed assets are depreciated, for tax purposes, primarily over 9 to 20 years using the straight-line depreciation method. Most of the states in which the business operates do not allow the use of bonus tax depreciation. However, Louisiana allows the use of bonus depreciation except for assets financed with GO Zone Bonds.

Maintenance Capital Expenditures

During the quarter ended March 31, 2018, IMTT incurred maintenance capital expenditures of $7.0 million and $6.4 million on an accrual basis and cash basis, respectively, compared with $2.5 million and $5.3 million on an accrual basis and cash basis, respectively, for the quarter ended March 31, 2017. The increase for the quarter ended March 31, 2018 compared with the quarter ended March 31, 2017 is primarily as a result of the timing of tank inspections and repairs. Maintenance capital expenditure for the quarter ended March 31, 2018 also includes approximately $1.0 million of capital expenditure associated with repurposing existing tanks. In 2018, IMTT anticipates spending up to $15.0 million in maintenance capital expenditure on repurposing existing tanks in addition to the $20.0 million to $25.0 million of recurring capital expenditure.

Results of Operations: Atlantic Aviation

Industry-wide, domestic GA take-offs and landings increased by 2.2% for the quarter ended March 31, 2018 compared with the quarter ended March 31, 2017 according to data reported by the FAA. GA take-off and landings at airports on which Atlantic Aviation operates increased by 0.7% during the quarter ended March 31, 2018 compared with the quarter ended March 31, 2017. The modest increase in flight activity at airports on which Atlantic Aviation operates reflects primarily decreased traffic at Santa Monica Municipal Airport in Santa Monica, CA as a result of the shortening of the runway and decreased traffic into West Palm Beach Airport in West Palm Beach, FL due to temporary flight restrictions. Flight activity at the remainder of the airports on which Atlantic Aviation operates increased by 2.1% during the quarter.

Atlantic Aviation seeks to extend FBO leases prior to their maturity to improve our visibility into the cash generating capacity of these assets. Atlantic Aviation calculates a weighted average remaining lease life based on EBITDA excluding non-cash items in the prior calendar year adjusted for the impact of acquisitions/dispositions. The weighted average remaining lease life was 20.1 years at March 31, 2018 compared with 19.4 years at March 31, 2017. Notwithstanding the passage of one year, the length of the remaining lease life increased as a result of acquisitions and successful extensions of certain leaseholds.

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2018	2017
	$	$	$	%
	($ In Thousands) (Unaudited)
Revenue	247,202	212,753	34,449	16.2
Cost of services (exclusive of depreciation and amortization shown separately below)	116,693	93,922	(22,771)	(24.2)
Gross margin	130,509	118,831	11,678	9.8
Selling, general and administrative expenses	59,939	53,890	(6,049)	(11.2)
Depreciation and amortization	25,479	25,033	(446)	(1.8)
Operating income	45,091	39,908	5,183	13.0
Interest expense, net(1)	(69)	(3,446)	3,377	98.0
Other income (expense), net	56	(86)	142	165.1
Provision for income taxes	(12,111)	(14,550)	2,439	16.8
Net income	32,967	21,826	11,141	51.0
Reconciliation of net income to EBITDA excluding non-cash items and a reconciliation of cash provided by operating activities to Free Cash Flow:
Net income	32,967	21,826
Interest expense, net(1)	69	3,446
Provision for income taxes	12,111	14,550
Depreciation and amortization	25,479	25,033
Pension expense(2)	5	5
Other non-cash expense, net	312	62
EBITDA excluding non-cash items	70,943	64,922	6,021	9.3
EBITDA excluding non-cash items	70,943	64,922
Interest expense, net(1)	(69)	(3,446)
Convertible senior notes interest(3)	(2,012)	(1,744)
Adjustments to derivative instruments recorded in interest expense(1)	(4,367)	133
Amortization of debt financing costs(1)	279	314
Provision for current income taxes	(6,533)	(2,872)
Changes in working capital	6,019	(6,116)
Cash provided by operating activities	64,260	51,191
Changes in working capital	(6,019)	6,116
Maintenance capital expenditures	(1,302)	(925)
Free cash flow	56,939	56,382	557	1.0

Results of Operations: Atlantic Aviation – (continued)

(1)	Interest expense, net, includes adjustments to derivative instruments and non-cash amortization of deferred financing fees.
(2)	Pension expense primarily consists of interest cost, expected return on plan assets and amortization of actuarial and performance gains and losses.
(3)	Represents the cash interest expense reclassified from MIC Corporate related to the 2.00% Convertible Senior Notes due October 2023, proceeds of which were used to pay down a portion of Atlantic Aviation’s credit facility in October 2016.

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

Revenue and gross margin are driven, in part, by the volume of fuel sold and the dollar-based margin/fee per gallon on those sales. Revenue increased by 16.2% for the quarter ended March 31, 2018 compared with the quarter ended March 31, 2017 as a result of higher wholesale cost of fuel, contributions from acquisitions and an increase in the volume of fuel sold. The higher wholesale cost of fuel was largely offset by a corresponding increase in cost of services, resulting in an increase in gross margin of 9.8% for the quarter ended March 31, 2018 compared with the quarter ended March 31, 2017.

Our discussion of same store results in the current and prior comparable periods reflects contributions from FBOs that have been in operation for the same full months in each period, and excludes the costs of acquiring, integrating or disposing of FBOs. On a same store basis, gross margin increased by 5.3% in the quarter ended March 31, 2018 compared with the quarter ended March 31, 2017 driven by an increase in hangar rentals, deicing, ancillary services and fuel gross margin.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the quarter ended March 31, 2018 compared with the quarter ended March 31, 2017 primarily due to incremental costs associated with acquisitions and higher salaries and benefit costs.

Depreciation and Amortization

Depreciation and amortization expense increased for the quarter ended March 31, 2018 compared with the quarter ended March 31, 2017 primarily as a result of contributions from acquisitions and assets placed in service.

Operating Income

Operating income increased for the quarter ended March 31, 2018 compared with the quarter ended March 31, 2017 due to the increase in gross margin, partially offset by the increase in selling, general and administrative expenses and the increase in depreciation and amortization expense.

Results of Operations: Atlantic Aviation – (continued)

Interest Expense, Net

Interest expense includes gains on derivative instruments of $5.0 million and losses on derivative instruments of $133,000 for the quarters ended March 31, 2018 and 2017, respectively. Excluding the derivative adjustments, cash interest expense was $6.2 million and $4.7 million for the quarters ended March 31, 2018 and 2017, respectively. The increase reflects primarily higher average debt balances.

Cash interest expense for the quarters ended March 31, 2018 and 2017 is inclusive of the interest expense related to the $402.5 million of the MIC Corporate 2.00% Convertible Senior Notes due October 2023, proceeds of which were used in part to reduce the drawn balance of Atlantic Aviation’s revolving credit facility in October 2016.

Income Taxes

The taxable income generated by Atlantic Aviation is reported on our consolidated federal income tax return. The business files state income tax returns in the states in which it operates. The tax expense in the table above includes both state taxes and the portion of the consolidated federal tax liability attributable to the business.

For the year ending December 31, 2018, the business expects to pay state income taxes of approximately $7.4 million. The Provision for current income taxes of $6.5 million for the quarter ended March 31, 2018 in the above table includes $4.3 million of federal income tax expense and $2.2 million of state income tax expense. Any current federal income tax payable is expected to be offset in consolidation with the application of NOLs at the MIC holding company level.

Maintenance Capital Expenditures

For the quarter ended March 31, 2018, Atlantic Aviation incurred maintenance capital expenditures of $1.3 million and $1.5 million on an accrual basis and cash basis, respectively, compared with $925,000 and $1.7 million on an accrual basis and cash basis, respectively, for the quarter ended March 31, 2017.

Results of Operations: Contracted Power

Results for the quarter ended March 31, 2018 were ahead of expectations driven by improved wind resources, increased utilization at BEC and additional tariff-based ancillary services at BEC. The cold snap in early January in New York City led to a significant increase in the demand for peaking power.

	Quarter Ended March 31,		Change Favorable/ (Unfavorable)
	2018	2017
	$	$	$	%
	($ In Thousands) (Unaudited)
Product revenue	35,287	28,070	7,217	25.7
Cost of product sales	5,837	4,859	(978)	(20.1)
Selling, general and administrative expenses	7,512	5,165	(2,347)	(45.4)
Depreciation and amortization	15,527	15,340	(187)	(1.2)
Operating income	6,411	2,706	3,705	136.9
Interest expense, net(1)	(885)	(5,383)	4,498	83.6
Other income, net	1,005	765	240	31.4
Provision for income taxes	(950)	(27)	(923)	NM
Net income (loss)	5,581	(1,939)	7,520	NM
Less: net loss attributable to noncontrolling interest	(30,056)	(3,349)	26,707	NM
Net income attributable to MIC	35,637	1,410	34,227	NM
Reconciliation of net income (loss) to EBITDA excluding non-cash items and a reconciliation of cash provided by operating activities to Free Cash Flow:
Net income (loss)	5,581	(1,939)
Interest expense, net(1)	885	5,383
Provision for income taxes	950	27
Depreciation and amortization	15,527	15,340
Other non-cash income, net(2)	(1,888)	(2,024)
EBITDA excluding non-cash items	21,055	16,787	4,268	25.4
EBITDA excluding non-cash items	21,055	16,787
Interest expense, net(1)	(885)	(5,383)
Adjustments to derivative instruments recorded in interest expense(1)	(5,970)	(1,834)
Amortization of debt financing costs(1)	379	379
Provision for current income taxes	(16)	(88)
Changes in working capital(3)	919	(585)
Cash provided by operating activities	15,482	9,276
Changes in working capital(3)	(919)	585
Maintenance capital expenditures	(36)	(22)
Free cash flow	14,527	9,839	4,688	47.6

NM — Not meaningful

(1)	Interest expense, net, includes adjustments to derivative instruments and non-cash amortization of deferred financing fees.
(2)	Other non-cash income, net, primarily includes amortization of tolling liabilities. See “Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items, Free Cash Flow and Proportionately Combined Metrics” above for further discussion.
(3)	Conformed to current period presentation for the adoption of ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. See Note 2, “Basis of Presentation”, in our Notes to Consolidated Condensed Financial Statements in Part I of this Form 10-Q for recently issued accounting standards.

Revenue

Revenue increased by $7.2 million for the quarter ended March 31, 2018 compared with the quarter ended March 31, 2017. Revenue from BEC increased due to, (i) higher electricity generation driven by cold weather in January 2018; (ii) increased revenue from BEC’s transmission congestion contracts; and, (iii) additional revenues from tariff-based ancillary services provided to the grid operator. Revenue from renewable facilities increased primarily due to strong wind resources.

Results of Operations: Contracted Power – (continued)

Cost of Product Sales

Cost of product sales increased due to higher generation levels at BEC in the quarter ended March 31, 2018 compared with the quarter ended March 31, 2017, resulting in an increase in gas consumed and higher variable operations and maintenance expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the quarter ended March 31, 2018 compared with the quarter ended March 31, 2017 primarily due to incremental costs associated with the improvement projects constructed at BEC, incremental costs from acquisitions and development-related expenses, partially offset by insurance savings at BEC.

Depreciation and Amortization

Depreciation and amortization expense increased for the quarter ended March 31, 2018 compared with the quarter ended March 31, 2017 primarily due to incremental expenses associated with acquisitions completed in 2017 and projects placed in service during the year.

Other Income, net

Other income, net, increased for the quarter ended March 31, 2018 compared with the quarter ended March 31, 2017 primarily due to an increase in financing income from a third party renewable developer on a revolving credit facility provided by the business.

Interest Expense, Net

Interest expense includes gains on derivative instruments of $5.4 million and $410,000 for the quarters ended March 31, 2018 and 2017, respectively. Excluding the derivative adjustments, cash interest expense was $6.5 million and $6.8 million for the quarters ended March 31, 2018 and 2017, respectively. The decrease reflects primarily lower average debt balances on all facilities.

Income Taxes

Our wind and solar facilities are held in limited liability companies that are treated as pass through entities for tax purposes. As such, these entities do not pay federal or state income taxes on a standalone basis, but each partner pays federal and state income taxes based on their allocated share of taxable income. For the year ending December 31, 2018, MIC expects its allocated share of the federal taxable income from these facilities to be a loss of approximately $425,000. For 2017, MIC’s allocated share of the federal taxable income from these facilities was a loss of approximately $10.7 million.

The taxable income generated by BEC is reported on our consolidated federal income tax return and is subject to New York state income tax as part of a combined return. For the year ending December 31, 2018, the business does not expect to have a federal or a state income tax liability. Future current federal taxable income attributable to BEC may be offset in consolidation with the application of NOLs at the MIC holding company level.

Noncontrolling Interest

The increase in loss attributable to noncontrolling interest for the quarter ended March 31, 2018 compared with the quarter ended March 31, 2017 is primarily driven by the effects of the Tax Cuts and Jobs Act on certain partnership entities.

Results of Operations: MIC Hawaii

MIC Hawaii generated results that were below expectations driven by continued underperformance at our design-build mechanical contractor and lower non-utility margins and higher production, transmission and distribution costs at Hawaii Gas.

In August 2017, Hawaii Gas filed a general rate case with the Hawaii Public Utilities Commission (HPUC). The rate case seeks an increase in revenue of $15.0 million per year and, if approved, interim rates are expected to be implemented in mid-2018.

Results of Operations: MIC Hawaii – (continued)

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

	Quarter Ended March 31,		Change Favorable/ (Unfavorable)
	2018	2017
	$	$	$	%
	($ In Thousands) (Unaudited)
Product revenue	63,660	59,583	4,077	6.8
Service revenue	17,249	13,457	3,792	28.2
Total revenue	80,909	73,040	7,869	10.8
Cost of product sales (exclusive of depreciation and amortization shown separately below)	47,548	42,366	(5,182)	(12.2)
Cost of services (exclusive of depreciation and amortization shown separately below)	16,352	10,940	(5,412)	(49.5)
Cost of revenue – total	63,900	53,306	(10,594)	(19.9)
Gross margin	17,009	19,734	(2,725)	(13.8)
Selling, general and administrative expenses	7,229	6,085	(1,144)	(18.8)
Depreciation and amortization	4,155	3,481	(674)	(19.4)
Operating income	5,625	10,168	(4,543)	(44.7)
Interest expense, net(1)	(1,290)	(1,711)	421	24.6
Other expense, net	(1,319)	(205)	(1,114)	NM
Provision for income taxes	(805)	(3,379)	2,574	76.2
Net income	2,211	4,873	(2,662)	(54.6)
Less: net income (loss) attributable to noncontrolling interests	17	(28)	(45)	(160.7)
Net income attributable to MIC	2,194	4,901	(2,707)	(55.2)
Reconciliation of net income to EBITDA excluding non-cash items and a reconciliation of cash provided by operating activities to Free Cash Flow:
Net income	2,211	4,873
Interest expense, net(1)	1,290	1,711
Provision for income taxes	805	3,379
Depreciation and amortization	4,155	3,481
Pension expense(2)	127	273
Other non-cash expense, net(3)	6,199	5,571
EBITDA excluding non-cash items	14,787	19,288	(4,501)	(23.3)
EBITDA excluding non-cash items	14,787	19,288
Interest expense, net(1)	(1,290)	(1,711)
Adjustments to derivative instruments recorded in interest expense(1)	(670)	(226)
Amortization of debt financing costs(1)	97	105
Provision for current income taxes	(639)	(1,451)
Changes in working capital(4)	(6,139)	(8,727)
Cash provided by operating activities	6,146	7,278
Changes in working capital(4)	6,139	8,727
Maintenance capital expenditures	(1,535)	(1,069)
Free cash flow	10,750	14,936	(4,186)	(28.0)

NM — Not meaningful

Results of Operations: MIC Hawaii – (continued)

(1)	Interest expense, net, includes adjustments to derivative instruments related to interest rate swaps and non-cash amortization of deferred financing fees.
(2)	Pension expense primarily consists of interest cost, expected return on plan assets and amortization of actuarial and performance gains and losses.
(3)	Other non-cash expense, net, primarily includes non-cash adjustments related to unrealized gains (losses) on commodity hedges and non-cash gains (losses) related to disposal of assets. See “Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items, Free Cash Flow and Proportionately Combined Metrics” above for further discussion.
(4)	Conformed to current period presentation for the adoption of ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. See Note 2, “Basis of Presentation”, in our Notes to Consolidated Condensed Financial Statements in Part I of this Form 10-Q for recently issued accounting standards.

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

Revenue and Gross Margin

Revenue increased by $7.9 million for the quarter ended March 31, 2018 compared with the quarter ended March 31, 2017. The increase is primarily attributable to higher revenue at the mechanical contracting business, increase in the wholesale cost of gas and higher volumes of gas sold by Hawaii Gas, partially offset by lower rates. On an underlying basis, adjusting for changes in customer inventory, the volume of gas sold increased by 5.6% in the quarter ended March 31, 2018 compared with the quarter ended March 31, 2017.

Gross margin decreased by $2.7 million for the quarter ended March 31, 2018 compared with the quarter ended March 31, 2017. The decrease is primarily attributable to lower margins at Hawaii Gas and the mechanical contracting business, partially offset by lower unrealized losses on commodity hedges.

Gross margins were lower at Hawaii Gas due to higher production and transmission & distribution costs, and a lower contribution margin per therm resulting from competitive activity. Unrealized losses on commodity hedges were $4.3 million for the quarter ended March 31, 2018 compared with unrealized losses of $5.2 million for the quarter ended March 31, 2017. Lower margins on mechanical contracting projects resulted from increased costs on fixed revenue contracts attributable to higher labor costs, project delays and general construction cost escalation in Hawaii.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased by $1.1 million for the quarter ended March 31, 2018 compared with the quarter ended March 31, 2017 primarily due to higher salary and professional fees, partially offset by lower IT and legal costs.

Results of Operations: MIC Hawaii – (continued)

Depreciation and Amortization

Depreciation and amortization expense increased for the quarter ended March 31, 2018 compared with the quarter ended March 31, 2017 primarily due to assets placed in service.

Operating Income

Operating income decreased for the quarter ended March 31, 2018 compared with the quarter ended March 31, 2017 due to the decline in gross margin and the increases in selling, general and administrative expenses and depreciation and amortization expenses.

Interest Expense, Net

Interest expense includes gains on derivative instruments of $801,000 and $156,000 for the quarters ended March 31, 2018 and 2017, respectively. Excluding the derivative adjustments, cash interest expense was $1.9 million and $1.8 million for the quarters ended March 31, 2018 and 2017, respectively. The slight increase reflects primarily higher average debt balances outstanding.

Income Taxes

The taxable income generated by the MIC Hawaii businesses is reported on our consolidated federal income tax return and is subject to Hawaii state income tax on a stand-alone basis. The tax expense in the table above includes both state tax and the portion of the consolidated federal tax liability attributable to the businesses. For the year ending December 31, 2018, the business expects to pay state income taxes of approximately $850,000. The Provision for current income taxes of $639,000 for the quarter ended March 31, 2018 in the above table includes $599,000 of federal income tax expense and $40,000 of state income tax expense. Any current federal income tax payable is expected to be offset in consolidation with the application of NOLs at the MIC holding company level.

Maintenance Capital Expenditures

For the quarter ended March 31, 2018, MIC Hawaii incurred maintenance capital expenditures of $1.5 million and $1.3 million on an accrual basis and cash basis, respectively, compared with $1.1 million and $1.5 million on an accrual basis and cash basis, respectively, for the quarter ended March 31, 2017.

Results of Operations: Corporate and Other

Corporate and Other includes expenses paid by the holding company, including base management fees and performance fees, if any, professional fees and costs associated with being a public company.

	Quarter Ended March 31,		Change Favorable/ (Unfavorable)
	2018	2017
	$	$	$	%
	($ In Thousands) (Unaudited)
Fees to Manager-related party	12,928	18,223	5,295	29.1
Selling, general and administrative expenses(1)	4,202	3,995	(207)	(5.2)
Depreciation	164	—	(164)	NM
Operating loss	(17,294)	(22,218)	4,924	22.2
Interest expense, net(2)	(8,727)	(6,151)	(2,576)	(41.9)
Other income, net	4	—	4	NM
Benefit for income taxes	6,773	12,431	(5,658)	(45.5)
Net loss	(19,244)	(15,938)	(3,306)	(20.7)
Reconciliation of net loss to EBITDA excluding non-cash items and a reconciliation of cash used in operating activities to Free Cash Flow:
Net loss	(19,244)	(15,938)
Interest expense, net(2)	8,727	6,151
Benefit for income taxes	(6,773)	(12,431)
Depreciation	164	—
Fees to Manager-related party	12,928	18,223
Pension expense(3)	41	—
Other non-cash expense	163	188
EBITDA excluding non-cash items	(3,994)	(3,807)	(187)	(4.9)
EBITDA excluding non-cash items	(3,994)	(3,807)
Interest expense, net(2)	(8,727)	(6,151)
Convertible senior notes interest(4)	2,012	1,744
Amortization of debt financing costs(2)	1,883	993
Amortization of debt discount(2)	897	619
Benefit for current income taxes	7,593	2,948
Changes in working capital	(9,021)	(8,434)
Cash used in operating activities	(9,357)	(12,088)
Changes in working capital	9,021	8,434
Free cash flow	(336)	(3,654)	3,318	90.8

NM — Not meaningful

(1)	For the quarter ended March 31, 2018, selling, general and administrative expenses included $944,000 of costs incurred in connection with the evaluation of various investment and acquisition opportunities. For the quarter ended March 31, 2017, selling, general and administrative expenses included $2.3 million of costs related to the implementation of a shared service center.
(2)	Interest expense, net, included non-cash amortization of deferred financing fees and non-cash amortization of debt discount related to the 2.00% Convertible Senior Notes due October 2023.
(3)	Pension expense primarily consists of interest cost, expected return on plan assets and amortization of actuarial and performance gains and losses.
(4)	Represents the cash interest expense reclassified to Atlantic Aviation related to the 2.00% Convertible Senior Notes due October 2023, proceeds of which were used to pay down a portion of Atlantic Aviation’s credit facility in October 2016.

Liquidity and Capital Resources

General

Our primary cash requirements include normal operating expenses, debt service, debt principal payments, payments of dividends and capital expenditures. Our primary source of cash is operating activities, although we may draw on credit facilities for capital expenditures, issue new equity or debt or sell assets to generate cash.

At March 31, 2018, our consolidated debt outstanding totaled $3,716.4 million (excluding adjustments for unamortized debt discounts), our consolidated cash balance totaled $76.0 million and consolidated available capacity under our revolving credit facilities totaled $954.5 million, excluding letter of credits outstanding of $43.2 million.

The following table shows MIC’s proportionate debt obligations at May 1, 2018 ($ in thousands):

Business	Debt	Weighted Average Remaining Life (in years)	Balance Outstanding(1)	Weighted Average Rate(2)
MIC Corporate	Revolving Facility	3.7	$154,500	3.66%
	Convertible Senior Notes	3.5	752,445	2.41%
IMTT	Senior Notes	8.0	600,000	3.97%
	Tax-Exempt Bonds	4.1	508,975	3.31%
	Revolving Facility	2.1	217,000	3.41%
Atlantic Aviation	Term Loan	3.4	385,000	2.75%
	Revolving Facility	3.4	291,000	3.66%
Contracted Power	Renewables – Project Finance	14.2	258,565	4.83%
	BEC – Term Loan	4.3	248,500	3.91%
MIC Hawaii(3)	Term Loan	5.4	96,281	2.85%
	Senior Notes	4.3	100,000	4.22%
	Revolving Facility	4.8	15,000	3.16%
Total		5.1	$3,627,266	3.38%

(1)	Proportionate to MIC’s ownership interest.
(2)	Reflects annualized interest rate on all facilities including interest rate hedges.
(3)	Excludes $2.5 million of equipment loans at MIC Hawaii business.

The following table profiles each revolving credit facility at our businesses and at MIC Corporate as of May 1, 2018 ($ in thousands):

Business	Debt	Weighted Average Remaining Life (in years)	Undrawn Amount	Interest Rate(1)
MIC Corporate(2)	Revolving Facility	3.7	$445,500	LIBOR + 1.750%
IMTT	USD Revolving Facility	2.1	333,000	LIBOR + 1.500%
	CAD Revolving Facility	2.1	50,000	Bankers’ Acceptance Rate + 1.500%
Atlantic Aviation	Revolving Facility	3.4	59,000	LIBOR + 1.750%
Contracted Power – BEC	Revolving Facility	4.3	25,000	LIBOR + 2.125%
Contracted Power – Renewables	Revolving Facility	1.6	19,980	LIBOR + 2.000%
MIC Hawaii(3)	Revolving Facility	4.8	45,000	LIBOR + 1.250%
Total(4)		3.1	$977,480

(1)	Excludes commitment fees.

Liquidity and Capital Resources – (continued)

(2)	On January 3, 2018, the Company completed the refinancing and upsizing of its senior secured revolving credit facility and extended its maturity to January 2022.
(3)	On February 12, 2018, Hawaii Gas completed the refinancing of its existing $60.0 million revolving credit facility and extended its maturity to February 2023.
(4)	Excludes letters of credits outstanding of $48.1 million.

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

	Quarter Ended March 31,		Change Favorable/ (Unfavorable)
	2018	2017(1)
($ In Thousands)	$	$	$	%
Cash provided by operating activities	144,102	127,594	16,508	12.9
Cash used in investing activities	(65,111)	(67,819)	2,708	4.0
Cash used in financing activities	(48,225)	(76,175)	27,950	36.7

(1)	Conformed to current period presentation for the adoption of ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. See Note 2, “Basis of Presentation”, in our Notes to Consolidated Condensed Financial Statements in Part I of this Form 10-Q for recently issued accounting standards.

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

Liquidity and Capital Resources – (continued)

The increase in consolidated cash provided by operating activities for the quarter ended March 31, 2018 compared with the quarter ended March 31, 2017 was primarily due to:

•	timing of payment of insurance premiums;
•	collection of interest receivable from a third party renewables developer on a revolving credit facility provided by our Contracted Power business; and
•	timing of customer payments; partially offset by
•	an increase in the cost of jet fuel at Atlantic Aviation and the increase in the cost of gas at MIC Hawaii; and
•	an increase in interest expense.

Investing Activities

Cash provided by investing activities include proceeds from divestitures of businesses and fixed assets. Cash used in investing activities include acquisitions of businesses in new and existing segments and capital expenditures. Acquisitions of businesses are generally funded by raising additional equity and/or drawings on credit facilities.

In general, maintenance capital expenditures are funded by cash from operating activities and growth capital expenditures are funded by drawing on our available credit facilities or with equity capital. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operation” for maintenance capital expenditures for each of our businesses.

The decrease in consolidated cash used in investing activities for the quarter ended March 31, 2018 compared with the quarter ended March 31, 2017 was primarily due to:

•	a decrease in capital expenditures at BEC and IMTT; and
•	a decrease in net borrowings by a third party renewables developer on a revolving credit facility provided by our Contracted Power business; partially offset by
•	an on-field consolidation of an FBO by Atlantic Aviation.

Capital Deployment

Capital deployment includes growth capital expenditures and “bolt-on” acquisitions, the majority of which are expected to generate incremental earnings. For the quarters ended March 31, 2018 and 2017, we invested $39.0 million and $51.4 million, respectively, of growth capital expenditures in our existing businesses. In addition, we completed an on-field consolidation of an FBO for $11.4 million during the quarter ended March 31, 2018.

We prudently evaluate opportunities to deploy capital in acquisitions and projects, whether into our existing businesses or new lines of business. For example, we expect to deploy approximately $22.5 million of additional capital in the completion of an expansion of our BEC facility in 2018. We also expect to undertake a number of capital projects related to the repurposing and repositioning of certain assets at IMTT and the improvement in capacity and capabilities of the businesses in our other segments. As a consequence of having reduced internally generated capital as a result of the non-renewal of a number of contracts for storage and handling of bulk liquids at IMTT, we have reduced our planned capital deployment for the year from a previous estimate of approximately $350.0 million to approximately $300.0 million.

Financing Activities

Cash provided by financing activities primarily includes new equity issuance and debt issuance related to acquisitions and capital expenditures. Cash used in financing activities primarily includes dividends to our stockholders and the repayment of debt principal balances on maturing debt.

Liquidity and Capital Resources – (continued)

The decrease in consolidated cash used in financing activities for the quarter ended March 31, 2018 compared with the quarter ended March 31, 2017 was primarily due to:

•	increased net borrowings used partially to fund capital deployment and general corporate purposes; partially offset by
•	an increase in dividends paid to stockholders in 2018.

IMTT

During the quarter ended March 31, 2018, IMTT borrowed $17.0 million and repaid $10.0 million on its revolving credit facility primarily for general corporate purposes. At March 31, 2018, IMTT had $1.3 billion of total debt outstanding consisting of $600.0 million of senior notes, $509.0 million of tax-exempt bonds and $217.0 million drawn on its revolving credit facility. IMTT has access to $600.0 million of revolving credit facilities, of which $383.0 million remained undrawn at March 31, 2018.

Cash interest expense paid by IMTT was $11.4 million and $9.7 million for the quarters ended March 31, 2018 and 2017, respectively. At March 31, 2018, IMTT was in compliance with its financial covenants.

Atlantic Aviation

During the quarter ended March 31, 2018, Atlantic Aviation borrowed $19.0 million on its revolving credit facility primarily to fund an on-field consolidation of an FBO and for general corporate purposes. At March 31, 2018, Atlantic Aviation had total debt outstanding of $662.0 million comprised of a $385.0 million senior secured, first lien term loan facility and a $277.0 million balance outstanding on its senior secured, first lien revolving credit facility. Atlantic Aviation has access to a $350.0 million revolving credit facility, of which $73.0 million remained undrawn at March 31, 2018. Through May 1, 2018, Atlantic Aviation borrowed $14.0 million for general corporate purposes on its revolving credit facility.

Cash interest expense paid by Atlantic Aviation was $6.2 million and $4.7 million for the quarters ended March 31, 2018 and 2017, respectively. Cash interest expense for the quarters ended March 31, 2018 and 2017, is inclusive of the interest expense related to the $402.5 million of the MIC Corporate 2.00% Convertible Senior Notes due October 2023, proceeds of which were used in part to reduce the drawn balance of Atlantic Aviation’s revolving credit facility in October 2016. At March 31, 2018, Atlantic Aviation was in compliance with its financial covenants.

Contracted Power

At March 31, 2018, the businesses within our Contracted Power segment had $570.6 million in term loans outstanding. Cash interest expense paid by these businesses was $6.5 million and $6.8 million for the quarters ended March 31, 2018 and 2017, respectively.

At March 31, 2018, BEC had $248.5 million outstanding on an amortizing term loan facility and access to a revolving credit facility of $25.0 million that was undrawn. Cash interest expense paid by BEC was $2.5 million and $2.7 million for the quarters ended March 31, 2018 and 2017, respectively. At March 31, 2018, BEC was in compliance with its financial covenants.

At March 31, 2018, our wind and solar facilities had an aggregate $322.1 million in term loan debt outstanding. Cash interest expense totaled $4.0 million and $4.1 million for the quarters ended March 31, 2018 and 2017, respectively. At March 31, 2018, all of the wind and solar facilities were in compliance with their respective financial covenants.

MIC Hawaii

At March 31, 2018, the businesses of MIC Hawaii had total debt outstanding of $212.9 million comprising $198.9 million in term loans and $14.0 million outstanding on revolving credit facilities. Cash interest expense paid by these businesses totaled $1.9 million and $1.8 million for the quarters ended March 31, 2018 and 2017, respectively.

Liquidity and Capital Resources – (continued)

In February 2018, Hawaii Gas exercised the second of two one-year extensions related to its $80.0 million secured term loan facility and its $60.0 million revolving credit facility extending their respective maturities to February 2023.

At March 31, 2018, Hawaii Gas had total debt outstanding of $180.0 million in term loan and senior secured note borrowings and $14.0 million outstanding on its revolving credit facility. During the quarter ended March 31, 2018, Hawaii Gas borrowed $19.0 million for general corporate purposes and repaid $5.0 million. Through May 1, 2018, Hawaii Gas borrowed $1.0 million for general corporate purposes on its revolving credit facility. Cash interest paid by Hawaii Gas was $1.7 million for each of the quarters ended March 31, 2018 and 2017. At March 31, 2018, Hawaii Gas was in compliance with its financial covenants.

At March 31, 2018, the other businesses within MIC Hawaii had $18.9 million of debt outstanding, consisting primarily of $16.4 million term loan debt related to our solar facilities. At March 31, 2018, these businesses were in compliance with their financial covenants.

MIC Corporate

On January 3, 2018, the Company completed the refinancing and upsizing of its senior secured revolving credit facility to $600.0 million and extended the maturity through January 3, 2022.

At March 31, 2018, MIC had $350.0 million and $402.5 million in convertible senior notes outstanding that bear interest at 2.875% and 2.00%, respectively. At March 31, 2018, the outstanding balance on the senior secured revolving credit facility was $192.5 million resulting in an undrawn balance of $407.5 million. Through May 1, 2018, the Company repaid $38.0 million on the outstanding balance on its revolving credit facility.

Cash interest expense paid by MIC Corporate was $3.9 million and $2.8 million for the quarters ended March 31, 2018 and 2017, respectively. Cash interest expense in both periods excludes the cash interest expense related to the $402.5 million of 2.00% Convertible Senior Notes due October 2023, proceeds of which were used in part to reduce the drawn balance of Atlantic Aviation’s revolving credit facility in October 2016. See Atlantic Aviation above. At March 31, 2018, MIC Corporate was in compliance with its financial covenants.

For a description of the material terms and debt covenants of MIC and its businesses, see Note 7, “Long-Term Debt”, in Part II, Item 8, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Commitments and Contingencies

Except as noted above, at March 31, 2018, there were no material changes in our commitments and contingencies compared with those at December 31, 2017. At March 31, 2018, we did not have any material purchase obligations. For a discussion of our other future obligations, due by period, under the various contractual obligations, off-balance sheet arrangements and commitments, please see “Liquidity and Capital Resources — Commitments and Contingencies” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on February 21, 2018.

At March 31, 2018, we did not have any material reserves for contingencies. We have other contingencies occurring in the normal course of business, including pending legal and administrative proceedings that are not reflected at this time as they are not ascertainable.

Our sources of cash to meet these obligations include:

•	cash generated from our operations (see “Operating Activities” in “Liquidity and Capital Resources”);
•	issuance of shares or debt securities (see “Financing Activities” in “Liquidity and Capital Resources”);
•	refinancing of our current credit facilities at or before maturity (see “Financing Activities” in “Liquidity and Capital Resources”);
•	undrawn balances on credit facilities (see “Financing Activities” in “Liquidity and Capital Resources”); and
•	if advantageous, sale of all or part of any of our businesses (see “Investing Activities” in “Liquidity and Capital Resources”).

Critical Accounting Policies and Estimates

For critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” in Part II, Item 7 and Note 2 “Summary of Significant Accounting Policies” in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017 and see Note 2, “Basis of Presentation”, in our Notes to Consolidated Condensed Financial Statements in Part I of this Form 10-Q for recently issued accounting standards. Our critical accounting policies and estimates have not changed materially from the description contained in our Annual Report.

Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2017. Our exposure to market risk has not changed materially since February 21, 2018, the filing date for our Annual Report on Form 10-K.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The purpose of disclosure controls is to ensure that information required to be disclosed in our reports filed with or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of March 31, 2018.

Changes in Internal Control Over Financial Reporting

Effective January 1, 2018, we adopted ASC Topic 606, Revenue. The adoption of this accounting standard had no impact on our operating income, results of operations, financial condition or cash flows. While the adoption of ASC 606 did not materially affect our internal control over financial reporting, we did implement certain changes to our related revenue recognition control activities, including changes to our policies related to the revenue recognition model, training, ongoing contract review requirements and gathering of information to comply with disclosure requirements. Furthermore, there has been no change in our internal control over financial reporting that occurred during the ended March 31, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS
($ in Thousands, Except Share Data)

	March 31, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$76,021	$47,121
Restricted cash	26,622	24,963
Accounts receivable, less allowance for doubtful accounts of $1,073 and $895, respectively	153,419	158,152
Inventories	38,743	36,955
Prepaid expenses	13,086	14,685
Fair value of derivative instruments	13,398	11,965
Other current assets	17,254	13,804
Total current assets	338,543	307,645
Property, equipment, land and leasehold improvements, net	4,644,350	4,659,614
Investment in unconsolidated business	9,408	9,526
Goodwill	2,068,799	2,068,668
Intangible assets, net	902,933	914,098
Fair value of derivative instruments	30,799	24,455
Other noncurrent assets	30,465	24,945
Total assets	$8,025,297	$8,008,951
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Due to Manager-related party	$7,550	$5,577
Accounts payable	52,424	60,585
Accrued expenses	87,800	89,496
Current portion of long-term debt	51,208	50,835
Fair value of derivative instruments	974	1,710
Other current liabilities	51,266	47,762
Total current liabilities	251,222	255,965
Long-term debt, net of current portion	3,608,812	3,530,311
Deferred income taxes	644,143	632,070
Fair value of derivative instruments	2,449	4,668
Tolling agreements – noncurrent	50,651	52,595
Other noncurrent liabilities	184,344	182,639
Total liabilities	4,741,621	4,658,248
Commitments and contingencies	—	—

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS – (continued)
($ in Thousands, Except Share Data)

	March 31, 2018	December 31, 2017
	(Unaudited)
Stockholders’ equity(1):
Common stock ($0.001 par value; 500,000,000 authorized; 84,902,562 shares issued and outstanding at March 31, 2018 and 84,733,957 shares issued and outstanding at December 31, 2017)	$85	$85
Additional paid in capital	1,728,712	1,840,033
Accumulated other comprehensive loss	(31,357)	(29,993)
Retained earnings	1,420,401	1,343,567
Total stockholders’ equity	3,117,841	3,153,692
Noncontrolling interests	165,835	197,011
Total equity	3,283,676	3,350,703
Total liabilities and equity	$8,025,297	$8,008,951

(1)	The Company is authorized to issue 100,000,000 shares of preferred stock, par value $0.001 per share. At March 31, 2018 and December 31, 2017, no preferred stock were issued or outstanding. The Company had 100 shares of special stock issued and outstanding to its Manager at March 31, 2018 and December 31, 2017.

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
($ in Thousands, Except Share and Per Share Data)

	Quarter Ended March 31,
	2018	2017
Revenue
Service revenue	$402,609	$363,804
Product revenue	98,947	87,653
Total revenue	501,556	451,457
Costs and expenses
Cost of services	187,470	154,706
Cost of product sales	53,385	47,225
Selling, general and administrative	86,957	76,952
Fees to Manager – related party	12,928	18,223
Depreciation	61,358	57,681
Amortization of intangibles	17,216	17,693
Total operating expenses	419,314	372,480
Operating income	82,242	78,977
Other income (expense)
Interest income	80	34
Interest expense(1)	(18,790)	(25,482)
Other income, net	42	1,182
Net income before income taxes	63,574	54,711
Provision for income taxes	(16,779)	(22,073)
Net income	$46,795	$32,638
Less: net loss attributable to noncontrolling interests	(30,039)	(3,377)
Net income attributable to MIC	$76,834	$36,015
Basic income per share attributable to MIC	$0.91	$0.44
Weighted average number of shares outstanding: basic	84,821,453	82,138,168
Diluted income per share attributable to MIC	$0.88	$0.44
Weighted average number of shares outstanding: diluted	92,793,852	82,147,763
Cash dividends declared per share	$1.00	$1.32

(1)	Interest expense includes gains on derivative instruments of $15.1 million and $954,000 for the quarters ended March 31, 2018 and 2017, respectively.

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
($ in Thousands)

	Quarter Ended March 31,
	2018	2017
Net income	$46,795	$32,638
Other comprehensive loss, net of taxes:
Translation adjustment(1)	(1,364)	—
Other comprehensive loss	(1,364)	—
Comprehensive income	$45,431	$32,638
Less: comprehensive loss attributable to noncontrolling interests	(30,039)	(3,377)
Comprehensive income attributable to MIC	$75,470	$36,015

(1)	Translation adjustment is presented net of tax benefit of $523,000 for the quarter ended March 31, 2018.

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
($ in Thousands)

	Quarter Ended March 31,
	2018	2017(1)
Operating activities
Net income	$46,795	$32,638
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	61,358	57,681
Amortization of intangible assets	17,216	17,693
Amortization of debt financing costs	3,049	2,202
Amortization of debt discount	897	619
Adjustments to derivative instruments	(10,732)	1,972
Fees to Manager-related party	12,928	18,223
Deferred taxes	12,908	18,352
Pension expense	2,253	2,694
Other non-cash expense (income), net	563	(1,354)
Changes in other assets and liabilities, net of acquisitions:
Accounts receivable	4,242	1,059
Inventories	(2,141)	(3,718)
Prepaid expenses and other current assets	(1,798)	(7,559)
Due to Manager-related party	(68)	11
Accounts payable and accrued expenses	(5,945)	(12,382)
Income taxes payable	1,559	1,341
Other, net	1,018	(1,878)
Net cash provided by operating activities	144,102	127,594
Investing activities
Acquisitions of businesses and investments, net of cash acquired	(11.433)	—
Purchases of property and equipment	(48,181)	(59,869)
Loan to project developer	(10,800)	(8,000)
Loan repayment from project developer	5,217	—
Other, net	86	50
Net cash used in investing activities	(65,111)	(67,819)

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS – (continued)
(Unaudited)
($ in Thousands)

	Quarter Ended March 31,
	2018	2017(1)
Financing activities
Proceeds from long-term debt	$141,500	$104,000
Payment of long-term debt	(63,848)	(72,634)
Proceeds from the issuance of shares	125	2,049
Dividends paid to common stockholders	(122,259)	(107,714)
Contributions received from noncontrolling interests	271	—
Distributions paid to noncontrolling interests	(1,397)	(1,351)
Offering and equity raise costs paid	—	(69)
Debt financing costs paid	(2,595)	(435)
Payment of capital lease obligations	(22)	(21)
Net cash used in financing activities	(48,225)	(76,175)
Effect of exchange rate changes on cash and cash equivalents	(207)	—
Net change in cash, cash equivalents and restricted cash	30,559	(16,400)
Cash, cash equivalents and restricted cash, beginning of period	72,084	61,257
Cash, cash equivalents and restricted cash, end of period	$102,643	$44,857
Supplemental disclosures of cash flow information
Non-cash investing and financing activities:
Accrued equity offering costs	$80	$93
Accrued financing costs	$233	$—
Accrued purchases of property and equipment	$19,038	$25,598
Issuance of shares to Manager	$10,887	$18,462
Conversion of convertible senior notes to shares	$6	$17
Distributions payable to noncontrolling interests	$33	$29
Taxes paid, net	$2,040	$2,379
Interest paid	$25,986	$26,764

(1)	Conformed to current period presentation. See Note 2, “Basis of Presentation”, for Recently Issued Accounting Standards adopted during the quarter ended March 31, 2018.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated condensed balance sheets that sum to the total of the same amounts presented in the consolidated condensed statements of cash flows:

	As of March 31,
	2018	2017
Cash and cash equivalents	$76,021	$29,618
Restricted cash – current	26,622	15,169
Restricted cash – non-current(2)	—	70
Total of cash, cash equivalents and restricted cash shown in the consolidated condensed statement of cash flows	$102,643	$44,857

(2)	Restricted cash — non-current is included in Other noncurrent assets in the consolidated condensed balance sheet.

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

MIC is externally managed by Macquarie Infrastructure Management (USA) Inc. (the Manager), pursuant to the terms of a Management Services Agreement, that is subject to the oversight and supervision of the board of directors. The majority of the members of the Board of Directors, and each member of all Board Committees, is independent and has no affiliation with Macquarie. The Manager is a member of the Macquarie Group of companies comprising the Macquarie Group Limited and its subsidiaries and affiliates worldwide. Macquarie Group Limited is headquartered in Australia and is listed on the Australian Stock Exchange.

The Company owns its businesses through its direct wholly-owned subsidiary MIC Ohana Corporation, the successor to Macquarie Infrastructure Company Inc. The Company owns and operates a diversified portfolio of businesses that provide services to other businesses, government agencies and individuals primarily in the U.S. The businesses it owns and operates are organized into four segments:

•	International-Matex Tank Terminals (IMTT): a business providing bulk liquid terminalling to third parties at 17 terminals in the U.S. and two in Canada;
•	Atlantic Aviation: a provider of fuel, terminal, aircraft hangaring and other services primarily to owners and operators of general aviation (GA) jet aircraft at 70 airports throughout the U.S.;
•	Contracted Power: comprising electricity generating assets including a gas-fired facility and controlling interests in wind and solar facilities in the U.S.; and
•	MIC Hawaii: comprising an energy company that processes and distributes gas and provides related services (Hawaii Gas) and several smaller businesses collectively engaged in efforts to reduce the cost and improve the reliability and sustainability of energy in Hawaii.

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

The consolidated balance sheet at December 31, 2017 has been derived from audited financial statements but does not include all of the information and notes required by GAAP for complete financial statements. Certain reclassifications were made to the financial statements for the prior period to conform to current period presentation.

The interim financial information contained herein should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on February 21, 2018. Operating results for the quarter ended March 31, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or for any future interim periods.

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

Recently Issued Accounting Standards

In February 2018, the FASB issued ASU No. 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (AOCI). The amendments in ASU 2018-02 allow entities to reclassify from AOCI to retained earnings “stranded” tax effects resulting from passage of the Act. An entity that elects to reclassify these amounts must reclassify stranded tax effects related to the change in federal tax rate for all items accounted for in other comprehensive income (i.e. employee benefits, cumulative translation adjustments). Entities may also elect to reclassify other stranded tax effects that relate to the Act but do not directly relate to the change in the federal tax rate (i.e. state taxes). However, because the amendments only relate to the reclassification of the income tax effects of the Act, the underlying guidance requiring the effect of a change in tax laws or rates to be included in income from operations is not affected. Upon adoption of ASU 2018-02, entities are required to disclose their policy for releasing the income tax effects from AOCI. ASU 2018-02 is effective for annual periods beginning after December 15, 2018, and interim periods within those fiscal years. Early adoption is permitted. The amendments in 2018-02 may be applied retrospectively to each period in which the effect of the Act is recognized or an entity may elect to apply the amendments in the period of adoption. The Company is currently evaluating the impact of the adoption of this ASU.

On January 26, 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the measurement of goodwill subsequent to a business combination, and no longer requires an entity to perform a hypothetical purchase price allocation when computing implied fair value to measure goodwill impairment. Instead, impairment will be assessed by quantifying the difference between the fair value of a reporting unit and its carrying amount. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, on condition that the charge doesn’t exceed the total amount of goodwill allocated to that reporting unit. The guidance in the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 for public issuers and shall be applied prospectively. Early adoption is permitted. The Company adopted this ASU during the first quarter of 2018. There was no goodwill impairment recorded during the quarters ended March 31, 2018 or 2017.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

2. Basis of Presentation  – (continued)

On January 5, 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which provides a restrictive framework for determining whether business transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Determining whether a Company acquires a set of assets or a business will impact the initial measurement, the accounting treatment of direct acquisition related costs, contingent considerations and the bargain purchase price. The guidance in the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 for public issuers and shall be applied prospectively. The Company adopted this ASU during the quarter ended March 31, 2018 and will apply this ASU prospectively for asset acquisitions and business combinations.

On November 17, 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires companies to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. This reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements. The guidance will be applied retrospectively and is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those years. The Company adopted this ASU during the quarter ended March 31, 2018 and included the retrospective application of this ASU in the accompanying consolidated condensed statement of cash flows.

On February 25, 2016, FASB issued ASU No. 2016-02, Leases (Topic 842), which requires a lessee to recognize assets and liabilities for leases with lease terms of more than 12 months. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, ASU 2016-02 will require all leases with an initial term greater than one year to be recognized on the balance sheet as a right-of-use asset and a lease liability. The Company also serves as a lessor primarily through operating leases. The accounting for lessors is not expected to fundamentally change except for changes to conform and align existing guidance to the lessee guidance under ASU 2016-02, as well as to the new revenue recognition guidance in ASU 2014-09. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is allowed. The standard is to be applied using a modified retrospective approach. The Company has begun evaluating and planning for the adoption and implementation of ASU 2016-02, including assessing the overall impact. ASU 2016-02 will have a material impact on the Company’s consolidated balance sheets; however, the full impact to the overall financial statements has not yet been determined. The Company is currently evaluating the impact that this standard will have on the Company’s results of operations, the changes to its systems, processes and internal controls to meet the reporting and disclosure requirements.

3. Implementation of ASU 2014-09

The Company recognizes revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. The Company has revenue that is derived from long-term contracts and leases that can span several years. The Company accounts for revenue in accordance with ASC Topic 606, Revenue, or ASC Topic 840, Leases, depending upon the terms of the agreements. See Note 11, “Long-Term Contracted Revenue”, for further discussions and disclosures.

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance sets forth a five-step revenue recognition model that replaces the prior revenue recognition guidance in its entirety. It is intended to eliminate numerous industry-specific pieces of revenue recognition guidance and requires more detailed disclosures. This ASU includes identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

3. Implementation of ASU 2014-09  – (continued)

transaction price to each separate performance obligation. To further assist with adoption and implementation of ASU 2014-09, the FASB issued and the Company considered the following ASUs:

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

The Company adopted ASU 2014-09 during the first quarter of 2018 using the modified retrospective method. There was no adjustment to the beginning balance of retained earnings and the adoption of this ASU did not have a significant impact to the Company’s consolidated financial statements other than the additional required qualitative and quantitative disclosures. As part of the adoption, the Company has not elected to apply any practical expedients available under ASC Topic 606.

IMTT

Revenue from IMTT is generated from the following sources and recorded in service revenue.

Lease.  Contracts with predominantly non-cancelable terms of generally one to three years for access to and the use of storage capacity at the various terminals owned and operated by the business. These contracts generally require payments in exchange for the provision of storage capacity and product movement (thruput) throughout their term based on a fixed rate per barrel of capacity leased. A majority of the contracts include terms that adjust the fixed rate annually for inflation. These contracts are accounted for as operating leases and the related lease income is recognized in service revenue over the term of the contract based upon the rate specified. Revenue is recognized in accordance with ASC 840, Leases.

Other terminal services.  Revenue from the provision of ancillary services includes activities such as heating, mixing, and blending, and is recognized as the related services are performed based on contract rates. Revenue from other terminal services is recognized at a point in time as services are performed. Other terminal services also include payments received prior to the related services being performed or as a reimbursement for specific fixed asset additions or improvements related to a customer’s contract and are recorded as deferred revenue and ratably recognized as revenues over the contract term.

Other.  Other revenue is comprised primarily of environmental response service activities and railroad operations. These revenues are generally recognized at a point in time as services are performed.

Atlantic Aviation

Revenue from Atlantic Aviation is recorded in service revenue. Services provided by Atlantic Aviation include:

Fuel.  Fuel services are recognized when fuel has been delivered to the customer, collection of the resulting receivable is probable, persuasive evidence of an arrangement exists and the fee is fixed or determinable. Fuel services are recorded net of volume discounts and rebates. Revenue from fuel sales are recognized at a point in time as services are performed.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

3. Implementation of ASU 2014-09  – (continued)

Hangar.  Hangar rentals includes both month-to-month rentals and rentals from longer term contracts. Hangar rental revenue excludes transient customer overnight hangar usage (see Other FBO services below).

Other FBO services.  Other FBO services consisting principally of de-icing services, landing, concession, transient overnight hangar usage, terminal use and fuel distribution fees that are recognized as sales of services. Revenue from these transactions is recorded based on the service fee earned and does not include the cost of fuel.

Contracted Power

Bayonne Energy Center’s (BEC) revenue is derived from contracts that are accounted for as operating leases that do not have minimum lease payments. This revenue is recorded within product revenue as electricity is delivered.

With respect to BEC’s contracted capacity, revenue is recognized as energy, capacity and ancillary services are sold to the off-taker under the third-party tolling agreements. The agreements are based on a fixed rate per megawatt (MW) of capacity and not subject to dispatch or utilization. A portion of the revenues under the tolling agreements are subject to annual price increases. Revenue under the tolling agreements is subject to availability of capacity (subject to a historical rolling average forced outage factor). Variable operating and major maintenance revenue under the tolling agreements is a function of net plant output and a negotiated rate, which is adjusted annually based on historical plant experience.

With respect to BEC’s residual capacity, revenue is recognized as energy, capacity and ancillary services are sold into the New York Independent System Operator (NYISO) energy market. Revenue for such services is based on prevailing market rates at the time such services are sold. Volumes of energy and ancillary services sold are subject to BEC’s market based dispatch from NYISO.

Owners of the wind and solar facilities sell substantially all of the electricity generated at a fixed price to primarily electric utility customers pursuant to long-term (typically 20 – 25 years) power purchase agreements (PPAs). Substantially all of the PPAs are accounted for as operating leases and have no minimum lease payments and all of the lease income under these leases is recorded within product revenue when the electricity is delivered.

MIC Hawaii

Revenue from Hawaii Gas is recorded in product revenue. Hawaii Gas recognizes revenue when products are delivered. Sales of gas to customers are billed on a monthly-cycle basis. Earned but unbilled revenue is accrued and included in accounts receivable and revenue based on the amount of gas that has been delivered but not billed to customers from the latest meter reading or billed delivery date to the end of an accounting period. The related costs are charged to expense.

The other businesses within MIC Hawaii consist of primarily a mechanical contractor focused on designing and constructing energy efficient building infrastructure and controlling interests in renewable and distributed power facilities including two facilities on Oahu. Revenue generated by the mechanical contractor business is recognized from long-term construction contracts (commonly referred to as the percentage-of-completion method) and is recorded in service revenue. PPAs at the renewable facilities are accounted for as operating leases and the related lease income is recorded in product revenues when the electricity is delivered.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

4. Income per Share

Following is a reconciliation of the basic and diluted income per share computations ($ in thousands, except share and per share data):

	Quarter Ended March 31,
	2018	2017
Numerator:
Net income attributable to MIC	$76,834	$36,015
Interest expense attributable to 2.875% Convertible Senior Notes due July 2019, net of taxes	2,359	—
Interest expense attributable to 2.00% Convertible Senior Notes due October 2023, net of taxes	2,595	—
Diluted net income attributable to MIC	$81,788	$36,015
Denominator:
Weighted average number of shares outstanding: basic	84,821,453	82,138,168
Dilutive effect of restricted stock unit grants	9,435	9,595
Dilutive effect of 2.875% Convertible Senior Notes due July 2019	4,338,210	—
Dilutive effect of 2.00% Convertible Senior Notes due October 2023	3,624,754	—
Weighted average number of shares outstanding: diluted	92,793,852	82,147,763
Income per share:
Basic income per share attributable to MIC	$0.91	$0.44
Diluted income per share attributable to MIC	$0.88	$0.44

The effect of potentially dilutive shares for the quarter ended March 31, 2018 is calculated assuming that (i) the restricted stock unit grants totaling 9,435 provided to the independent directors on May 17, 2017, which will vest during the second quarter of 2018, had been fully converted to shares on the grant date; and (ii) the 2.875% Convertible Senior Notes due July 2019 and the 2.00% Convertible Senior Notes due October 2023 had been fully converted into shares on the date of issuance.

The effect of potentially dilutive shares for the quarter ended March 31, 2017 is calculated assuming that the restricted stock unit grants totaling 8,604 (net of forfeitures of 2,151 restricted stock unit grants forfeited on September 30, 2016) provided to the independent directors on May 18, 2016 and restricted stock units grants of 991 provided to a new independent director on November 1, 2016, which all vested during the second quarter of 2017, had been fully converted to shares on those grant dates. The 2.875% Convertible Senior Notes due July 2019 and the 2.00% Convertible Senior Notes due October 2023 were anti-dilutive for the quarter ended March 31, 2017.

The following represents the weighted average potential dilutive shares of common stock that were excluded from the diluted income per share calculation:

	Quarter Ended March 31,
	2018	2017
2.875% Convertible Senior Notes due July 2019	—	4,222,378
2.00% Convertible Senior Notes due October 2023	—	3,596,901
Total	—	7,819,279

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

5. Property, Equipment, Land and Leasehold Improvements

Property, equipment, land and leasehold improvements at March 31, 2018 and December 31, 2017 consisted of the following ($ in thousands):

	March 31, 2018	December 31, 2017
Land	$339,133	$339,148
Easements	131	131
Buildings	41,885	41,776
Leasehold and land improvements	869,923	834,241
Machinery and equipment	4,128,484	4,092,624
Furniture and fixtures	40,205	39,386
Construction in progress	217,994	246,422
	5,637,755	5,593,728
Less: accumulated depreciation	(993,405)	(934,114)
Property, equipment, land and leasehold improvements, net	$4,644,350	$4,659,614

6. Intangible Assets and Goodwill

Intangible assets at March 31, 2018 and December 31, 2017 consisted of the following ($ in thousands):

	March 31, 2018	December 31, 2017
Contractual arrangements	$995,506	$989,228
Non-compete agreements	14,014	14,014
Customer relationships	361,365	361,623
Leasehold rights	350	350
Trade names	16,091	16,091
Technology	8,760	8,760
	1,396,086	1,390,066
Less: accumulated amortization	(493,153)	(475,968)
Intangible assets, net	$902,933	$914,098

The goodwill balance as of March 31, 2018 is comprised of the following ($ in thousands):

Goodwill acquired in business combinations, net of disposals, at December 31, 2017	$2,193,478
Accumulated impairment charges	(123,200)
Other	(1,610)
Balance at December 31, 2017	2,068,668
Goodwill related to 2018 acquisition	121
Other	10
Balance at March 31, 2018	$2,068,799

The Company tests for goodwill impairment at the reporting unit level on an annual basis on October 1st of each year and between annual tests if a triggering event indicates impairment. There were no triggering events indicating impairment for the quarter ended March 31, 2018 or 2017.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

7. Long-Term Debt

At March 31, 2018 and December 31, 2017, the Company’s consolidated long-term debt balance comprised of the following ($ in thousands):

	March 31, 2018	December 31, 2017
IMTT	$1,325,975	$1,318,975
Atlantic Aviation	662,000	648,000
Contracted Power	570,596	576,558
MIC Hawaii	212,899	199,282
MIC Corporate	923,368	873,477
Total	3,694,838	3,616,292
Current portion	(51,208)	(50,835)
Long-term portion	3,643,630	3,565,457
Unamortized deferred financing costs(1)	(34,818)	(35,146)
Long-term portion less unamortized debt discount and deferred financing costs	$3,608,812	$3,530,311

(1)	The weighted average remaining life of the deferred financing costs at March 31, 2018 was 5.4 years.

At March 31, 2018, the total undrawn capacity on the revolving credit facilities was $954.5 million excluding letters of credits outstanding of $43.2 million.

MIC Corporate

Senior Secured Revolving Credit Facility

On January 3, 2018, the Company completed the refinancing and upsizing of its senior secured revolving credit facility to $600.0 million and extended the maturity through January 3, 2022.

During the quarter ended March 31, 2018, MIC borrowed $86.5 million for general corporate purposes and repaid $37.5 million on its revolving credit facility. At March 31, 2018, the outstanding balance on the senior secured revolving credit facility was $192.5 million resulting in an undrawn balance of $407.5 million. Through May 1, 2018, the Company repaid $38.0 million on the outstanding balance on its revolving credit facility.

2.875% Convertible Senior Notes due July 2019

At March 31, 2018 and December 31, 2017, the Company had $350.0 million aggregate principal outstanding on its five-year, 2.875% convertible senior notes due July 2019. At March 31, 2018, the fair value of these convertible senior notes was approximately $345.0 million. These convertible senior notes fall within Level 1 of the fair value hierarchy.

On March 5, 2018, the Company increased the conversion rate to 12.4912 shares of common stock per $1,000 principal amount. The adjustment reflects the impact of dividends paid by the Company to holders of common stock.

2.00% Convertible Senior Notes due October 2023

At March 31, 2018 and December 31, 2017, the Company had $372.7 million and $371.4 million, respectively, outstanding on its seven year, 2.00% convertible senior notes due October 2023. At March 31, 2018, the fair value of the liability component of these convertible senior notes was approximately $340.0 million. These convertible senior notes fall within Level 1 of the fair value hierarchy.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

7. Long-Term Debt  – (continued)

The 2.00% Convertible Senior Notes due October 2023 consisted of the following ($ in thousands):

	March 31, 2018	December 31, 2017
Liability Component:
Principal	$402,500	$402,500
Unamortized debt discount	(21,578)	(22,475)
Long-term debt, net of unamortized debt discount	380,922	380,025
Unamortized deferred financing costs	(8,267)	(8,643)
Net carrying amount	$372,655	$371,382
Equity Component	$26,748	$26,748

For the quarters ended March 31, 2018 and 2017, total interest expense recognized related to the 2.00% Convertible Senior Notes due October 2023 consisted of the following ($ in thousands):

	Quarter Ended March 31,
	2018	2017
Contractual interest expense	$2,012	$1,744
Amortization of debt discount	897	619
Amortization of deferred financing costs	376	381
Total interest expense	$3,285	$2,744

IMTT

At March 31, 2018 and December 31, 2017, IMTT had $217.0 million and $210.0 million outstanding on its revolving credit facilities, respectively. During the quarter ended March 31, 2018, IMTT borrowed $17.0 million and repaid $10.0 million on its USD revolving credit facility primarily for general corporate purposes. At March 31, 2018, the undrawn portion on its USD revolving credit facility and CAD revolving credit facility were $333.0 million and $50.0 million, respectively.

At March 31, 2018, IMTT had $600.0 million of fixed rate senior notes outstanding. At March 31, 2018, the fair value of the senior notes was approximately $590.0 million. The senior notes fall within Level 1 of the fair value hierarchy.

Atlantic Aviation

At March 31, 2018 and December 31, 2017, Atlantic Aviation had $277.0 million and $258.0 million outstanding on its revolving credit facility, respectively. During the quarter ended March 31, 2018, Atlantic Aviation borrowed $19.0 million on its revolving credit facility primarily to fund an on-field consolidation of an FBO and for general corporate purposes. At March 31, 2018, the undrawn portion on its revolving credit facility was $73.0 million. Through May 1, 2018, Atlantic Aviation borrowed $14.0 million for general corporate purposes on its revolving credit facility.

Contracted Power

At March 31, 2018, Contracted Power had $185.4 million of fixed rate term loans outstanding. At March 31, 2018, the fair value of the term loans was approximately $210.0 million. The term loans fall within Level 2 of the fair value hierarchy.

MIC Hawaii

In February 2018, Hawaii Gas exercised the second of two one-year extensions related to its $80.0 million secured term loan facility and its $60.0 million revolving credit facility extending their respective maturities to February 2023.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

7. Long-Term Debt  – (continued)

At March 31, 2018, Hawaii Gas had $14.0 million outstanding on its revolving credit facility. During the quarter ended March 31, 2018, Hawaii Gas borrowed $19.0 million and repaid $5.0 million on its revolving credit facility primarily for general corporate purposes. At March 31, 2018, the undrawn portion on its revolving credit facility was $46.0 million. Though May 1, 2018, Hawaii Gas borrowed $1.0 million for general corporate purposes on its revolving credit facility.

At March 31, 2018, Hawaii Gas had $100.0 million of fixed rate senior notes outstanding. At March 31, 2018, the fair value of the senior notes was approximately $100.0 million. The senior notes fall within Level 1 of the fair value hierarchy.

8. Derivative Instruments and Hedging Activities

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

At March 31, 2018, the Company had $3.7 billion of current and long-term debt, of which $1.4 billion was economically hedged with interest rate contracts, $1.6 billion was fixed rate debt and $692.4 million was unhedged. The Company does not use hedge accounting. All movements in the fair value of the interest rate derivatives are recorded directly through earnings.

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

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

8. Derivative Instruments and Hedging Activities  – (continued)

The Company’s fair value measurements of its derivative instruments and the related location of the assets and liabilities within the consolidated condensed balance sheets at March 31, 2018 and December 31, 2017 were ($ in thousands):

	Assets (Liabilities) at Fair Value
Balance Sheet Location	March 31, 2018	December 31, 2017
Fair value of derivative instruments – current assets	$13,398	$11,965
Fair value of derivative instruments – noncurrent assets	30,799	24,455
Total derivative contracts – assets	$44,197	$36,420
Fair value of derivative instruments – current liabilities	$(974)	$(1,710)
Fair value of derivative instruments – noncurrent liabilities	(2,449)	(4,668)
Total derivative contracts – liabilities	$(3,423)	$(6,378)

The Company’s hedging activities for the quarters ended March 31, 2018 and 2017 and the related location within the consolidated condensed statements of operations were ($ in thousands):

	Amount of Gain (Loss) Recognized in Consolidated Condensed Statements of Operations for the Quarter Ended March 31,
Financial Statement Account	2018	2017
Interest expense – interest rate caps	$4,983	$(133)
Interest expense – interest rate swaps	10,157	1,087
Cost of product sales – commodity swaps	(2,043)	(3,984)
Total	$13,097	$(3,030)

All of the Company’s derivative instruments are collateralized by the assets of the respective businesses.

9. Stockholders’ Equity

2016 Omnibus Employee Incentive Plan

On May 18, 2016, the Company adopted the 2016 Omnibus Employee Incentive Plan (Plan). The Plan provides for the issuance of equity awards covering up to 500,000 shares of common stock to attract, retain, and motivate employees, consultants and others who perform services for the Company and its subsidiaries. Under the Plan, the Compensation Committee determines the persons who will receive awards, the time at which they are granted and the terms of the awards. Type of awards include stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, cash-based awards and other stock-based awards. At March 31, 2018, there were no awards outstanding under this Plan.

At the Market (ATM) Program

On June 24, 2015, the Company entered into an equity distribution agreement providing for the sale by the Company, from time to time, of shares of its common stock having an aggregate gross offering price of up to $400.0 million in privately negotiated transactions and/or any other method permitted by law. Through March 31, 2018, the Company sold 188,592 shares of common stock pursuant to the agreement for net proceeds of $15.4 million (after commissions and fees). No shares of common stock were sold during the quarter ended March 31, 2018.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

9. Stockholders’ Equity  – (continued)

Accumulated Other Comprehensive Loss

The following represents the changes and balances to the components of accumulated other comprehensive loss for the quarters ended March 31, 2018 and 2017 ($ in thousands):

	Post-Retirement Benefit Plans, net of taxes	Translation Adjustment, net of taxes(1)	Total Stockholders’ Accumulated Other Comprehensive Loss, net of taxes
Balance at December 31, 2016	$(16,805)	$(12,155)	$(28,960)
Balance at March 31, 2017	$(16,805)	$(12,155)	$(28,960)
Balance at December 31, 2017	$(20,456)	$(9,537)	$(29,993)
Translation adjustment	—	(1,364)	(1,364)
Balance at March 31, 2018	$(20,456)	$(10,901)	$(31,357)

(1)	Translation adjustment is presented net of tax benefit of $523,000 for the quarter ended March 31, 2018.

10. Reportable Segments

At March 31, 2018, the Company’s businesses consisted of four reportable segments: IMTT, Atlantic Aviation, Contracted Power and MIC Hawaii.

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

Contracted Power

At March 31, 2018, the Contracted Power business segment has controlling interests in seven utility-scale solar photovoltaic facilities, two wind facilities and 100% ownership of a gas-fired facility that are in operations in the United States. The wind and solar facilities that are operational at March 31, 2018 have an aggregate generating capacity of 345 megawatt (MW) of wholesale electricity to utilities. Revenue from the wind, solar and gas-fired power facilities are included in product revenue.

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

The Company owns 100% of BEC, a 512 MW gas-fired facility located in Bayonne, New Jersey, adjacent to IMTT’s Bayonne facility. BEC has tolling agreements with a creditworthy off-taker for 62.5% of its power generating capacity and power produced is delivered to New York City via a dedicated transmission cable under New York Harbor. The tolling agreements generate revenue whether or not the facility is in use for power production. In addition to revenue related to the tolling agreement and capacity payments from the grid operator, BEC generates an energy margin when the facility is dispatched. Revenue from BEC is accounted for as an operating lease that does not have minimum lease payments. All of the lease income under the lease is recorded within product revenue when natural gas transportation services are performed.

MIC Hawaii

MIC Hawaii comprises: Hawaii Gas, Hawaii’s only government-franchised gas utility and an unregulated liquefied petroleum gas distribution business providing gas and related services to commercial, residential and governmental customers; a mechanical contractor focused on designing and constructing energy efficient and related building infrastructure; and controlling interests in two solar facilities on Oahu. Revenue from Hawaii Gas and the solar facilities are recorded in product revenue (see above in Contracted Power for further discussion on revenue from PPAs). Revenue from the mechanical contractor business is recorded in service revenue.

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

Revenue from external customers for the Company’s consolidated reportable segments were ($ in thousands):

	Quarter Ended March 31, 2018
	IMTT	Atlantic Aviation	Contracted Power	MIC Hawaii	Intersegment Revenue	Total Reportable Segments
Service Revenue
Terminal Services	$25,995	$—	$—	$—	$—	$25,995
Lease	104,383	—	—	—	(1,231)	103,152
Fuel	—	177,464	—	—	—	177,464
Hangar	—	21,742	—	—	—	21,742
Construction	—	—	—	16,243	—	16,243
Other(1)	9,011	47,996	—	1,006	—	58,013
Total Service Revenue	$139,389	$247,202	$—	$17,249	$(1,231)	$402,609
Product Revenue
Lease	$—	$—	$31,635	$1,080	$—	$32,715
Gas	—	—	—	59,759	—	59,759
Other	—	—	3,652	2,821	—	6,473
Total Product Revenue	$—	$—	$35,287	$63,660	$—	$98,947
Total Revenue	$139,389	$247,202	$35,287	$80,909	$(1,231)	$501,556

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10. Reportable Segments  – (continued)

	Quarter Ended March 31, 2017
	IMTT	Atlantic Aviation	Contracted Power	MIC Hawaii	Intersegment Revenue	Total Reportable Segments
Service Revenue
Terminal Services	$21,715	$—	$—	$—	$—	$21,715
Lease	107,794	—	—	—	(1,223)	106,571
Fuel	—	152,486	—	—	—	152,486
Hangar	—	17,856	—	—	—	17,856
Construction	—	—	—	13,165	—	13,165
Other(1)	9,308	42,411	—	292	—	52,011
Total Service Revenue	$138,817	$212,753	$—	$13,457	$(1,223)	$363,804
Product Revenue
Lease	$—	$—	$24,601	$658	$—	$25,259
Gas	—	—	—	56,141	—	56,141
Other	—	—	3,469	2,784	—	6,253
Total Product Revenue	$—	$—	$28,070	$59,583	$—	$87,653
Total Revenue	$138,817	$212,753	$28,070	$73,040	$(1,223)	$451,457

(1)	See Note 3, “Implementation of ASU 2014-09”, for revenues disclosed in Other.

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

	Quarter Ended March 31, 2018
	IMTT	Atlantic Aviation	Contracted Power	MIC Hawaii	Total Reportable Segments
Net income	$25,280	$32,967	$5,581	$2,211	$66,039
Interest expense, net	7,739	69	885	1,290	9,983
Provision for income taxes	9,686	12,111	950	805	23,552
Depreciation	29,371	13,630	14,420	3,773	61,194
Amortization of intangibles	3,878	11,849	1,107	382	17,216
Pension expense	2,080	5	—	127	2,212
Other non-cash expense (income)	94	312	(1,888)	6,199	4,717
EBITDA excluding non-cash items	$78,128	$70,943	$21,055	$14,787	$184,913

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10. Reportable Segments  – (continued)

	Quarter Ended March 31, 2017
	IMTT	Atlantic Aviation	Contracted Power	MIC Hawaii	Total Reportable Segments
Net income (loss)	$23,816	$21,826	$(1,939)	$4,873	$48,576
Interest expense, net	8,757	3,446	5,383	1,711	19,297
Provision for income taxes	16,548	14,550	27	3,379	34,504
Depreciation	28,760	11,589	14,233	3,099	57,681
Amortization of intangibles	2,760	13,444	1,107	382	17,693
Pension expense	2,416	5	—	273	2,694
Other non-cash expense (income)	68	62	(2,024)	5,571	3,677
EBITDA excluding non-cash items	$83,125	$64,922	$16,787	$19,288	$184,122

Reconciliations of total reportable segments’ EBITDA excluding non-cash items to consolidated net income before income taxes were ($ in thousands):

	Quarter Ended March 31,
	2018	2017
Total reportable segments EBITDA excluding non-cash items	$184,913	$184,122
Interest income	80	34
Interest expense	(18,790)	(25,482)
Depreciation	(61,358)	(57,681)
Amortization of intangibles	(17,216)	(17,693)
Selling, general and administrative expenses – Corporate and Other	(4,202)	(3,995)
Fees to Manager – related party	(12,928)	(18,223)
Pension expense	(2,212)	(2,694)
Other expense, net	(4,713)	(3,677)
Total consolidated net income before income taxes	$63,574	$54,711

Capital expenditures, on a cash basis, for the Company’s reportable segments were ($ in thousands):

	Quarter Ended March 31,
	2018	2017
IMTT	$9,177	$15,263
Atlantic Aviation	18,707	19,245
Contracted Power	12,608	19,179
MIC Hawaii	5,947	6,115
Total capital expenditures of reportable segments	46,439	59,802
Corporate and other	1,742	67
Total consolidated capital expenditure	$48,181	$59,869

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10. Reportable Segments  – (continued)

Property, equipment, land and leasehold improvements, net, goodwill and total assets for the Company’s reportable segments and its reconciliation to consolidated total assets were ($ in thousands):

	Property, Equipment, Land and Leasehold Improvements, net		Goodwill		Total Assets
	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017	March 31, 2018	December 31, 2017
IMTT	$2,283,277	$2,305,440	$1,427,623	$1,427,863	$4,093,607	$4,109,448
Atlantic Aviation	566,813	559,597	496,140	495,769	1,721,053	1,710,535
Contracted Power	1,462,460	1,466,139	21,628	21,628	1,623,049	1,617,658
MIC Hawaii	300,313	302,220	123,408	123,408	534,560	532,144
Total assets of reportable segments	$4,612,863	$4,633,396	$2,068,799	$2,068,668	$7,972,269	$7,969,785
Corporate and other	31,487	26,218	—	—	53,028	39,166
Total consolidated assets	$4,644,350	$4,659,614	$2,068,799	$2,068,668	$8,025,297	$8,008,951

11. Long-Term Contracted Revenue

Long-term contracted revenue consists of revenue from future minimum lease revenue accounted in accordance with ASC 840, Leases, and estimated revenue to be recognized in the future related to performance conditions that are unsatisfied or partially unsatisfied accounted in accordance with ASC 606, Revenue. The recognition pattern for contracts that are considered leases is generally consistent with the recognition pattern that would apply if such contracts were not accounted for as leases and were instead accounted for under ASC Topic 606. Accordingly, the Company has combined the required lessor disclosures for future lease income with the disclosures for contracted revenue in the table below. The following long-term contracted revenue were in existence at March 31, 2018 ($ in thousands):

	Lease Revenue (ASC 840)	Contract Revenue (ASC 606)	Total Long-Term Revenue
2018 remaining	$242,881	$50,078	$292,959
2019	187,137	38,347	225,484
2020	109,153	31,129	140,282
2021	59,023	25,630	84,653
2022	44,151	22,319	66,470
2023	27,691	15,401	43,092
Thereafter	48,342	15,872	64,214
Total	$718,378	$198,776	$917,154

The above table does not include the future minimum lease revenue from the Company’s Contracted Power and the renewable businesses within the MIC Hawaii reportable segments. The payments from these leases are considered variable as they are based on the output of the underlying assets (i.e. energy generated).

In addition, the above table excludes contract revenue from the mechanical contractor business in the MIC Hawaii reportable segment. Revenue generated by the mechanical contractor business is recognized from long-term construction contracts (commonly referred to the percentage-of-completion method). At March 31, 2018, this business had a backlog of approximately $35.0 million of future contract revenue which primarily is expected to be recognized within one to two years.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

12. Related Party Transactions

Management Services

At March 31, 2018 and December 31, 2017, the Manager held 5,602,057 shares and 5,435,442 shares, respectively, of the Company. Pursuant to the terms of the Third Amended and Restated Management Services Agreement (Management Agreement), the Manager may sell these shares at any time. Under the Management Agreement, the Manager, at its option, may reinvest base management fees and performance fees, if any, in shares of the Company.

Since January 1, 2017, the Company paid the Manager cash dividends on shares held for the following periods:

Declared	Period Covered	$ per Share	Record Date	Payable Date	Cash Paid to Manager (in thousands)
May 1, 2018	First quarter 2018	$1.00	May 14, 2018	May 17, 2018	(1)
February 19, 2018	Fourth quarter 2017	1.44	March 5, 2018	March 8, 2018	$8,067
October 30, 2017	Third quarter 2017	1.42	November 13, 2017	November 16, 2017	7,484
August 1, 2017	Second quarter 2017	1.38	August 14, 2017	August 17, 2017	6,941
May 2, 2017	First quarter 2017	1.32	May 15, 2017	May 18, 2017	6,332
February 17, 2017	Fourth quarter 2016	1.31	March 3, 2017	March 8, 2017	6,080

(1)	The amount of dividend payable to the Manager for the first quarter of 2018 will be determined on May 14, 2018, the record date.

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

In accordance with the Management Agreement, the Manager is entitled to a monthly base management fee based primarily on the Company’s market capitalization, and potentially a quarterly performance fee based on total shareholder returns relative to a U.S. utilities index. Currently, the Manager has elected to reinvest the future base management fees and performance fees, if any, in new primary shares. For the quarters ended March 31, 2018 and 2017, the Company incurred base management fees of $12.9 million and $18.2 million, respectively. For the quarters ended March 31, 2018 and 2017, the Company did not incur any performance fees.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

12. Related Party Transactions  – (continued)

The unpaid portion of the base management fees and performance fees, if any, at the end of each reporting period is included in Due to Manager-related party in the consolidated condensed balance sheets.

Period	Base Management Fee Amount ($ in Thousands)	Performance Fee Amount ($ in Thousands)	Shares Issued
2018 Activity:
First quarter 2018	$12,928	$—	265,002	(1)
2017 Activities:
Fourth quarter 2017	$16,778	$—	248,162
Third quarter 2017	17,954	—	240,674
Second quarter 2017	18,433	—	233,394
First quarter 2017	18,223	—	232,398

(1)	The Manager elected to reinvest all of the monthly base management fees for the first quarter of 2018 in shares. The Company issued 265,002 shares for the quarter ended March 31, 2018, including 88,628 shares and 93,154 shares that were issued in April 2018 for the February and March 2018 monthly base management fee, respectively.

The Manager is not entitled to any other compensation and all costs incurred by the Manager, including compensation of seconded staff, are paid by the Manager out of its base management fee. However, the Company is responsible for other direct costs including, but not limited to, expenses incurred in the administration or management of the Company and its subsidiaries, income taxes, audit and legal fees, acquisitions and dispositions and its compliance with applicable laws and regulations. During the quarters ended March 31, 2018 and 2017, the Manager charged the Company $268,000 and $289,000, respectively, for reimbursement of out-of-pocket expenses. The unpaid portion of the out-of-pocket expenses at the end of the reporting period is included in Due to Manager-related party in the consolidated condensed balance sheets.

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

The Company entered into an equity distribution agreement with sales agents, including MCUSA, providing for the sale of shares of its common stock, par value $0.001 per share, from time to time having an aggregate gross offering price of up to $400.0 million. The equity distribution agreement also provides for sales of shares to any sales agent as principal for its own account at a price agreed upon at the time of the sale. For the quarters ended March 31, 2018 and 2017, the Company did not engage MCUSA for such activities.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

12. Related Party Transactions  – (continued)

Long-Term Debt

In January 2018, the Company completed the refinancing and upsizing of its senior secured revolving credit facility to $600.0 million from $410.0 million and extended the maturity through January 3, 2022. As part of the refinancing and upsizing, MIHI LLC’s $50.0 million commitment was replaced by a $40.0 million commitment from Macquarie Capital Funding LLC. As part of the closing, the Company paid Macquarie Capital Funding LLC $80,000 in closing fees.

For the quarters ended March 31, 2018 and 2017, the Company incurred $4,000 and $34,000, respectively, in interest expense related to MIHI LLC’s portion of the MIC senior secured revolving credit facility, prior to the refinancing. For the quarter ended March 31, 2018, the Company incurred $107,000 in interest expense related to Macquarie Capital Funding LLC’s portion of the MIC senior secured revolving credit facility.

Other Transaction

Macquarie Energy North America Trading, Inc. (MENAT), an indirect subsidiary of Macquarie Group Limited, entered into contracts with IMTT to lease barrels of capacity. At March 31, 2017, MENAT leased 200,000 barrels of capacity from IMTT and recognized $613,000 in revenue during the quarter ended March 31, 2017. The contracts expired during the quarter ended June 30, 2017.

13. Income Taxes

The Company expects to incur federal consolidated taxable income for the year ending December 31, 2018, which will be fully offset by the Company’s net operating loss (NOL) carryforwards. The Company believes that it will be able to utilize all of its federal prior year NOLs, which will begin to expire after 2029 and completely expire after 2035.

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law and includes provisions that may have an impact on the Company’s federal taxable income. The most significant of these are 100% bonus depreciation on qualifying assets (which is scheduled to phase down ratably to 0% between 2023 and 2027) and a reduction in the federal corporate tax rate from 35% to 21%.

In response to the Tax Cuts and Jobs Act, on December 22, 2017 the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), to provide guidance for companies that are not able to complete their accounting for the income tax effects of the Tax Cuts and Jobs Act in the period of enactment. The SEC Staff noted in SAB 118 that in these cases a company should continue to apply Topic 740, Income Taxes, based on the provisions of the tax laws that were in effect immediately prior to the Tax Cuts and Jobs Act being enacted. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Cuts and Jobs Act enactment date for companies to complete the accounting under Topic 740. While the Company was able to make reasonable estimates of the impact of the changes to provisions of the Internal Revenue Code related to its foreign entities on its tax provision for the year ended December 31, 2017 and for the quarter ended March 31, 2018, the final impact of the Tax Cuts and Jobs Act may differ from these estimates, due to, among other things, changes in the interpretations and assumptions of the Tax Cuts and Jobs Act, and additional guidance that may be issued by the Internal Revenue Service. As a result, the Company will continue to gather additional information to determine the final impact of these changes.

The Tax Cuts and Jobs Act also includes a new limitation on the deductibility of net interest expense that generally limits the deduction to 30% of “adjusted taxable income”. For years before 2022, adjusted taxable income is defined as taxable income computed without regard to certain items, including net business interest expense, the amount of any NOL deduction, tax depreciation and tax amortization. The Company does not expect to incur net interest expense that is greater than 30% of adjusted taxable income prior to 2022.

MACQUARIE INFRASTRUCTURE CORPORATION

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

Shareholder Derivative Suits

On April 23, 2018, a complaint captioned City of Riviera Beach General Employees Retirement System v. Macquarie Infrastructure Corp., et al., Case 1:18-cv-03608 (VSB), was filed in the United States District Court for the Southern District of New York. A substantially identical complaint captioned Daniel Fajardo v. Macquarie Infrastructure Corporation, et al., Case No. 1:18-cv-03744(VSB) was filed in the same court on April 27, 2018. Both complaints assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder on behalf of a putative class consisting of all purchasers of MIC common stock between February 22, 2016 and February 21, 2018. The named defendants in both cases are the Company and four current or former officers of MIC and one of its subsidiaries, IMTT Holdings LLC. The complaints allege that the Company and the individual defendants knowingly made material misstatements and omitted material facts in its public disclosures concerning the Company’s and IMTT’s business and the sustainability of the Company’s dividend to stockholders. The Company intends to vigorously contest the claims asserted in the City of Riviera Beach and Fajardo complaints, which the Company believes are entirely meritless.

15. Subsequent Events

Dividend

On May 1, 2018, the board of directors declared a dividend of $1.00 per share for the quarter ended March 31, 2018, which is expected to be paid on May 17, 2018 to holders of record on May 14, 2018.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

There have been no changes to legal proceedings set forth under Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on February 21, 2018, except for the following:

On April 23, 2018, a complaint captioned City of Riviera Beach General Employees Retirement System v. Macquarie Infrastructure Corp., et al., Case 1:18-cv-03608 (VSB), was filed in the United States District Court for the Southern District of New York. A substantially identical complaint captioned Daniel Fajardo v. Macquarie Infrastructure Corporation, et al., Case No. 1:18-cv-03744(VSB) was filed in the same court on April 27, 2018. Both complaints assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder on behalf of a putative class consisting of all purchasers of MIC common stock between February 22, 2016 and February 21, 2018. The named defendants in both cases are the Company and four current or former officers of MIC and one of its subsidiaries, IMTT Holdings LLC. The complaints allege that the Company and the individual defendants knowingly made material misstatements and omitted material facts in its public disclosures concerning the Company’s and IMTT’s business and the sustainability of the Company’s dividend to stockholders. The Company intends to vigorously contest the claims asserted in the City of Riviera Beach and Fajardo complaints, which the Company believes are entirely meritless.

In February 2018, results of emissions testing at BEC by the New Jersey Department of Environmental Protection (NJDEP) exhibited ammonia emissions levels which exceeded levels outlined in BEC’s air permit. BEC is finalizing a remediation plan with the NJDEP, and anticipates that the NJDEP will issue a notice of violation and a fine that BEC estimates, based on currently available information, at $100,000 to $200,000.

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on February 21, 2018, except for the following:

We could be adversely impacted by actions of activist stockholders, and such activism could impact the value of our securities.

We value constructive input from our stockholders and the investment community. However, there is no assurance that the actions taken by our Board of Directors and management in seeking to maintain constructive engagement with our stockholders will be successful. Certain of our shareholders have expressed views with respect to the operation of our business, our business strategy, corporate governance considerations or other matters. Responding to actions by activist stockholders can be costly and time-consuming, disrupting our operations and diverting the attention of management and our employees. The perceived uncertainties as to our future direction due to activist actions could affect the market price of our securities, result in the loss of potential business opportunities and make it more difficult to attract and retain qualified personnel, board members and business partners.

Our property taxes could increase due to reassessment or property tax rate changes.

We are required to pay real property taxes in respect of our properties and such taxes may increase as our properties are reassessed by taxing authorities or as property tax rates change. An increase in the assessed value of our properties or our property tax rates may not be passed along to our customers and could adversely impact our results of operations, cash flows and financial condition.

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

MACQUARIE INFRASTRUCTURE CORPORATION (Registrant)
Dated: May 2, 2018	By: /s/ Christopher Frost Name: Christopher Frost Title: Chief Executive Officer
Dated: May 2, 2018	By: /s/ Liam Stewart Name: Liam Stewart Title: Chief Financial Officer

EXHIBIT INDEX

Number	Description
3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 21, 2015).
3.2	Amended and Restated Bylaws of the Registrant, dated as of February 18, 2016 (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on February 23, 2016).
10.1	Amended and Restated Credit Agreement, dated as of January 2, 2018, among Macquarie Infrastructure Corporation, as borrower, MIC Ohana Corporation, as guarantor, J.P. Morgan Chase Bank, N.A., as administrative agent and the lenders party thereto (incorporated by reference to Exhibit 10.3 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017).
10.2†	Amendment No. 2, dated as of February 12, 2018, to the Amended and Restated Credit Agreement, dated as of February 10, 2016, among HGC Holdings LLC, Wells Fargo Bank N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.24 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017).
10.3†	Amendment No. 2, dated as of February 12, 2018, to the Amended and Restated Credit Agreement, dated as of February 10, 2016, among The Gas Company LLC, Wells Fargo Bank N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.25 to the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017).
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer
32.2**	Section 1350 Certification of Chief Financial Officer
101.0*	The following materials from the Quarterly Report on Form 10-Q of Macquarie Infrastructure Corporation for the quarter ended March 31, 2018, filed on May 2, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets as of March 31, 2018 (Unaudited) and December 31, 2017, (ii) the Consolidated Condensed Statements of Operations for the quarters ended March 31, 2018 and 2017 (Unaudited), (iii) the Consolidated Condensed Statements of Comprehensive Income for the quarters ended March 31, 2018 and 2017 (Unaudited), (iv) the Consolidated Condensed Statements of Cash Flows for the quarters ended March 31, 2018 and 2017 (Unaudited) and (v) the Notes to Consolidated Condensed Financial Statements (Unaudited).

*	Filed herewith.
**	Furnished herewith.
†	The Registrant does not deem this agreement material pursuant to Regulation S-K Item 601(b)(10).

E-1