Form 10-Q
period 2018-06-30
Macquarie Infrastructure Corp
filed 2018-08-01
CIK 1289790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended June 30, 2018

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

There were 85,370,832 shares of common stock, with $0.001 par value, outstanding at July 31, 2018.

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

MIC is externally managed by Macquarie Infrastructure Management (USA) Inc. (our Manager), pursuant to the terms of a Management Services Agreement, that is subject to the oversight and supervision of our Board of Directors. The majority of the members of our Board of Directors, and each member of all Board Committees, is independent and has no affiliation with Macquarie. Our Manager is a member of the Macquarie Group of companies comprising the Macquarie Group Limited and its subsidiaries and affiliates worldwide. Macquarie Group Limited is headquartered in Australia and is listed on the Australian Securities Exchange.

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

At IMTT, we focus on providing bulk liquid storage, handling and other services to customers who place a premium on ease of access and operational flexibility. The substantial majority of IMTT’s revenue is generated pursuant to “take-or-pay” contracts providing access to storage tank capacity and ancillary services. Contract lengths vary from 30 days to more than ten years.

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

Dividends

Since January 1, 2017, MIC has paid or declared the following dividends:

Declared	Period Covered	$ per Share	Record Date	Payable Date
July 31, 2018	Second quarter 2018	$1.00	August 13, 2018	August 16, 2018
May 1, 2018	First quarter 2018	1.00	May 14, 2018	May 17, 2018
February 19, 2018	Fourth quarter 2017	1.44	March 5, 2018	March 8, 2018
October 30, 2017	Third quarter 2017	1.42	November 13, 2017	November 16, 2017
August 1, 2017	Second quarter 2017	1.38	August 14, 2017	August 17, 2017
May 2, 2017	First quarter 2017	1.32	May 15, 2017	May 18, 2017
February 17, 2017	Fourth quarter 2016	1.31	March 3, 2017	March 8, 2017

We currently intend to maintain, and where possible, increase our quarterly cash dividend to our shareholders. The MIC Board has authorized a quarterly cash dividend of $1.00 per share for the quarter ended June 30, 2018. MIC has been structured to provide investors with an opportunity to generate an attractive “total return” and we intend to distribute the majority of the cash generated from operations by our businesses as a quarterly dividend.

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

Recent Developments

On July 27, 2018, our subsidiary within Contracted Power segment entered into an agreement to sell 100% of Bayonne Energy Center (BEC) to NHIP II Bayonne Holdings LLC for $656.5 million in cash and the assumption of $243.5 million in debt, subject to adjustment based on working capital and debt balances at the effective date. We will guarantee our subsidiary’s payment and certain post-closing indemnity obligations under the purchase agreement. The transaction is expected to close in the fourth quarter of 2018, subject to receipt of required approvals including, among others, from the New York Public Service Commission and the Federal Energy Regulatory Commission. As a consequence, BEC’s assets and liabilities are classified as held for sale on our consolidated condensed balance sheet at June 30, 2018.

We anticipate using part of the net proceeds of approximately $650.0 million, after transaction fees and expenses, to reduce debt including $150.0 million outstanding on the revolving credit facility at IMTT. We expect the use of proceeds from the BEC sale to reduce our ratio of net debt to EBITDA (leverage ratio) at December 31, 2018 to less than 4.5 times.

Proceeds not used to reduce debt will be available to fund a portion of our planned growth capital deployments. Our Board will consider options for returning any excess capital to shareholders.

We expect taxable gain from the sale of BEC to utilize the majority of our federal prior year Net Operating Loss (NOL) carry-forwards. However, we expect to be able to offset future federal taxable income with the tax benefits associated with capital deployments.

We are also undertaking a review of strategic options available to us with respect to certain other, smaller businesses in our portfolio. We may, as a result of this review, undertake to sell, or otherwise divest of these other businesses, although we cannot assure you whether, or on what terms, any such transaction(s) will occur.

In 2017, we completed the development of our shared service center to consolidate common back office functions across our businesses. We use an efforts model to allocate costs incurred by our shared services center to each of our operating and Corporate and Other segments. These costs are reflected in Selling, general and administrative expenses.

To date, we have realized approximately $12.0 million of savings from our shared services center, of which approximately 65% is related to procurement and 35% is related to headcount reductions. These headcount reductions have been partially offset by increases in Selling, general and administrative expenses associated with acquisitions completed in 2017 and 2018 as well as additional functionality that we have added to our shared services center. Savings from our procurement initiative will be reflected in a reduction in costs of services, cost of products sold, selling, general and administrative expenses and capital expenditures and will not be evenly allocated to any individual operating segment.

Results of Operations

Consolidated

Our consolidated results reflect a decrease in the contribution from IMTT primarily as a result of the deferred revenue recognized in 2017 in connection with the termination of a construction project and the decreased contribution from the previously disclosed non-renewal of certain contracts for bulk liquid storage and handling services in late 2017 and early 2018. These factors were partially offset by contributions from an acquisition completed by IMTT in 2017.

Our consolidated results also reflect increases in the contributions from our Atlantic Aviation and Contracted Power businesses. Atlantic Aviation benefitted from increases in GA flight activity, contributions from acquisitions of additional FBOs and the operational leverage inherent in the business. Results for Contracted Power were better than anticipated driven by, (i) the favorable weather conditions in New York City and an increase in generation capacity from the BEC expansion; and (ii) improved operations of certain of our renewable power generation assets from better wind and solar resources and the internalization of the oversight of day-to-day operations of these assets.

MIC Hawaii’s results were below expectations primarily as a result of cost increases at Hawaii Gas and underperformance versus expectations on the part of our design-build mechanical contractor. The favorable outcome of the rate case is expected to generate incremental revenue and EBITDA by the regulated portion of Hawaii Gas in the third quarter of 2018 and thereafter.

Results for the second quarter of 2018 also reflect the absence of implementation costs related to shared services and the associated benefit of reductions in procurement costs. The absence of these expenses was partially offset by the cost of advisory services in connection with addressing shareholder matters.

Capital deployed in 2017 into acquisitions by each of IMTT and Atlantic Aviation, as well as growth investments generally, contributed an expected level of revenue and EBITDA to our overall results in the quarter and six months ended June 30, 2018. The 2017 acquisitions performed in line with their respective investment cases and the development of additional power generation capacity at BEC contributed modestly to our consolidated results in the second quarter.

Results of Operations: Consolidated – (continued)

Our consolidated results of operations are as follows:

	Quarter Ended June 30,		Change Favorable/ (Unfavorable)		Six Months Ended June 30,		Change Favorable/ (Unfavorable)
	2018	2017	$	%	2018	2017	$	%
	($ In Thousands, Except Share and Per Share Data) (Unaudited)
Revenue
Service revenue	$375,997	$345,045	30,952	9.0	$778,606	$708,849	69,757	9.8
Product revenue	102,083	93,945	8,138	8.7	201,030	181,598	19,432	10.7
Total revenue	478,080	438,990	39,090	8.9	979,636	890,447	89,189	10.0
Costs and expenses
Cost of services	179,725	147,114	(32,611)	(22.2)	367,195	301,820	(65,375)	(21.7)
Cost of product sales	47,164	40,249	(6,915)	(17.2)	100,549	87,474	(13,075)	(14.9)
Selling, general and administrative	88,927	82,967	(5,960)	(7.2)	175,884	159,919	(15,965)	(10.0)
Fees to Manager-related party	10,852	18,433	7,581	41.1	23,780	36,656	12,876	35.1
Depreciation	61,086	57,063	(4,023)	(7.1)	122,444	114,744	(7,700)	(6.7)
Amortization of intangibles	18,224	15,898	(2,326)	(14.6)	35,440	33,591	(1,849)	(5.5)
Total operating expenses	405,978	361,724	(44,254)	(12.2)	825,292	734,204	(91,088)	(12.4)
Operating income	72,102	77,266	(5,164)	(6.7)	154,344	156,243	(1,899)	(1.2)
Other income (expense)
Interest income	111	41	70	170.7	191	75	116	154.7
Interest expense(1)	(30,287)	(35,356)	5,069	14.3	(49,077)	(60,838)	11,761	19.3
Other income, net	6,248	1,738	4,510	NM	6,290	2,920	3,370	115.4
Net income before income taxes	48,174	43,689	4,485	10.3	111,748	98,400	13,348	13.6
Provision for income taxes	(11,895)	(17,664)	5,769	32.7	(28,674)	(39,737)	11,063	27.8
Net income	$36,279	$26,025	10,254	39.4	$83,074	$58,663	24,411	41.6
Less: net (loss) income attributable to noncontrolling interests	(2,087)	5	2,092	NM	(32,126)	(3,372)	28,754	NM
Net income attributable to MIC	$38,366	$26,020	12,346	47.4	$115,200	$62,035	53,165	85.7
Basic income per share attributable to MIC	$0.45	$0.32	0.13	40.6	$1.36	$0.75	0.61	81.3
Weighted average number of shares outstanding: basic	85,082,209	82,430,324	2,651,885	3.2	84,952,551	82,285,053	2,667,498	3.2

NM — Not meaningful

(1)	Interest expense includes gains on derivative instruments of $5.9 million and $21.0 million for the quarter and six months ended June 30, 2018, respectively. For the quarter and six months ended June 30, 2017, interest expense includes losses on derivative instruments of $7.7 million and $6.8 million, respectively.

Revenue

Consolidated revenues increased for the quarter and six months ended June 30, 2018 compared with the quarter and six months ended June 30, 2017 primarily as a result of, (i) an increase in the wholesale cost of jet fuel sold at Atlantic Aviation; (ii) an increase in the volume and wholesale cost of gas sold at Hawaii Gas and an increase in revenue from the design-build mechanical contractor at MIC Hawaii; (iii) improved operations and power production by our Contracted Power businesses; and, (iv) contributions from acquisitions. The increase in revenue for the quarter and six months ended June 30, 2018 was partially offset by deferred revenue recognized in 2017 in connection with the termination of a construction project at IMTT.

Results of Operations: Consolidated – (continued)

Cost of Services and Product Sales

Consolidated cost of services and product sales increased for the quarter and six months ended June 30, 2018 compared with the quarter and six months ended June 30, 2017 primarily due to, (i) an increase in the wholesale cost of jet fuel at Atlantic Aviation; (ii) an increase in the wholesale cost of gas and lower margins at MIC Hawaii; and, (iii) incremental costs associated with acquired operations. The changes in consolidated cost of services and product sales were also attributable to unrealized gains and losses on commodity hedges at Hawaii Gas (see “Results of Operations — MIC Hawaii” below).

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the quarter and six months ended June 30, 2018 compared with the quarter and six months ended June 30, 2017 primarily due to, (i) incremental costs associated with acquired businesses; (ii) approximately $2.0 million of costs incurred for advisory services in connection with addressing shareholder matters; and (iii) costs incurred in connection with the evaluation of various investment and acquisition/disposition opportunities. The increases were partially offset by the absence of costs incurred during 2017 in connection with the implementation of our shared services center.

Fees to Manager

Our Manager is entitled to a monthly base management fee based primarily on our market capitalization and potentially a quarterly performance fee based on total stockholder returns relative to a U.S. utilities index. For the quarter and six months ended June 30, 2018, we incurred base management fees of $10.9 million and $23.8 million, respectively, compared with $18.4 million and $36.7 million for the quarter and six months ended June 30, 2017, respectively. No performance fees were incurred in any of the above periods. The unpaid portion of base management fees and performance fees, if any, at the end of each reporting period is included in the line item Due to Manager-related party in our consolidated condensed balance sheets.

In all of the periods shown below, our Manager elected to reinvest any fees to which it was entitled in additional shares. In accordance with the Third Amended and Restated Management Services Agreement, our Manager has currently elected to reinvest future base management fees and performance fees, if any, in new primary shares.

Period	Base Management Fee Amount ($ in Thousands)	Performance Fee Amount ($ in Thousands)	Shares Issued
2018 Activities:
Second quarter 2018	$10,852	$—	277,053	(1)
First quarter 2018	12,928	—	265,002
2017 Activities:
Fourth quarter 2017	$16,778	$—	248,162
Third quarter 2017	17,954	—	240,674
Second quarter 2017	18,433	—	233,394
First quarter 2017	18,223	—	232,398

(1)	Our Manager elected to reinvest all of the monthly base management fees for the second quarter of 2018 in shares. The Company issued 277,053 shares for the quarter ended June 30, 2018, including 93,242 shares and 91,205 shares that were issued in July 2018 for the May and June 2018 monthly base management fee, respectively.

Depreciation

Depreciation expense increased for the quarter and six months ended June 30, 2018 compared with the quarter and six months ended June 30, 2017 primarily due to contributions from acquisitions and assets placed in service.

Results of Operations: Consolidated – (continued)

Amortization of Intangibles

Amortization of intangibles increased for the quarter and six months ended June 30, 2018 compared with the quarter and six months ended June 30, 2017 primarily due to contributions from acquisitions and a reassessment of the useful life of customer relationships at the design-build mechanical contractor in MIC Hawaii.

Interest Expense and Gains (Losses) on Derivative Instruments

Interest expense includes gains on derivative instruments of $5.9 million and $21.0 million for the quarter and six months ended June 30, 2018, respectively, compared with losses on derivative instruments of $7.7 million and $6.8 million for the quarter and six months ended June 30, 2017, respectively. Gains and losses on derivatives recorded in interest expense are attributable to the change in fair value of interest rate hedging instruments. Excluding the derivative adjustments, cash interest expense was $31.8 million and $61.6 million for the quarter and six months ended June 30, 2018, respectively, compared with $26.4 million and $52.3 million for the quarter and six months ended June 30, 2017, respectively. The increase reflects primarily higher average debt balances and an increase in the weighted average interest rate. See discussions of interest expense for each of our operating businesses below.

Other Income, net

Other income, net, increased for the quarter and six months ended June 30, 2018 compared with the quarter and six months ended June 30, 2017 reflecting fees paid to us under a loan agreement with a developer of renewable power projects.

Income Taxes

We file a consolidated federal income tax return that includes the financial results of IMTT, Atlantic Aviation, BEC, MIC Hawaii and our allocable share of the taxable income (loss) from our wind and solar facilities. The wind and solar facilities in which we have less than 100% equity interests are held by limited liability companies treated as partnerships for tax purposes. Pursuant to a tax sharing agreement, the businesses included in our consolidated federal income tax return, pay MIC an amount equal to the federal income tax each would have paid on a standalone basis as if they were not part of the consolidated federal income tax return. In addition, our businesses also file income tax returns in the state and local jurisdictions in which they operate.

For the year ending December 31, 2018, we expect any consolidated federal income tax liability our businesses may generate to be fully offset by NOL carryforwards. Our federal NOL balance at December 31, 2017 was $347.3 million, which we believe we will be able to fully utilize. If the aforementioned sale of BEC does not close, we do not expect to make material federal income tax payments, with our current portfolio of businesses, any earlier than 2020 due to the availability of our federal prior year NOLs. If the sale of BEC closes, we expect to utilize a substantial amount of our federal prior year NOLs and may be required to make material federal income tax payments as early as 2019. Some or all of any current federal income tax liabilities otherwise arising in 2019 could be offset by capital deployed into assets that qualify for bonus depreciation.

For the year ending December 31, 2018, we expect current year federal taxable income to be approximately $80.0 million, excluding any gain from the sale of BEC. In addition, we expect our businesses collectively to pay state/provincial income taxes of approximately $14.0 million for the year ending December 31, 2018. In calculating our consolidated state income tax provision, we have provided a valuation allowance for certain state income tax NOLs, the use of which is uncertain.

The Tax Cuts and Jobs Act

The Tax Cuts and Jobs Act signed into law on December 22, 2017 includes provisions that will have an impact on our federal taxable income. The most significant of these are 100% bonus depreciation on qualifying assets (which is scheduled to decrease ratably to 0% between 2023 and 2027) and a reduction in the federal corporate tax rate from 35% to 21%.

Results of Operations: Consolidated – (continued)

The Tax Cuts and Jobs Act also limits the deductibility of net interest expense to 30% of “adjusted taxable income”. We do not expect this limitation to have a material impact our financial results.

Noncontrolling Interest

The increase in loss attributable to noncontrolling interest for the six months ended June 30, 2018 compared with the six months ended June 30, 2017 was driven primarily by the change in tax rates imposed on certain entities within the Contracted Power segment by the Tax Cuts and Jobs Act.

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

Our businesses are characteristically owners of high-value, long-lived assets capable of generating substantial Free Cash Flow. We define Free Cash Flow as cash from operating activities — the most comparable GAAP measure — which includes cash interest, tax payments and pension contributions, less maintenance capital expenditures, which includes principal repayments on capital lease obligations used to fund maintenance capital expenditures, and excluding changes in working capital.

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

	Quarter Ended June 30,		Change Favorable/ (Unfavorable)		Six Months Ended June 30,		Change Favorable/ (Unfavorable)
	2018	2017	$	%	2018	2017	$	%
	($ In Thousands) (Unaudited)
Net income	$36,279	$26,025			$83,074	$58,663
Interest expense, net(1)	30,176	35,315			48,886	60,763
Provision for income taxes	11,895	17,664			28,674	39,737
Depreciation	61,086	57,063			122,444	114,744
Amortization of intangibles	18,224	15,898			35,440	33,591
Fees to Manager-related party	10,852	18,433			23,780	36,656
Pension expense(2)	1,937	1,627			4,190	4,321
Other non-cash (income) expense, net(3)	(1,514)	(1,101)			3,366	2,764
EBITDA excluding non-cash items	$168,935	$170,924	(1,989)	(1.2)	$349,854	$351,239	(1,385)	(0.4)
EBITDA excluding non-cash items	$168,935	$170,924			$349,854	$351,239
Interest expense, net(1)	(30,176)	(35,315)			(48,886)	(60,763)
Adjustments to derivative instruments recorded in interest expense(1)	(4,706)	5,930			(19,755)	2,683
Amortization of debt financing costs(1)	2,190	2,099			5,239	4,301
Amortization of debt discount(1)	903	876			1,800	1,495
Provision for current income taxes	(3,712)	(2,618)			(7,583)	(6,339)
Changes in working capital(4)	(11,534)	(20,853)			(14,667)	(43,979)
Cash provided by operating activities	121,900	121,043			266,002	248,637
Changes in working capital(4)	11,534	20,853			14,667	43,979
Maintenance capital expenditures	(9,490)	(6,480)			(19,352)	(10,956)
Free cash flow	$123,944	$135,416	(11,472)	(8.5)	$261,317	$281,660	(20,343)	(7.2)

(1)	Interest expense, net, includes adjustments to derivative instruments, non-cash amortization of deferred financing fees and non-cash amortization of debt discount related to the 2.00% Convertible Senior Notes due October 2023.
(2)	Pension expense primarily consists of interest cost, expected return on plan assets and amortization of actuarial and performance gains and losses.
(3)	Other non-cash (income) expense, net, primarily includes non-cash amortization of tolling liabilities, unrealized gains (losses) on commodity hedges and non-cash gains (losses) related to disposal of assets. See “Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items, Free Cash Flow and Proportionately Combined Metrics” above for further discussion.
(4)	Conformed to current period presentation for the adoption of ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. See Note 2, “Basis of Presentation”, in our Notes to Consolidated Condensed Financial Statements in Part I of this Form 10-Q for recently issued accounting standards.

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

	Quarter Ended June 30,		Change Favorable/ (Unfavorable)		Six Months Ended June 30,		Change Favorable/ (Unfavorable)
	2018	2017	$	%	2018	2017	$	%
	($ In Thousands) (Unaudited)
Free Cash Flow – Consolidated basis	$123,944	$135,416	(11,472)	(8.5)	$261,317	$281,660	(20,343)	(7.2)
100% of Contracted Power Free Cash Flow included in consolidated Free Cash Flow	(25,973)	(20,704)			(40,500)	(30,543)
MIC’s share of Contracted Power Free Cash Flow	24,027	18,462			36,126	26,633
100% of MIC Hawaii Free Cash Flow included in consolidated Free Cash Flow	(7,226)	(9,295)			(17,976)	(24,231)
MIC’s share of MIC Hawaii Free Cash Flow	7,224	9,293			17,971	24,226
Free Cash Flow – Proportionately Combined basis	$121,996	$133,172	(11,176)	(8.4)	$256,938	$277,745	(20,807)	(7.5)

Results of Operations: IMTT

The financial performance of IMTT is in large part a function of the amount of bulk liquid storage capacity under contract and the rates achieved on leases of that capacity. IMTT recorded financial results for the quarter and six months ended June 30, 2018 that reflects the deferred revenue recognized in 2017 in connection with the termination of a construction project, an expected decline in storage capacity utilization levels and slightly lower average storage rates, partially offset by contributions from an acquisition in 2017. Contract non-renewals reduced capacity utilization to an average of 86.1% for the quarter ended June 30, 2018 compared with 94.0% for the quarter ended June 30, 2017 and 88.1% for the quarter ended March 31, 2018. Storage pricing, although generally flat across the business as a whole, remains under pressure with respect to gasoline and distillates in New York Harbor.

IMTT is currently both involved in and evaluating repurposing and repositioning opportunities:

•	Repurposing: cleaning and repurposing up to approximately 3.0 million barrels of primarily heavy and residual oil capacity on the Lower Mississippi River to increase exposure to growth product segments with potentially better growth prospects.

Approximately 1.3 million barrels of IMTT storage capacity is currently being repurposed. Of that, 500,000 barrels were contracted in the second quarter and an additional 370,000 barrels were contracted in the third quarter. IMTT expects to invest approximately $15.0 million in the repurposing of storage capacity in 2018 and had deployed approximately $2.8 million through June 2018.

•	Repositioning: leveraging IMTT’s existing geographic footprint to selectively increase capacity to meet customer demand and further diversify product mix (i.e. chemical and tropical oil).

Repositioning also includes enhancing connectivity by investing in truck, pipeline, marine and rail infrastructure that will enhance supply chain efficiencies for its customers and provide better integration with IMTT’s facilities.

The successful implementation of these initiatives is, over time, expected to, (i) improve utilization and pricing, (ii) increase exposure to growth markets, (iii) generate a larger proportion of IMTT’s revenue from longer-dated contracts, and (iv) reduce IMTT’s exposure to heavy and residual oil storage demand.

Results of Operations: IMTT – (continued)

In April 2018, IMTT sold its environmental response subsidiary (OMI Environmental Solutions).

	Quarter Ended June 30,		Change Favorable/ (Unfavorable)		Six Months Ended June 30,		Change Favorable/ (Unfavorable)
	2018	2017			2018	2017
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Revenue	129,363	137,144	(7,781)	(5.7)	268,752	275,961	(7,209)	(2.6)
Cost of services	49,716	49,224	(492)	(1.0)	104,141	99,070	(5,071)	(5.1)
Selling, general and administrative expenses	7,814	7,485	(329)	(4.4)	17,120	16,523	(597)	(3.6)
Depreciation and amortization	32,770	30,795	(1,975)	(6.4)	66,019	62,315	(3,704)	(5.9)
Operating income	39,063	49,640	(10,577)	(21.3)	81,472	98,053	(16,581)	(16.9)
Interest expense, net(1)	(10,933)	(11,763)	830	7.1	(18,672)	(20,520)	1,848	9.0
Other income, net	154	452	(298)	(65.9)	450	1,160	(710)	(61.2)
Provision for income taxes	(8,087)	(15,716)	7,629	48.5	(17,773)	(32,264)	14,491	44.9
Net income	20,197	22,613	(2,416)	(10.7)	45,477	46,429	(952)	(2.1)
Reconciliation of net income to EBITDA excluding non-cash items and a reconciliation of cash provided by operating activities to Free Cash Flow:
Net income	20,197	22,613			45,477	46,429
Interest expense, net(1)	10,933	11,763			18,672	20,520
Provision for income taxes	8,087	15,716			17,773	32,264
Depreciation and amortization	32,770	30,795			66,019	62,315
Pension expense(2)	1,743	1,350			3,823	3,766
Other non-cash expense, net	310	69			404	137
EBITDA excluding non-cash items	74,040	82,306	(8,266)	(10.0)	152,168	165,431	(13,263)	(8.0)
EBITDA excluding non-cash items	74,040	82,306			152,168	165,431
Interest expense, net(1)	(10,933)	(11,763)			(18,672)	(20,520)
Adjustments to derivative instruments recorded in interest expense(1)	(1,351)	1,587			(5,393)	267
Amortization of debt financing costs(1)	412	412			823	823
Provision for current income taxes	(4,376)	(1,155)			(8,652)	(3,413)
Changes in working capital	5,545	(16,881)			10,634	(16,145)
Cash provided by operating activities	63,337	54,506			130,908	126,443
Changes in working capital	(5,545)	16,881			(10,634)	16,145
Maintenance capital expenditures	(5,483)	(2,987)			(12,472)	(5,447)
Free cash flow	52,309	68,400	(16,091)	(23.5)	107,802	137,141	(29,339)	(21.4)

(1)	Interest expense, net, includes adjustments to derivative instruments and non-cash amortization of deferred financing fees.
(2)	Pension expense primarily consists of interest cost, expected return on plan assets and amortization of actuarial and performance gains and losses.

Results of Operations: IMTT – (continued)

Revenue

IMTT generates the majority of its revenue from contracts comprising a fixed monthly charge (that typically escalates annually with inflation) for access to or use of a specified amount of capacity and/or its infrastructure and land. Contract lengths vary from 30 days to more than ten years. We refer to revenue generated from such contracts or fixed charges as firm commitments. Firm commitments are generally of medium term duration and at June 30, 2018, had a revenue weighted average remaining life of 2.3 years. However, some customers storing certain petroleum products are renewing contracts for shorter durations that will increase the frequency with which contracts are renewed. Revenue from firm commitments comprised 80.5% and 79.8% of total revenue for the quarter and trailing twelve months ended June 30, 2018, respectively.

For the quarter and six months ended June 30, 2018, total revenue decreased by $7.8 million and $7.2 million, respectively, compared with the quarter and six months ended June 30, 2017 primarily due to the deferred revenue recognized in 2017 in connection with the termination of a construction project, the decline in utilization and slightly lower average storage rates. The decrease in revenue was partially offset by contributions from an acquisition.

Costs of Services and Selling, General and Administrative Expenses

Cost of services and selling, general and administrative expenses combined increased for the quarter and six months ended June 30, 2018 compared with the quarter and six months ended June 30, 2017 primarily due to incremental costs related to an acquisition and increased repair and maintenance expenses. The cost increases were partially offset by lower costs related to spill response activity primarily as a result of the sale of OMI Environmental Solutions in April 2018.

Depreciation and Amortization

Depreciation and amortization expense increased for the quarter and six months ended June 30, 2018 compared with the quarter and six months ended June 30, 2017 primarily due to an acquisition.

Interest Expense, Net

Interest expense includes gains on derivative instruments of $1.6 million and $5.6 million for the quarter and six months ended June 30, 2018, respectively, compared with losses on derivative instruments of $2.2 million and $1.7 million for the quarter and six months ended June 30, 2017, respectively. Excluding the derivative adjustments, cash interest expense was $11.8 million and $23.2 million for the quarter and six months ended June 30, 2018, respectively, compared with $9.7 million and $19.4 million for the quarter and six months ended June 30, 2017, respectively. The increases reflect primarily higher average debt balances and a higher weighted average interest rate.

The interest rate on IMTT’s tax-exempt Gulf Opportunity Zone Bonds (GO Zone Bonds) increased by 0.6% in 2018 as a result of the reduction in the corporate tax rate from 35% to 21% under the Tax Cuts and Jobs Act.

Income Taxes

The taxable income generated by IMTT is reported on our consolidated federal income tax return. The business files state/provincial income tax returns in the jurisdictions in which it operates. For the year ending December 31, 2018, the business expects to pay state/provincial income taxes of approximately $5.0 million. The Provision for current income taxes of $8.7 million for the six months ended June 30, 2018 in the above table includes $4.7 million of federal income tax expense and $4.0 million of state/provincial income tax expense. Any current federal income tax payable is expected to be offset in consolidation with the application of NOLs at the MIC holding company level.

Results of Operations: IMTT – (continued)

The majority of the difference between IMTT’s book and federal taxable income relates to depreciation of terminal fixed assets. For book purposes, these fixed assets are depreciated primarily over 5 to 30 years using the straight-line method of depreciation. For federal income tax purposes, these fixed assets are depreciated primarily over 5 to 15 years using accelerated methods. In addition, most terminal fixed assets qualify for the federal bonus tax depreciation. A significant portion of terminal fixed assets in Louisiana that were constructed in the period after Hurricane Katrina were financed with GO Zone Bonds. GO Zone Bond financed assets are depreciated, for tax purposes, primarily over 9 to 20 years using the straight-line method. Most of the states in which the business operates do not allow the use of bonus tax depreciation. However, Louisiana allows the use of bonus depreciation except for assets financed with GO Zone Bonds.

Maintenance Capital Expenditures

During the six months ended June 30, 2018, IMTT incurred maintenance capital expenditures of $12.5 million and $12.9 million on an accrual basis and cash basis, respectively, compared with $5.4 million and $8.3 million on an accrual basis and cash basis, respectively, for the six months ended June 30, 2017. The increase for the six months ended June 30, 2018 compared with the six months ended June 30, 2017 was primarily a result of the timing of tank and dock inspections and repairs. Maintenance capital expenditure for the six months ended June 30, 2018 also includes approximately $1.8 million of capital expenditure associated with repurposing existing tanks. For the full year, IMTT anticipates spending up to $15.0 million on repurposing existing tanks with approximately $10.0 million of that being characterized as maintenance capital expenditures. The repurposing expenditures would be in addition to a forecast $20.0 million to $25.0 million of recurring maintenance capital expenditures.

Results of Operations: Atlantic Aviation

A fundamental driver of the performance of Atlantic Aviation is the number of GA flight movements (take-offs and landings) in a given period. Industry-wide, domestic GA flight movements increased by 1.7% and 2.2% for the quarter and six months ended June 30, 2018, respectively, compared with the quarter and six months ended June 30, 2017 according to data reported by the FAA. GA flight movements at airports on which Atlantic Aviation operates increased by 0.1% and 0.4% during the quarter and six months ended June 30, 2018, respectively, compared with the quarter and six months ended June 30, 2017. The modest increase in flight movements at airports on which Atlantic Aviation operates reflects primarily decreased traffic at Santa Monica Municipal Airport in Santa Monica, CA as a result of the shortening of the runway. Flight movements at the remainder of the airports on which Atlantic Aviation operates increased by 1.3% and 1.6% during the quarter and six months ended June 30, 2018.

Results of Operations: Atlantic Aviation – (continued)

Atlantic Aviation seeks to extend FBO leases prior to their maturity in order to maintain visibility into the cash generating capacity of these assets over the long-term. Atlantic Aviation calculates a weighted average remaining lease life based on EBITDA excluding non-cash items in the prior calendar year adjusted for the impact of acquisitions/dispositions. The weighted average remaining lease life was 20.1 years at June 30, 2018 compared with 19.8 years at June 30, 2017. Notwithstanding the passage of one year, the length of the remaining lease life increased as a result of acquisitions and successful extensions of certain leaseholds.

	Quarter Ended June 30,		Change Favorable/ (Unfavorable)		Six Months Ended June 30,		Change Favorable/ (Unfavorable)
	2018	2017			2018	2017
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Revenue	232,931	196,939	35,992	18.3	480,133	409,692	70,441	17.2
Cost of services (exclusive of depreciation and amortization shown separately below)	115,994	86,957	(29,037)	(33.4)	232,687	180,879	(51,808)	(28.6)
Gross margin	116,937	109,982	6,955	6.3	247,446	228,813	18,633	8.1
Selling, general and administrative expenses	56,717	52,596	(4,121)	(7.8)	116,656	106,486	(10,170)	(9.6)
Depreciation and amortization	26,959	23,575	(3,384)	(14.4)	52,438	48,608	(3,830)	(7.9)
Operating income	33,261	33,811	(550)	(1.6)	78,352	73,719	4,633	6.3
Interest expense, net(1)	(4,242)	(5,907)	1,665	28.2	(4,311)	(9,353)	5,042	53.9
Other expense, net	(555)	(19)	(536)	NM	(499)	(105)	(394)	NM
Provision for income taxes	(7,600)	(11,077)	3,477	31.4	(19,711)	(25,627)	5,916	23.1
Net income	20,864	16,808	4,056	24.1	53,831	38,634	15,197	39.3
Reconciliation of net income to EBITDA excluding non-cash items and a reconciliation of cash provided by operating activities to Free Cash Flow:
Net income	20,864	16,808			53,831	38,634
Interest expense, net(1)	4,242	5,907			4,311	9,353
Provision for income taxes	7,600	11,077			19,711	25,627
Depreciation and amortization	26,959	23,575			52,438	48,608
Pension expense(2)	6	5			11	10
Other non-cash expense (income), net	597	(22)			909	40
EBITDA excluding non-cash items	60,268	57,350	2,918	5.1	131,211	122,272	8,939	7.3
EBITDA excluding non-cash items	60,268	57,350			131,211	122,272
Interest expense, net(1)	(4,242)	(5,907)			(4,311)	(9,353)
Convertible senior notes interest(3)	(2,013)	(2,013)			(4,025)	(3,757)
Adjustments to derivative instruments recorded in interest expense(1)	(1,077)	2,553			(5,444)	2,686
Amortization of debt financing costs(1)	283	221			562	535
Provision for current income taxes	(7,207)	(1,730)			(13,740)	(4,602)
Changes in working capital	4,572	784			10,591	(5,332)
Cash provided by operating activities	50,584	51,258			114,844	102,449
Changes in working capital	(4,572)	(784)			(10,591)	5,332
Maintenance capital expenditures	(1,807)	(1,981)			(3,109)	(2,906)
Free cash flow	44,205	48,493	(4,288)	(8.8)	101,144	104,875	(3,731)	(3.6)

NM — Not meaningful

Results of Operations: Atlantic Aviation – (continued)

(1)	Interest expense, net, includes adjustments to derivative instruments and non-cash amortization of deferred financing fees.
(2)	Pension expense primarily consists of interest cost, expected return on plan assets and amortization of actuarial and performance gains and losses.
(3)	Represents the cash interest expense reclassified from MIC Corporate related to the 2.00% Convertible Senior Notes due October 2023, proceeds of which were used to pay down a portion of Atlantic Aviation’s credit facility in October 2016.

Atlantic Aviation generates a significant portion of its revenue from sales of jet fuel. Increases and decreases in the cost of jet fuel are generally passed through to consumers. Accordingly, revenue will fluctuate based on the cost of jet fuel to Atlantic Aviation and reported revenue may not reflect the business’ ability to effectively manage volume and gross margin. For example, an increase in revenue may be attributable to an increase in the cost of the jet fuel and not an increase in the volume sold or margin per gallon to the customer. Conversely, a decline in revenue may be attributable to a decrease in the cost of jet fuel and not a reduction in the volume sold or margin per gallon.

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

Revenue and gross margin are driven, in part, by the volume of fuel sold and the dollar-based margin/fee per gallon on those sales. Revenue increased by 18.3% and 17.2% for the quarter and six months ended June 30, 2018, respectively, compared with the quarter and six months ended June 30, 2017 as a result of increases in the wholesale cost of fuel and contributions from acquisitions. The increased wholesale cost of fuel was largely offset by a corresponding increase in cost of services, resulting in an increase in gross margin of 6.3% and 8.1% for the quarter and six months ended June 30, 2018, respectively, compared with the quarter and six months ended June 30, 2017.

Our discussion of same store results in the current and prior comparable periods reflects contributions from FBOs that have been in operation for the same full months in each period, and excludes the costs of acquiring, integrating or disposing of FBOs. On a same store basis, gross margin increased by 2.9% and 4.1% in the quarter and six months ended June 30, 2018, respectively, compared with the quarter and six months ended June 30, 2017 driven in part by an increase in hangar rentals and ancillary services.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the quarter and six months ended June 30, 2018 compared with the quarter and six months ended June 30, 2017 primarily as a result of incremental costs associated with acquisitions, higher salaries and benefit costs and rent increases.

Depreciation and Amortization

Depreciation and amortization expense increased for the quarter and six months ended June 30, 2018 compared with the quarter and six months ended June 30, 2017 primarily as a result of contributions from acquisitions and assets placed in service.

Results of Operations: Atlantic Aviation – (continued)

Operating Income

Operating income decreased for the quarter ended June 30, 2018 compared with the quarter ended June 30, 2017 due to the increase in selling, general and administrative expenses and the increase in depreciation and amortization expense, partially offset by the increase in gross margin. Operating income increased for the six months ended June 30, 2018 compared with the six months ended June 30, 2017 due to the increase in gross margin, partially offset by the increase in selling, general and administrative expenses and the increase in depreciation and amortization expense.

Interest Expense, Net

Interest expense includes gains on derivative instruments of $2.0 million and $7.0 million for the quarter and six months ended June 30, 2018, respectively, compared with losses on derivative instruments of $2.5 million and $2.7 million for the quarter and six months ended June 30, 2017, respectively. Excluding the derivative adjustments, cash interest expense was $7.0 million and $13.2 million for the quarter and six months ended June 30, 2018, respectively, compared with $5.2 million and $9.9 million for the quarter and six months ended June 30, 2017, respectively. The increases reflect primarily higher average debt balances and a higher weighted average interest rate.

Cash interest expense for the quarter and six months ended June 30, 2018 and 2017 includes the cash interest expense on the $402.5 million of the MIC Corporate 2.00% Convertible Senior Notes due October 2023, proceeds of which were used in part to reduce the drawn balance of Atlantic Aviation’s revolving credit facility in October 2016.

Income Taxes

The taxable income generated by Atlantic Aviation is included in our consolidated federal income tax return. The business files state income tax returns in the majority of the states in which it operates. The tax expense in the table above includes both state taxes and the portion of the consolidated federal tax liability attributable to the business.

For the year ending December 31, 2018, the business expects to pay state income taxes of approximately $8.0 million. The Provision for current income taxes of $13.7 million for the six months ended June 30, 2018 in the above table includes $9.5 million of federal income tax expense and $4.2 million of state income tax expense. Any current federal income tax payable is expected to be offset in consolidation with the application of NOLs at the MIC holding company level.

Maintenance Capital Expenditures

For the six months ended June 30, 2018, Atlantic Aviation incurred maintenance capital expenditures of $3.1 million and $3.4 million on an accrual basis and cash basis, respectively, compared with $2.9 million both on an accrual basis and cash basis for the six months ended June 30, 2017.

Results of Operations: Contracted Power

The performance of our Contracted Power segment is a function, broadly, of the availability of wind and solar resources and the demand for peaking power in New York City. Segment results for the quarter and six months ended June 30, 2018 exceeded expectations primarily as a result of improved renewable resources versus the prior comparable periods and weather conditions in and around New York City that resulted in an increase in power demand. In addition, we received fees pursuant to a loan agreement with a developer of renewable power projects during the second quarter. Results for the period also reflect a contribution from the recently completed BEC expansion project and increased tariff-based ancillary services revenue.

	Quarter Ended June 30,		Change Favorable/ (Unfavorable)		Six Months Ended June 30,		Change Favorable/ (Unfavorable)
	2018	2017			2018	2017
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Product revenue	41,403	40,166	1,237	3.1	76,690	68,236	8,454	12.4
Cost of product sales	5,862	5,498	(364)	(6.6)	11,699	10,357	(1,342)	(13.0)
Selling, general and administrative expenses	7,510	6,244	(1,266)	(20.3)	15,022	11,409	(3,613)	(31.7)
Depreciation and amortization	14,519	14,861	342	2.3	30,046	30,201	155	0.5
Operating income	13,512	13,563	(51)	(0.4)	19,923	16,269	3,654	22.5
Interest expense, net(1)	(4,832)	(8,767)	3,935	44.9	(5,717)	(14,150)	8,433	59.6
Other income, net	6,721	1,341	5,380	NM	7,726	2,106	5,620	NM
Provision for income taxes	(3,654)	(1,845)	(1,809)	(98.0)	(4,604)	(1,872)	(2,732)	(145.9)
Net income	11,747	4,292	7,455	173.7	17,328	2,353	14,975	NM
Less: net (loss) income attributable to noncontrolling interest	(2,003)	16	2,019	NM	(32,059)	(3,333)	28,726	NM
Net income attributable to MIC	13,750	4,276	9,474	NM	49,387	5,686	43,701	NM
Reconciliation of net income to EBITDA excluding non-cash items and a reconciliation of cash provided by operating activities to Free Cash Flow:
Net income	11,747	4,292			17,328	2,353
Interest expense, net(1)	4,832	8,767			5,717	14,150
Provision for income taxes	3,654	1,845			4,604	1,872
Depreciation and amortization	14,519	14,861			30,046	30,201
Other non-cash income, net(2)	(1,690)	(2,232)			(3,578)	(4,256)
EBITDA excluding non-cash items	33,062	27,533	5,529	20.1	54,117	44,320	9,797	22.1
EBITDA excluding non-cash items	33,062	27,533			54,117	44,320
Interest expense, net(1)	(4,832)	(8,767)			(5,717)	(14,150)
Adjustments to derivative instruments recorded in interest expense(1)	(2,178)	1,474			(8,148)	(360)
Amortization of debt financing costs(1)	379	379			758	758
(Provision) benefit for current income taxes	(54)	85			(70)	(3)
Changes in working capital(3)	(12,694)	(7,621)			(11,775)	(8,206)
Cash provided by operating activities	13,683	13,083			29,165	22,359
Changes in working capital(3)	12,694	7,621			11,775	8,206
Maintenance capital expenditures	(404)	—			(440)	(22)
Free cash flow	25,973	20,704	5,269	25.4	40,500	30,543	9,957	32.6

NM — Not meaningful

Results of Operations: Contracted Power – (continued)

(1)	Interest expense, net, includes adjustments to derivative instruments and non-cash amortization of deferred financing fees.
(2)	Other non-cash income, net, primarily includes amortization of tolling liabilities. See “Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items, Free Cash Flow and Proportionately Combined Metrics” above for further discussion.
(3)	Conformed to current period presentation for the adoption of ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. See Note 2, “Basis of Presentation”, in our Notes to Consolidated Condensed Financial Statements in Part I of this Form 10-Q for recently issued accounting standards.

Revenue

Revenue increased by $1.2 million and $8.5 million for the quarter and six months ended June 30, 2018, respectively, compared with the quarter and six months ended June 30, 2017. Revenue from BEC increased due to, (i) higher ancillary services and transmission congestion revenue; (ii) an increase in generation capacity; and, (iii) higher capacity prices that positively impacts the merchant portion of BEC. Revenue from our renewable facilities increased primarily due to strong wind resources for the six months ended June 30, 2018.

Cost of Product Sales

Cost of product sales increased for the quarter and six months ended June 30, 2018 compared with the quarter and six months ended June 30, 2017 due to the BEC expansion completed in May 2018. For the six months ended June 30, 2018, the increase in cost of product sales also reflects higher generation levels at BEC resulting in an increase in gas consumed and higher variable operations and maintenance expenses.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the quarter and six months ended June 30, 2018 compared with the quarter and six months ended June 30, 2017 primarily due to the expansion of BEC and development-related expenses. These increases were partially offset by lower insurance costs at BEC.

Other Income, Net

Other income, net, increased for the quarter and six months ended June 30, 2018 compared with the quarter and six months ended June 30, 2017 reflecting fees paid to Contracted Power pursuant to a loan agreement with a developer of renewable power projects.

Interest Expense, Net

Interest expense includes gains on derivative instruments of $2.0 million and $7.4 million for the quarter and six months ended June 30, 2018, respectively, compared with losses on derivative instruments of $2.7 million and $2.3 million for the quarter and six months ended June 30, 2017, respectively. Excluding the derivative adjustments, cash interest expense was $6.6 million and $13.1 million for the quarter and six months ended June 30, 2018, respectively, compared with $7.0 million and $13.8 million for the quarter and six months ended June 30, 2017, respectively. The decreases reflect primarily lower average debt balances on all facilities.

Income Taxes

Our wind and solar facilities are held in limited liability companies that are treated as pass through entities for tax purposes. As such, these entities do not pay federal or state income taxes on a standalone basis, but each owner pays federal and state income taxes on its allocable share of taxable income. For the year ending December 31, 2018, MIC expects its share of the federal taxable income from these facilities to be a loss of approximately $1.2 million. For 2017, MIC’s share of the federal taxable income from these facilities was a loss of approximately $10.7 million.

Results of Operations: Contracted Power – (continued)

The taxable income generated by BEC’s operations is included in our consolidated federal income tax return and is subject to New York state income tax as part of a combined return. For the year ending December 31, 2018, if the aforementioned sale of BEC does not close, the business does not expect to have a federal or a state income tax liability. Future current federal taxable income attributable to BEC may be offset in consolidation with the application of NOLs at the MIC holding company level.

If the aforementioned sale of BEC does close, the business expects to have a state income tax liability in New Jersey and New York.

Noncontrolling Interest

The increase in loss attributable to noncontrolling interest for the six months ended June 30, 2018 compared with the six months ended June 30, 2017 was driven primarily by the change in tax rates imposed on certain entities by the Tax Cuts and Jobs Act.

Results of Operations: MIC Hawaii

MIC Hawaii generated results for the quarter and six months ended June 30, 2018 that were below both our expectations and results in the prior year. The underperformance was driven primarily by higher operating costs at Hawaii Gas and at the design-build mechanical contractor.

In August 2017, Hawaii Gas filed a general rate case with the Hawaii Public Utilities Commission (HPUC). On June 27, 2018, the HPUC issued an Interim Decision and Order providing the regulated utility operations of Hawaii Gas with interim rate relief. New rates reflecting the decision went into effect on July 1, 2018. The Interim Decision and Order approves an increase in regulated revenue over present rates of $8.9 million, or 8.4%, annually and infers a post-tax return on the equity invested in the utility of 9.75%. The HPUC is expected to issue a Final Decision and Order subject to, among other things, the completion by Hawaii Gas of the Honouliuli Waste Water Treatment Plant Biogas Project, which is currently estimated to be completed in the fourth quarter of 2018.

Results of Operations: MIC Hawaii – (continued)

	Quarter Ended June 30,		Change Favorable/ (Unfavorable)		Six Months Ended June 30,		Change Favorable/ (Unfavorable)
	2018	2017			2018	2017
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Product revenue	60,680	53,779	6,901	12.8	124,340	113,362	10,978	9.7
Service revenue	14,935	12,193	2,742	22.5	32,184	25,650	6,534	25.5
Total revenue	75,615	65,972	9,643	14.6	156,524	139,012	17,512	12.6
Cost of product sales (exclusive of depreciation and amortization shown separately below)	41,302	34,751	(6,551)	(18.9)	88,850	77,117	(11,733)	(15.2)
Cost of services (exclusive of depreciation and amortization shown separately below)	14,015	10,944	(3,071)	(28.1)	30,367	21,884	(8,483)	(38.8)
Cost of revenue – total	55,317	45,695	(9,622)	(21.1)	119,217	99,001	(20,216)	(20.4)
Gross margin	20,298	20,277	21	0.1	37,307	40,011	(2,704)	(6.8)
Selling, general and administrative expenses	7,974	6,770	(1,204)	(17.8)	15,203	12,855	(2,348)	(18.3)
Depreciation and amortization	4,896	3,730	(1,166)	(31.3)	9,051	7,211	(1,840)	(25.5)
Operating income	7,428	9,777	(2,349)	(24.0)	13,053	19,945	(6,892)	(34.6)
Interest expense, net(1)	(1,887)	(2,207)	320	14.5	(3,177)	(3,918)	741	18.9
Other income (expense), net	6	(36)	42	116.7	(1,313)	(241)	(1,072)	NM
Provision for income taxes	(2,144)	(2,563)	419	16.3	(2,949)	(5,942)	2,993	50.4
Net income	3,403	4,971	(1,568)	(31.5)	5,614	9,844	(4,230)	(43.0)
Less: net loss attributable to noncontrolling interests	(84)	(11)	73	NM	(67)	(39)	28	71.8
Net income attributable to MIC	3,487	4,982	(1,495)	(30.0)	5,681	9,883	(4,202)	(42.5)
Reconciliation of net income to EBITDA excluding non-cash items and a reconciliation of cash provided by operating activities to Free Cash Flow:
Net income	3,403	4,971			5,614	9,844
Interest expense, net(1)	1,887	2,207			3,177	3,918
Provision for income taxes	2,144	2,563			2,949	5,942
Depreciation and amortization	4,896	3,730			9,051	7,211
Pension expense(2)	128	272			255	545
Other non-cash (income) expense, net(3)	(954)	897			5,245	6,468
EBITDA excluding non-cash items	11,504	14,640	(3,136)	(21.4)	26,291	33,928	(7,637)	(22.5)
EBITDA excluding non-cash items	11,504	14,640			26,291	33,928
Interest expense, net(1)	(1,887)	(2,207)			(3,177)	(3,918)
Adjustments to derivative instruments recorded in interest expense(1)	(100)	316			(770)	90
Amortization of debt financing costs(1)	95	99			192	204
Provision for current income taxes	(590)	(2,041)			(1,229)	(3,492)
Changes in working capital(4)	(11)	(1,812)			(6,150)	(10,539)
Cash provided by operating activities	9,011	8,995			15,157	16,273
Changes in working capital(4)	11	1,812			6,150	10,539
Maintenance capital expenditures	(1,796)	(1,512)			(3,331)	(2,581)
Free cash flow	7,226	9,295	(2,069)	(22.3)	17,976	24,231	(6,255)	(25.8)

NM — Not meaningful

Results of Operations: MIC Hawaii – (continued)

(1)	Interest expense, net, includes adjustments to derivative instruments related to interest rate swaps and non-cash amortization of deferred financing fees.
(2)	Pension expense primarily consists of interest cost, expected return on plan assets and amortization of actuarial and performance gains and losses.
(3)	Other non-cash (income) expense, net, primarily includes non-cash adjustments related to unrealized gains (losses) on commodity hedges and non-cash gains (losses) related to disposal of assets. See “Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items, Free Cash Flow and Proportionately Combined Metrics” above for further discussion.
(4)	Conformed to current period presentation for the adoption of ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. See Note 2, “Basis of Presentation”, in our Notes to Consolidated Condensed Financial Statements in Part I of this Form 10-Q for recently issued accounting standards.

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

Hawaii Gas generates a significant portion of its revenue from the sale of gas. Accordingly, revenue can fluctuate based on the wholesale cost of gas to Hawaii Gas and may not reflect the business’ ability to effectively manage volume and gross margin. For example, an increase in revenue may be attributable to an increase in the wholesale cost of gas and not an increase in the volume sold or margin per therm. Conversely, a decline in revenue may be attributable to a decrease in the wholesale cost of gas and not a reduction in volume sold or margin per therm.

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

Revenue and Gross Margin

Revenue increased by $9.6 million and $17.5 million for the quarter and six months ended June 30, 2018, respectively, compared with the quarter and six months ended June 30, 2017. The increase was primarily attributable to increases in the volume of utility and nonutility gas sold and a higher average price per therm of utility gas sold by Hawaii Gas, as well as higher revenue at the design-build mechanical contractor. These were partially offset by lower average revenue per therm of non-utility gas sold by Hawaii Gas. On an underlying basis, adjusting for changes in customer inventory, the volume of gas sold increased by 7.1% and 6.3% in the quarter and six months ended June 30, 2018, respectively, compared with the quarter and six months ended June 30, 2017.

Gross margin was flat for the quarter ended June 30, 2018 compared with the quarter ended June 30, 2017 and decreased by $2.7 million for the six months ended June 30, 2018 compared with the six months ended June 30, 2017. The performance was attributable primarily to lower margins at Hawaii Gas and the design-build mechanical contractor, partially offset by favorable movements on commodity hedges.

Gross margins were lower at Hawaii Gas due to increases in production and transmission and distribution costs. Unrealized changes in commodity hedges included a gain of $985,000 and a loss of $3.3 million for the quarter and six months ended June 30, 2018, respectively, compared with unrealized losses of $481,000 and $5.7 million for the quarter and six months ended June 30, 2017, respectively. Lower margins on the design-build mechanical contractor projects resulted from increased costs on fixed revenue contracts attributable to higher labor costs, project delays and general construction cost escalation in Hawaii.

Results of Operations: MIC Hawaii – (continued)

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the quarter and six months ended June 30, 2018 compared with the quarter and six months ended June 30, 2017 primarily driven by higher costs at the design-build mechanical contractor and higher salaries and benefit costs.

Depreciation and Amortization

Depreciation and amortization expense increased for the quarter and six months ended June 30, 2018 compared with the quarter and six months ended June 30, 2017 primarily due to a reassessment of the useful life of customer relationships at the design-build mechanical contractor and additional assets placed in service during 2017.

Operating Income

Operating income decreased for the quarter ended June 30, 2018 compared with the quarter ended June 30, 2017 due to the increase in selling, general and administrative expenses and the increase in depreciation and amortization expenses, partially offset by the marginal increase in gross margin.

Operating income decreased for the six months ended June 30, 2018 compared with the six months ended June 30, 2017 due to the decrease in gross margin, increase in selling, general and administrative expenses and the increase in depreciation and amortization expenses.

Interest Expense, Net

Interest expense includes gains on derivative instruments of $309,000 and $1.1 million for the quarter and six months ended June 30, 2018, respectively, compared with losses on derivative instruments of $329,000 and $173,000 for the quarter and six months ended June 30, 2017, respectively. Excluding the derivative adjustments, cash interest expense was $1.9 million and $3.8 million for the quarter and six months ended June 30, 2018, respectively, compared with $1.8 million and $3.6 million for the quarter and six months ended June 30, 2017, respectively. The increases reflect primarily higher average debt balances outstanding.

Income Taxes

The taxable income generated by the MIC Hawaii businesses is reported on our consolidated federal income tax return and is subject to Hawaii state income tax on a stand-alone basis. The tax expense in the table above includes both state tax and the portion of the consolidated federal tax liability attributable to the businesses. For the year ending December 31, 2018, the business expects to pay state income taxes of approximately $800,000. The Provision for current income taxes of $1.2 million for the six months ended June 30, 2018 in the above table includes $1.9 million of federal income tax expense offset by $708,000 of state income tax benefits. Any current federal income tax payable is expected to be offset in consolidation with the application of NOLs at the MIC holding company level.

Maintenance Capital Expenditures

For the six months ended June 30, 2018, MIC Hawaii incurred maintenance capital expenditures of $3.3 million and $3.2 million on an accrual basis and cash basis, respectively, compared with $2.6 million and $3.0 million on an accrual basis and cash basis, respectively, for the six months ended June 30, 2017.

Results of Operations: Corporate and Other

Corporate and Other includes expenses paid by the holding company, including base management fees and performance fees, if any, professional fees and costs associated with being a public company.

	Quarter Ended June 30,		Change Favorable/ (Unfavorable)		Six Months Ended June 30,		Change Favorable/ (Unfavorable)
	2018	2017			2018	2017
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Fees to Manager-related party	10,852	18,433	7,581	41.1	23,780	36,656	12,876	35.1
Selling, general and administrative expenses(1)	10,144	11,092	948	8.5	14,346	15,087	741	4.9
Depreciation	166	—	(166)	NM	330	—	(330)	NM
Operating loss	(21,162)	(29,525)	8,363	28.3	(38,456)	(51,743)	13,287	25.7
Interest expense, net(2)	(8,282)	(6,671)	(1,611)	(24.1)	(17,009)	(12,822)	(4,187)	(32.7)
Other expense, net	(78)	—	(78)	NM	(74)	—	(74)	NM
Benefit for income taxes	9,590	13,537	(3,947)	(29.2)	16,363	25,968	(9,605)	(37.0)
Net loss	(19,932)	(22,659)	2,727	12.0	(39,176)	(38,597)	(579)	(1.5)
Reconciliation of net loss to EBITDA excluding non-cash items and a reconciliation of cash used in operating activities to Free Cash Flow:
Net loss	(19,932)	(22,659)			(39,176)	(38,597)
Interest expense, net(2)	8,282	6,671			17,009	12,822
Benefit for income taxes	(9,590)	(13,537)			(16,363)	(25,968)
Depreciation	166	—			330	—
Fees to Manager-related party	10,852	18,433			23,780	36,656
Pension expense(3)	60	—			101	—
Other non-cash expense, net	223	187			386	375
EBITDA excluding non-cash items	(9,939)	(10,905)	966	8.9	(13,933)	(14,712)	779	5.3
EBITDA excluding non-cash items	(9,939)	(10,905)			(13,933)	(14,712)
Interest expense, net(2)	(8,282)	(6,671)			(17,009)	(12,822)
Convertible senior notes interest(4)	2,013	2,013			4,025	3,757
Amortization of debt financing costs(2)	1,021	988			2,904	1,981
Amortization of debt discount(2)	903	876			1,800	1,495
Benefit for current income taxes	8,515	2,223			16,108	5,171
Changes in working capital	(8,946)	4,677			(17,967)	(3,757)
Cash used in operating activities	(14,715)	(6,799)			(24,072)	(18,887)
Changes in working capital	8,946	(4,677)			17,967	3,757
Free cash flow	(5,769)	(11,476)	5,707	49.7	(6,105)	(15,130)	9,025	59.6

NM — Not meaningful

(1)	For the quarter and six months ended June 30, 2018, selling, general and administrative expenses included $4.7 million and $5.6 million, respectively, of costs incurred in connection with the evaluation of various investment and acquisition/disposition opportunities, compared with $4.9 million for the quarter and six months ended June 30, 2017. For the quarter and six months ended June 30, 2017, selling, general and administrative expenses also included $3.1 million and $5.4 million, respectively, of costs related to the implementation of a shared service center.
(2)	Interest expense, net, included non-cash amortization of deferred financing fees and non-cash amortization of debt discount related to the 2.00% Convertible Senior Notes due October 2023.
(3)	Pension expense primarily consists of interest cost, expected return on plan assets and amortization of actuarial and performance gains and losses.
(4)	Represents the cash interest expense reclassified to Atlantic Aviation related to the 2.00% Convertible Senior Notes due October 2023, proceeds of which were used to pay down a portion of Atlantic Aviation’s credit facility in October 2016.

Liquidity and Capital Resources

General

Our primary cash requirements include normal operating expenses, debt service, debt principal payments, payments of dividends and capital expenditures. Our primary source of cash is operating activities, although we may draw on credit facilities for capital expenditures, issue new equity or debt or sell assets to generate cash.

At June 30, 2018, including BEC debt classified as held for sale in our consolidated condensed balance sheet, our consolidated debt outstanding totaled $3,679.0 million (excluding adjustments for unamortized debt discounts), our consolidated cash balance totaled $54.0 million and consolidated available capacity under our revolving credit facilities totaled $980.5 million, excluding letters of credit outstanding of $48.1 million. With the proceeds from the BEC sale, we expect to reduce our ratio of net debt to EBITDA (leverage ratio) at December 31, 2018 to less than 4.5 times.

In July 2018, we reclassified our 2.875% Convertible Senior Notes due July 2019 to current portion of long-term debt on our consolidated condensed balance sheet. We expect to refinance this debt prior to its maturity in July 2019.

The following table shows MIC’s proportionate debt obligations at July 31, 2018 ($ in thousands):

Business	Debt		Weighted Average Remaining Life (in years)	Balance Outstanding(1)	Weighted Average Rate(2)
MIC Corporate	Revolving Facility		3.4	$141,500	3.83%
	Convertible Senior Notes		3.2	752,445	2.41%
IMTT	Senior Notes		7.7	600,000	3.97%
	Tax-Exempt Bonds	(3)	3.8	508,975	3.34%
	Revolving Facility		1.8	217,000	3.58%
Atlantic Aviation	Term Loan		3.2	380,000	2.75%
	Revolving Facility		3.2	291,000	3.83%
Contracted Power	Renewables – Project Finance		13.9	254,759	4.84%
	BEC – Term Loan(4)		4.0	246,000	3.91%
MIC Hawaii(5)	Term Loan		5.1	96,051	2.85%
	Senior Notes		4.0	100,000	4.22%
	Revolving Facility		4.5	15,000	3.33%
Total			4.8	$3,602,730	3.42%

(1)	Proportionate to MIC’s ownership interest.
(2)	Reflects annualized interest rate on all facilities including interest rate hedges.
(3)	Interest rate reflects the impact of the Tax Cuts and Jobs Act.
(4)	The BEC Term Loan balance of $246.0 million was classified as Liabilities held for sale on the Consolidated Condensed Balance Sheets for June 30, 2018.
(5)	Excludes $2.3 million of equipment loans at the MIC Hawaii business.

Liquidity and Capital Resources – (continued)

The following table profiles each revolving credit facility at our businesses and at MIC Corporate as of July 31, 2018 ($ in thousands):

Business	Debt	Weighted Average Remaining Life (in years)	Undrawn Amount	Interest Rate(1)
MIC Corporate(2)	Revolving Facility	3.4	$458,500	LIBOR + 1.750%
IMTT	USD Revolving Facility	1.8	333,000	LIBOR + 1.500%
	CAD Revolving Facility	1.8	50,000	Bankers’ Acceptance Rate + 1.500%
Atlantic Aviation	Revolving Facility	3.2	59,000	LIBOR + 1.750%
Contracted Power – BEC	Revolving Facility	4.0	25,000	LIBOR + 2.125%
Contracted Power – Renewables	Revolving Facility	1.4	19,980	LIBOR + 2.000%
MIC Hawaii(3)	Revolving Facility	4.5	45,000	LIBOR + 1.250%
Total(4)		2.8	$990,480

(1)	Excludes commitment fees.
(2)	On January 3, 2018, the Company completed the refinancing and upsizing of its senior secured revolving credit facility and extended its maturity to January 2022.
(3)	On February 12, 2018, Hawaii Gas completed the refinancing of its existing $60.0 million revolving credit facility and extended its maturity to February 2023.
(4)	Excludes letters of credit outstanding of $50.3 million.

We will, in general, apply cash to the repayment of revolving credit facility balances as a means of minimizing interest expense and draw on those facilities to fund growth projects and for general corporate purposes.

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

	Six Months Ended June 30,		Change Favorable/(Unfavorable)
	2018	2017(1)
($ In Thousands)	$	$	$	%
Cash provided by operating activities	266,002	248,637	17,365	7.0
Cash used in investing activities	(82,294)	(209,890)	127,596	60.8
Cash used in financing activities	(171,520)	(47,951)	(123,569)	NM

NM — Not meaningful

(1)	Conformed to current period presentation for the adoption of ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. See Note 2, “Basis of Presentation”, in our Notes to Consolidated Condensed Financial Statements in Part I of this Form 10-Q for recently issued accounting standards.

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

The increase in consolidated cash provided by operating activities for the six months ended June 30, 2018 compared with the six months ended June 30, 2017 was primarily due to:

•	the improvement in collection of accounts receivable on higher balances from the increase in the cost of jet fuel at Atlantic Aviation and the increase in the cost of gas at MIC Hawaii;
•	timing of payment of insurance premiums; and
•	collection of interest receivable from a renewables developer on a revolving credit facility provided by our Contracted Power business; partially offset by
•	an increase in interest expense; and
•	an increase in current state taxes.

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

Liquidity and Capital Resources – (continued)

The decrease in consolidated cash used in investing activities for the six months ended June 30, 2018 compared with the six months ended June 30, 2017 was primarily due to:

•	a larger amount of acquisition and investment activities completed in 2017;
•	proceeds from the sale of businesses during 2018;
•	a decrease in capital expenditures generally; and
•	a decrease in net borrowings by a renewables developer on a revolving credit facility provided by our Contracted Power business.

Capital Deployment

Capital deployment includes growth capital expenditures and “bolt-on” acquisitions, the majority of which are expected to generate incremental earnings. For the six months ended June 30, 2018 and 2017, we deployed $102.3 million and $182.5 million, respectively, of growth capital in our existing businesses including an on-field consolidation (acquisition) of an FBO for $11.4 million during the first quarter of 2018.

We continuously evaluate opportunities to prudently deploy capital in acquisitions and growth projects, whether in our existing businesses or new lines of business. We expect to undertake a number of capital projects related to the repurposing and repositioning of certain assets at IMTT and the improvement in capacity and capabilities of the businesses in our other segments. As noted in our discussion of our financial results for the first quarter of 2018, we expect to deploy, or commit to deploy, approximately $300.0 million of capital into growth projects and “bolt-on” acquisitions during the year.

Financing Activities

Cash provided by financing activities primarily includes new equity issuance and debt issuance related to acquisitions and capital expenditures. Cash used in financing activities primarily includes dividends to our stockholders and the repayment of debt principal balances on maturing debt.

The increase in consolidated cash used in financing activities for the six months ended June 30, 2018 compared with the six months ended June 30, 2017 was primarily due to:

•	decreased net borrowings used partially to fund capital deployment and general corporate purposes; partially offset by
•	a decrease in dividends paid to stockholders in 2018.

IMTT

During the six months ended June 30, 2018, IMTT borrowed $17.0 million and repaid $10.0 million on its revolving credit facility primarily for general corporate purposes. At June 30, 2018, IMTT had $1.3 billion of total debt outstanding consisting of $600.0 million of senior notes, $509.0 million of tax-exempt bonds and $217.0 million drawn on its revolving credit facility. IMTT has access to $600.0 million of revolving credit facilities, of which $383.0 million remained undrawn at June 30, 2018.

Cash interest expense was $23.2 million and $19.4 million for the six months ended June 30, 2018 and 2017, respectively. At June 30, 2018, IMTT was in compliance with its financial covenants.

Atlantic Aviation

During the six months ended June 30, 2018, Atlantic Aviation borrowed $33.0 million on its revolving credit facility primarily to fund an on-field consolidation of an FBO and for general corporate purposes. At June 30, 2018, Atlantic Aviation had total debt outstanding of $671.0 million comprised of a $380.0 million senior secured, first lien term loan facility and a $291.0 million balance outstanding on its senior secured, first lien revolving credit facility. Atlantic Aviation has access to a $350.0 million revolving credit facility, of which $59.0 million remained undrawn at June 30, 2018.

Liquidity and Capital Resources – (continued)

Cash interest expense was $13.2 million and $9.9 million for the six months ended June 30, 2018 and 2017, respectively. Cash interest expense for the six months ended June 30, 2018 and 2017 includes the cash interest expense on the $402.5 million of the MIC Corporate 2.00% Convertible Senior Notes due October 2023, proceeds of which were used in part to reduce the drawn balance of Atlantic Aviation’s revolving credit facility in October 2016. At June 30, 2018, Atlantic Aviation was in compliance with its financial covenants.

Contracted Power

At June 30, 2018, the businesses within our Contracted Power segment had $564.6 million in term loans outstanding, of which $246.0 million related to BEC and was classified as held for sale in the consolidated condensed balance sheet. Cash interest expense paid by these businesses was $13.1 million and $13.8 million for the six months ended June 30, 2018 and 2017, respectively.

At June 30, 2018, BEC had $246.0 million outstanding on an amortizing term loan facility and access to a revolving credit facility of $25.0 million that was undrawn. Cash interest expense was $5.1 million and $5.3 million for the six months ended June 30, 2018 and 2017, respectively. At June 30, 2018, BEC was in compliance with its financial covenants.

At June 30, 2018, our wind and solar facilities had an aggregate $318.6 million in term loan debt outstanding. Cash interest expense totaled $8.0 million and $8.5 million for the six months ended June 30, 2018 and 2017, respectively. At June 30, 2018, all of the wind and solar facilities were in compliance with their respective financial covenants.

MIC Hawaii

At June 30, 2018, the businesses of MIC Hawaii had total debt outstanding of $213.5 million comprising $198.5 million in term loans and $15.0 million outstanding on revolving credit facilities. Cash interest expense totaled $3.8 million and $3.6 million for the six months ended June 30, 2018 and 2017, respectively.

In February 2018, Hawaii Gas exercised the second of two one-year extensions related to its $80.0 million secured term loan facility and its $60.0 million revolving credit facility extending their respective maturities to February 2023.

At June 30, 2018, Hawaii Gas had total debt outstanding of $180.0 million in term loan and senior secured note borrowings and $15.0 million outstanding on its revolving credit facility. During the six months ended June 30, 2018, Hawaii Gas borrowed $20.0 million for general corporate purposes and repaid $5.0 million. Cash interest expense was $3.4 million and $3.3 million for the six months ended June 30, 2018 and 2017, respectively. At June 30, 2018, Hawaii Gas was in compliance with its financial covenants.

At June 30, 2018, the other businesses within MIC Hawaii had $18.5 million of debt outstanding, consisting primarily of $16.2 million term loan debt related to our solar facilities. At June 30, 2018, these businesses were in compliance with their financial covenants.

MIC Corporate

At June 30, 2018, MIC had $350.0 million and $402.5 million in convertible senior notes outstanding that bear interest at 2.875% and 2.00%, respectively. At June 30, 2018, the outstanding balance on the senior secured revolving credit facility was $151.5 million resulting in an undrawn balance of $448.5 million. In July 2018, the Company repaid $10.0 million on the outstanding balance on its revolving credit facility.

Cash interest expense was $8.3 million and $5.6 million for the six months ended June 30, 2018 and 2017, respectively. Cash interest expense in both periods excludes the cash interest expense related to the $402.5 million of 2.00% Convertible Senior Notes due October 2023, proceeds of which were used in part to reduce the drawn balance of Atlantic Aviation’s revolving credit facility in October 2016. See Atlantic Aviation above. At June 30, 2018, MIC Corporate was in compliance with its financial covenants.

Liquidity and Capital Resources – (continued)

For a description of the material terms and debt covenants of MIC and its businesses, see Note 7, “Long-Term Debt”, in Part II, Item 8, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Commitments and Contingencies

Except as noted above, at June 30, 2018, there were no material changes in our commitments and contingencies compared with those at December 31, 2017. At June 30, 2018, we did not have any material purchase obligations. For a discussion of our other future obligations, due by period, under the various contractual obligations, off-balance sheet arrangements and commitments, please see “Liquidity and Capital Resources — Commitments and Contingencies” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on February 21, 2018.

At June 30, 2018, we did not have any material reserves for contingencies. We have other contingencies occurring in the normal course of business, including pending legal and administrative proceedings that are not reflected at this time as they are not ascertainable.

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

As described above under “Recent Developments”, on July 27, 2018, our subsidiary within Contracted Power segment entered into an agreement to sell 100% of BEC for $656.5 million in cash and the assumption of $243.5 million in debt, subject to adjustment based on working capital and debt balances at the effective date. The buyer and seller have agreed to indemnify each other for breaches of representations, warranties and covenants in the purchase agreement, subject to certain exceptions and limitations. We will guarantee one subsidiary’s payment and certain post-closing indemnity obligations.

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

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The purpose of disclosure controls is to ensure that information required to be disclosed in our reports filed with or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of June 30, 2018.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended June 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS
($ in Thousands, Except Share Data)

	June 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$53,976	$47,121
Restricted cash	27,509	24,963
Accounts receivable, less allowance for doubtful accounts of $1,143 and $895, respectively	128,629	158,152
Inventories	31,495	36,955
Prepaid expenses	10,073	14,685
Fair value of derivative instruments	15,893	11,965
Other current assets	14,261	13,804
Assets held for sale(1)	951,982	—
Total current assets	1,233,818	307,645
Property, equipment, land and leasehold improvements, net	3,760,023	4,659,614
Investment in unconsolidated business	9,073	9,526
Goodwill	2,046,896	2,068,668
Intangible assets, net	833,325	914,098
Fair value of derivative instruments	26,652	24,455
Other noncurrent assets	26,527	24,945
Total assets	$7,936,314	$8,008,951
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Due to Manager-related party	$7,435	$5,577
Accounts payable	42,187	60,585
Accrued expenses	71,293	89,496
Current portion of long-term debt	42,676	50,835
Fair value of derivative instruments	730	1,710
Other current liabilities	39,709	47,762
Liabilities held for sale(1)	307,149	—
Total current liabilities	511,179	255,965
Long-term debt, net of current portion	3,342,260	3,530,311
Deferred income taxes	651,080	632,070
Fair value of derivative instruments	1,705	4,668
Tolling agreements – noncurrent	—	52,595
Other noncurrent liabilities	186,020	182,639
Total liabilities	4,692,244	4,658,248
Commitments and contingencies	—	—

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS – (continued)
($ in Thousands, Except Share Data)

	June 30, 2018	December 31, 2017
	(Unaudited)
Stockholders’ equity(2):
Common stock ($0.001 par value; 500,000,000 authorized; 85,186,385 shares issued and outstanding at June 30, 2018 and 84,733,957 shares issued and outstanding at December 31, 2017)	$85	$85
Additional paid in capital	1,655,367	1,840,033
Accumulated other comprehensive loss	(33,466)	(29,993)
Retained earnings	1,458,767	1,343,567
Total stockholders’ equity	3,080,753	3,153,692
Noncontrolling interests	163,317	197,011
Total equity	3,244,070	3,350,703
Total liabilities and equity	$7,936,314	$8,008,951

(1)	See Note 2, “Basis of Presentation”, for further discussion on assets and liabilities held for sale.
(2)	The Company is authorized to issue 100,000,000 shares of preferred stock, par value $0.001 per share. At June 30, 2018 and December 31, 2017, no preferred stock were issued or outstanding. The Company had 100 shares of special stock issued and outstanding to its Manager at June 30, 2018 and December 31, 2017.

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
($ in Thousands, Except Share and Per Share Data)

	Quarter Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Revenue
Service revenue	$375,997	$345,045	$778,606	$708,849
Product revenue	102,083	93,945	201,030	181,598
Total revenue	478,080	438,990	979,636	890,447
Costs and expenses
Cost of services	179,725	147,114	367,195	301,820
Cost of product sales	47,164	40,249	100,549	87,474
Selling, general and administrative	88,927	82,967	175,884	159,919
Fees to Manager-related party	10,852	18,433	23,780	36,656
Depreciation	61,086	57,063	122,444	114,744
Amortization of intangibles	18,224	15,898	35,440	33,591
Total operating expenses	405,978	361,724	825,292	734,204
Operating income	72,102	77,266	154,344	156,243
Other income (expense)
Interest income	111	41	191	75
Interest expense(1)	(30,287)	(35,356)	(49,077)	(60,838)
Other income, net	6,248	1,738	6,290	2,920
Net income before income taxes	48,174	43,689	111,748	98,400
Provision for income taxes	(11,895)	(17,664)	(28,674)	(39,737)
Net income	$36,279	$26,025	$83,074	$58,663
Less: net (loss) income attributable to noncontrolling interests	(2,087)	5	(32,126)	(3,372)
Net income attributable to MIC	$38,366	$26,020	$115,200	$62,035
Basic income per share attributable to MIC	$0.45	$0.32	$1.36	$0.75
Weighted average number of shares outstanding: basic	85,082,209	82,430,324	84,952,551	82,285,053
Diluted income per share attributable to MIC	$0.45	$0.32	$1.34	$0.75
Weighted average number of shares outstanding: diluted	85,091,945	82,439,840	89,316,951	82,294,608
Cash dividends declared per share	$1.00	$1.38	$2.00	$2.70

(1)	Interest expense includes gains on derivative instruments of $5.9 million and $21.0 million for the quarter and six months ended June 30, 2018, respectively. For the quarter and six months ended June 30, 2017, interest expense includes losses on derivative instruments of $7.7 million and $6.8 million, respectively.

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
($ in Thousands)

	Quarter Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$36,279	$26,025	$83,074	$58,663
Other comprehensive (loss) income, net of taxes:
Translation adjustment(1)	(2,109)	1,097	(3,473)	1,097
Other comprehensive (loss) income	(2,109)	1,097	(3,473)	1,097
Comprehensive income	$34,170	$27,122	$79,601	$59,760
Less: comprehensive (loss) income attributable to noncontrolling interests	(2,087)	5	(32,126)	(3,372)
Comprehensive income attributable to MIC	$36,257	$27,117	$111,727	$63,132

(1)	Translation adjustment is presented net of tax benefit of $794,000 and $1.3 million for the quarter and six months ended June 30, 2018, respectively. For the quarter and six months ended June 30, 2017, translation adjustment is presented net of tax expense of $755,000.

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
($ in Thousands)

	Six Months Ended June 30,
	2018	2017(1)
Operating activities
Net income	$83,074	$58,663
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization of property and equipment	122,444	114,744
Amortization of intangible assets	35,440	33,591
Amortization of debt financing costs	5,239	4,301
Amortization of debt discount	1,800	1,495
Adjustments to derivative instruments	(16,424)	8,382
Fees to Manager-related party	23,780	36,656
Deferred taxes	21,091	33,398
Pension expense	4,190	4,321
Other non-cash expense (income), net	35	(2,935)
Changes in other assets and liabilities, net of acquisitions/dispositions:
Accounts receivable	9,603	(7,871)
Inventories	(1,816)	(4,256)
Prepaid expenses and other current assets	324	(2,529)
Due to Manager-related party	(18)	(122)
Accounts payable and accrued expenses	(15,637)	(15,782)
Income taxes payable	517	(1,506)
Other, net	(7,640)	(11,913)
Net cash provided by operating activities	266,002	248,637
Investing activities
Acquisitions of businesses and investments, net of cash acquired	(12,420)	(66,321)
Purchases of property and equipment	(109,830)	(130,351)
Loan to project developer	(17,800)	(14,675)
Loan repayment from project developer	16,561	1,396
Proceeds from sale of business, net of cash divested	41,038	—
Other, net	157	61
Net cash used in investing activities	(82,294)	(209,890)

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS – (continued)
(Unaudited)
($ in Thousands)

	Six Months Ended June 30,
	2018	2017(1)
Financing activities
Proceeds from long-term debt	$208,500	$264,500
Payment of long-term debt	(168,223)	(98,542)
Proceeds from the issuance of shares	125	5,321
Dividends paid to common stockholders	(207,344)	(216,508)
Contributions received from noncontrolling interests	373	—
Distributions paid to noncontrolling interests	(1,943)	(2,040)
Offering and equity raise costs paid	(80)	(182)
Debt financing costs paid	(2,874)	(447)
Payment of capital lease obligations	(54)	(53)
Net cash used in financing activities	(171,520)	(47,951)
Effect of exchange rate changes on cash and cash equivalents	(670)	188
Net change in cash, cash equivalents and restricted cash	11,518	(9,016)
Cash, cash equivalents and restricted cash, beginning of period	72,084	61,257
Cash, cash equivalents and restricted cash, end of period	$83,602	$52,241
Supplemental disclosures of cash flow information
Non-cash investing and financing activities:
Accrued equity offering costs	$27	$44
Accrued purchases of property and equipment	$23,489	$41,354
Issuance of shares to Manager	$21,905	$36,927
Issuance of shares to independent directors	$750	$681
Conversion of convertible senior notes to shares	$6	$17
Distributions payable to noncontrolling interests	$21	$—
Taxes paid, net	$7,862	$7,845
Interest paid	$62,541	$54,601

(1)	Conformed to current period presentation. See Note 2, “Basis of Presentation”, for Recently Issued Accounting Standards adopted during the six months ended June 30, 2018.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated condensed balance sheets that sum to the total of the same amounts presented in the consolidated condensed statements of cash flows:

	As of June 30,
	2018	2017
Cash and cash equivalents	$53,976	$28,873
Restricted cash – current	27,509	23,368
Restricted cash held for sale(2)	2,117	—
Total of cash, cash equivalents and restricted cash shown in the consolidated condensed statement of cash flows	$83,602	$52,241

(2)	Represents restricted cash related to BEC, which were classified as held for sale at June 30, 2018. See Note 2, “Basis of Presentation”, for further discussion.

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

MIC is externally managed by Macquarie Infrastructure Management (USA) Inc. (the Manager), pursuant to the terms of a Management Services Agreement, that is subject to the oversight and supervision of the board of directors. The majority of the members of the Board of Directors, and each member of all Board Committees, is independent and has no affiliation with Macquarie. The Manager is a member of the Macquarie Group of companies comprising the Macquarie Group Limited and its subsidiaries and affiliates worldwide. Macquarie Group Limited is headquartered in Australia and is listed on the Australian Securities Exchange.

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

The interim financial information contained herein should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on February 21, 2018. Operating results for the quarter and six months ended June 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or for any future interim periods.

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

Assets and Liabilities Held for Sale

During the quarter ended March 31, 2018, the Company announced that it was exploring the potential sale of a portion or all of Bayonne Energy Center (BEC), a business within the Contracted Power segment. At June 30, 2018, the Company classified $952.0 million as assets held for sale, of which approximately $850.0 million related to property, equipment, land and leasehold improvements and approximately $50.0 million related to intangible assets, and $307.1 million as liabilities held for sale, of which $246.0 million related to total debt, on the consolidated condensed balance sheet. On July 27, 2018, a wholly owned subsidiary within the Contracted Power segment of the Company entered into an agreement to sell 100% of BEC to NHIP II Bayonne Holdings LLC for $656.5 million in cash and the assumption of $243.5 million in debt, subject to adjustment based on working capital and debt balances at the effective date. The Company will guarantee its subsidiary’s payment and certain post-closing indemnity obligations under the purchase agreement. The transaction is expected to close in the fourth quarter of 2018, subject to receipt of required regulatory approvals and satisfaction of other closing conditions.

The sale of BEC will not qualify for discontinued operation presentation under ASC 205-20, Presentation of Financial Statements — Discontinued Operations.

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

On January 26, 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the measurement of goodwill subsequent to a business combination, and no longer requires an entity to perform a hypothetical purchase price allocation when computing implied fair value to measure goodwill impairment. Instead, impairment will be assessed by quantifying the difference between the fair value of a reporting unit and its carrying amount. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, on condition that the charge doesn’t exceed the total amount of goodwill allocated to that reporting unit. The guidance in the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 for public issuers and shall be applied prospectively. Early adoption is permitted. The Company adopted this ASU during the first quarter of 2018. There was no goodwill impairment recorded during the six months ended June 30, 2018 or 2017.

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

On February 25, 2016, FASB issued ASU No. 2016-02, Leases (Topic 842), which requires a lessee to recognize assets and liabilities for leases with lease terms of more than 12 months. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, ASU 2016-02 will require all leases with an initial term greater than one year to be recognized on the balance sheet as a right-of-use asset and a lease liability. The Company also serves as a lessor primarily through operating leases. The accounting for lessors is not expected to fundamentally change except for changes to conform and align existing guidance to the lessee guidance under ASU 2016-02, as well as to the new revenue recognition guidance in ASU 2014-09. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is allowed. The standard is to be applied using a modified retrospective approach. The Company has begun evaluating and planning for the adoption and implementation of ASU 2016-02, including assessing the overall impact. ASU 2016-02 will have a material impact on the Company’s consolidated balance sheets; however, the full impact to the overall financial statements has not yet been determined. The Company plans on adopting ASU 2016-02 as of the first quarter of 2019 and is currently evaluating the impact that this standard will have on the Company’s results of operations, the changes to its systems, processes and internal controls to meet the reporting and disclosure requirements.

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

In May 2014, the FASB issued ASU 2014-09, Revenue from Contracts with Customers (Topic 606). This guidance sets forth a five-step revenue recognition model that replaces the prior revenue recognition guidance in its entirety. It is intended to eliminate numerous industry-specific pieces of revenue recognition guidance and requires more detailed disclosures. This ASU includes identifying performance obligations in the contract, estimating the amount of variable consideration to include in the transaction price and allocating the transaction price to each separate performance obligation. To further assist with adoption and implementation of ASU 2014-09, the FASB issued and the Company considered the following ASUs:

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

Lease.  These are contracts with predominantly non-cancelable terms of 30 days to 10 years for access to and the use of storage capacity at the various terminals owned and operated by the business. These contracts generally require payments in exchange for the provision of storage capacity and product movement (thruput) throughout their term based on a fixed rate per barrel of capacity leased. A majority of the contracts include terms that adjust the fixed rate annually for inflation. These contracts are accounted for as operating leases and the related lease income is recognized in service revenue over the term of the contract based upon the rate specified. Revenue is recognized in accordance with ASC 840, Leases.

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

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

3. Implementation of ASU 2014-09  – (continued)

Other.  Other revenue is comprised primarily of environmental response service activities through the date of sale and railroad operations. These revenues are generally recognized at a point in time as services are performed.

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

Contracted Power

BEC revenue is derived from contracts that are accounted for as operating leases that do not have minimum lease payments. This revenue is recorded within product revenue as electricity is delivered.

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

The other businesses within MIC Hawaii consist of primarily a design-build mechanical contractor focused on designing and constructing energy efficient building infrastructure and controlling interests in

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

3. Implementation of ASU 2014-09  – (continued)

renewable and distributed power facilities including two facilities on Oahu. Revenue generated by the design-build mechanical contractor business is recognized from long-term construction contracts (commonly referred to as the percentage-of-completion method) and is recorded in service revenue. PPAs at the renewable facilities are accounted for as operating leases and the related lease income is recorded in product revenues when the electricity is delivered.

4. Income per Share

Following is a reconciliation of the basic and diluted income per share computations ($ in thousands, except share and per share data):

	Quarter Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Numerator:
Net income attributable to MIC	$38,366	$26,020	$115,200	$62,035
Interest expense attributable to 2.875% Convertible Senior Notes due July 2019, net of taxes	—	—	4,719	—
Diluted net income attributable to MIC	$38,366	$26,020	$119,919	$62,035
Denominator:
Weighted average number of shares outstanding: basic	85,082,209	82,430,324	84,952,551	82,285,053
Dilutive effect of restricted stock unit grants	9,736	9,516	9,587	9,555
Dilutive effect of 2.875% Convertible Senior Notes due July 2019	—	—	4,354,813	—
Weighted average number of shares outstanding: diluted	85,091,945	82,439,840	89,316,951	82,294,608
Income per share:
Basic income per share attributable to MIC	$0.45	$0.32	$1.36	$0.75
Diluted income per share attributable to MIC	$0.45	$0.32	$1.34	$0.75

The effect of potentially dilutive shares for the quarter ended June 30, 2018 is calculated assuming that the restricted stock unit grants totaling 19,230 provided to the independent directors on June 7, 2018, which will vest during the second quarter of 2019, and the 9,435 restricted stock unit grants provided to the independent directors on May 17, 2017, which vested during the second quarter of 2018, had been fully converted to shares on those grant dates. The 2.875% Convertible Senior Notes due July 2019 and the 2.00% Convertible Senior Notes due October 2023 were anti-dilutive for the quarter ended June 30, 2018.

The effect of potentially dilutive shares for the six months ended June 30, 2018 is calculated assuming that (i) the restricted stock unit grants totaling 19,230 provided to the independent directors on June 7, 2018, which will vest during the second quarter of 2019, and the 9,435 restricted stock unit grants provided to the independent directors on May 17, 2017, which vested during the second quarter of 2018, had been fully converted to shares on those grant dates; and (ii) the 2.875% Convertible Senior Notes due July 2019 had been fully converted into shares on the date of issuance. The 2.00% Convertible Senior Notes due October 2023 were anti-dilutive for the six months ended June 30, 2018.

The effect of potentially dilutive shares for the quarter and six months ended June 30, 2017 is calculated assuming that the restricted stock unit grants totaling 9,435 provided to the independent directors on May 17, 2017, which vested during the second quarter of 2018, and the 8,604 restricted stock unit grants (net of 2,151 restricted stock unit grants forfeited on September 30, 2016) provided to the independent directors on May 18, 2016 and restricted stock units grants of 991 provided to a new independent director on November 1, 2016,

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

4. Income per Share  – (continued)

which all vested during the second quarter of 2017, had been fully converted to shares on those grant dates. The 2.875% Convertible Senior Notes due July 2019 and the 2.00% Convertible Senior Notes due October 2023 were anti-dilutive for the quarter and six months ended June 30, 2017.

The following represents the weighted average potential dilutive shares of common stock that were excluded from the diluted income per share calculation:

	Quarter Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
2.875% Convertible Senior Notes due July 2019	4,371,233	4,259,535	—	4,241,059
2.00% Convertible Senior Notes due October 2023	3,634,173	3,596,901	3,629,489	3,596,901
Total	8,005,406	7,856,436	3,629,489	7,837,960

5. Property, Equipment, Land and Leasehold Improvements

Property, equipment, land and leasehold improvements at June 30, 2018 and December 31, 2017 consisted of the following ($ in thousands):

	June 30, 2018(1)	December 31, 2017
Land	$319,266	$339,148
Easements	131	131
Buildings	41,856	41,776
Leasehold and land improvements	743,210	834,241
Machinery and equipment	3,459,970	4,092,624
Furniture and fixtures	41,612	39,386
Construction in progress	121,694	246,422
	4,727,739	5,593,728
Less: accumulated depreciation	(967,716)	(934,114)
Property, equipment, land and leasehold improvements, net	$3,760,023	$4,659,614

(1)	Property, equipment, land and leasehold improvements excludes assets related to BEC, which were classified as held for sale at June 30, 2018. See Note 2, “Basis of Presentation”, for further discussion.

6. Intangible Assets and Goodwill

Intangible assets at June 30, 2018 and December 31, 2017 consisted of the following ($ in thousands):

	June 30, 2018(1)	December 31, 2017
Contractual arrangements	$932,391	$989,228
Non-compete agreements	14,014	14,014
Customer relationships	360,978	361,623
Leasehold rights	350	350
Trade names	16,091	16,091
Technology	8,760	8,760
	1,332,584	1,390,066
Less: accumulated amortization	(499,259)	(475,968)
Intangible assets, net	$833,325	$914,098

(1)	Intangible assets excludes assets related to BEC, which were classified as held for sale at June 30, 2018. See Note 2, “Basis of Presentation”, for further discussion.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

6. Intangible Assets and Goodwill  – (continued)

The goodwill balance as of June 30, 2018 is comprised of the following ($ in thousands):

Goodwill acquired in business combinations, net of disposals, at December 31, 2017	$2,193,478
Accumulated impairment charges	(123,200)
Other	(1,610)
Balance at December 31, 2017	2,068,668
Goodwill related to 2018 acquisition	121
Other	(265)
Reclassification to assets held for sale(1)	(21,628)
Balance at June 30, 2018	$2,046,896

(1)	Goodwill classified as held for sale related to BEC. See Note 2, “Basis of Presentation”, for further discussion.

The Company tests for goodwill impairment at the reporting unit level on an annual basis on October 1st of each year and between annual tests if a triggering event indicates impairment. There were no triggering events indicating impairment for the six months ended June 30, 2018 or 2017.

7. Long-Term Debt

At June 30, 2018 and December 31, 2017, the Company’s consolidated long-term debt balance comprised of the following ($ in thousands):

	June 30, 2018(1)	December 31, 2017
IMTT	$1,325,975	$1,318,975
Atlantic Aviation	671,000	648,000
Contracted Power	318,590	576,558
MIC Hawaii	213,530	199,282
MIC Corporate	883,270	873,477
Total	3,412,365	3,616,292
Current portion	(42,676)	(50,835)
Long-term portion	3,369,689	3,565,457
Unamortized deferred financing costs(2)	(27,429)	(35,146)
Long-term portion less unamortized debt discount and deferred financing costs	$3,342,260	$3,530,311

(1)	Excludes the current and long-term portion of debt related to BEC, which were classified as held for sale at June 30, 2018. See Note 2, “Basis of Presentation”, for further discussion.
(2)	The weighted average remaining life of the deferred financing costs at June 30, 2018 was 5.4 years.

At June 30, 2018, the total undrawn capacity on the revolving credit facilities was $955.5 million excluding letters of credit outstanding of $37.5 million.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

7. Long-Term Debt  – (continued)

MIC Corporate

Senior Secured Revolving Credit Facility

On January 3, 2018, the Company completed the refinancing and upsizing of its senior secured revolving credit facility to $600.0 million and extended the maturity through January 3, 2022.

At June 30, 2018 and December 31, 2017, MIC had $151.5 million and $143.5 million, respectively, outstanding on its senior secured revolving credit facility. During the six months ended June 30, 2018, MIC borrowed $138.5 million for general corporate purposes and repaid $130.5 million on its revolving credit facility. At June 30, 2018, the undrawn balance on the senior secured revolving credit facility was $448.5 million. In July 2018, the Company repaid $10.0 million on its revolving credit facility.

2.875% Convertible Senior Notes due July 2019

At June 30, 2018 and December 31, 2017, the Company had $350.0 million aggregate principal outstanding on its five-year, 2.875% convertible senior notes due July 2019. On July 15, 2018, the Company reclassified the 2.875% Convertible Senior Notes due July 2019 to current portion of long-term debt. At June 30, 2018, the fair value of these convertible senior notes was approximately $345.0 million. These convertible senior notes fall within Level 1 of the fair value hierarchy.

On July 15, 2018, the Company increased the conversion rate to 12.5258 shares of common stock per $1,000 principal amount. The adjustment was made, in accordance with the indenture governing the senior notes, on the anniversary of the convertible senior notes issuance and reflects the impact of dividends paid by the Company.

2.00% Convertible Senior Notes due October 2023

At June 30, 2018 and December 31, 2017, the Company had $373.9 million and $371.4 million, respectively, outstanding on its seven year, 2.00% convertible senior notes due October 2023. At June 30, 2018, the fair value of the liability component of these convertible senior notes was approximately $340.0 million. These convertible senior notes fall within Level 1 of the fair value hierarchy.

The 2.00% Convertible Senior Notes due October 2023 consisted of the following ($ in thousands):

	June 30, 2018	December 31, 2017
Liability Component:
Principal	$402,500	$402,500
Unamortized debt discount	(20,675)	(22,475)
Long-term debt, net of unamortized debt discount	381,825	380,025
Unamortized deferred financing costs	(7,891)	(8,643)
Net carrying amount	$373,934	$371,382
Equity Component	$26,748	$26,748

For the quarters and six months ended June 30, 2018 and 2017, total interest expense recognized related to the 2.00% Convertible Senior Notes due October 2023 consisted of the following ($ in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Contractual interest expense	$2,013	$2,013	$4,025	$3,757
Amortization of debt discount	903	876	1,800	1,495
Amortization of deferred financing costs	376	376	752	757
Total interest expense	$3,292	$3,265	$6,577	$6,009

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

7. Long-Term Debt  – (continued)

IMTT

At June 30, 2018 and December 31, 2017, IMTT had $217.0 million and $210.0 million outstanding on its revolving credit facilities, respectively. During the six months ended June 30, 2018, IMTT borrowed $17.0 million and repaid $10.0 million on its USD revolving credit facility primarily for general corporate purposes. At June 30, 2018, the undrawn portion on its USD revolving credit facility and CAD revolving credit facility were $333.0 million and $50.0 million, respectively.

At June 30, 2018, IMTT had $600.0 million of fixed rate senior notes outstanding. At June 30, 2018, the fair value of the senior notes was approximately $580.0 million. The senior notes fall within Level 1 of the fair value hierarchy.

Atlantic Aviation

At June 30, 2018 and December 31, 2017, Atlantic Aviation had $291.0 million and $258.0 million outstanding on its revolving credit facility, respectively. During the six months ended June 30, 2018, Atlantic Aviation borrowed $33.0 million on its revolving credit facility primarily to fund an on-field consolidation of an FBO and for general corporate purposes. At June 30, 2018, the undrawn portion on its revolving credit facility was $59.0 million.

Contracted Power

At June 30, 2018, Contracted Power had $183.7 million of fixed rate term loans outstanding. At June 30, 2018, the fair value of the term loans was approximately $180.0 million. The term loans fall within Level 2 of the fair value hierarchy.

MIC Hawaii

In February 2018, Hawaii Gas exercised the second of two one-year extensions related to its $80.0 million secured term loan facility and its $60.0 million revolving credit facility extending their respective maturities to February 2023.

At June 30, 2018, Hawaii Gas had $15.0 million outstanding on its revolving credit facility. At December 31, 2017, Hawaii Gas’ revolving credit facility was undrawn. During the six months ended June 30, 2018, Hawaii Gas borrowed $20.0 million for general corporate purposes and repaid $5.0 million on its revolving credit facility. At June 30, 2018, the undrawn portion on its revolving credit facility was $45.0 million.

At June 30, 2018, Hawaii Gas had $100.0 million of fixed rate senior notes outstanding. At June 30, 2018, the fair value of the senior notes was approximately $100.0 million. The senior notes fall within Level 1 of the fair value hierarchy.

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

At June 30, 2018, the Company had $3.4 billion of current and long-term debt, of which $1.1 billion was economically hedged with interest rate contracts, $1.6 billion was fixed rate debt and $739.1 million was

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

8. Derivative Instruments and Hedging Activities  – (continued)

unhedged. The Company does not use hedge accounting. All movements in the fair value of the interest rate derivatives are recorded directly through earnings.

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

The Company’s fair value measurements of its derivative instruments and the related location of the assets and liabilities within the consolidated condensed balance sheets at June 30, 2018 and December 31, 2017 were ($ in thousands):

	Assets (Liabilities) at Fair Value
Balance Sheet Location	June 30, 2018(1)	December 31, 2017
Fair value of derivative instruments – current assets	$15,893	$11,965
Fair value of derivative instruments – noncurrent assets	26,652	24,455
Total derivative contracts – assets	$42,545	$36,420
Fair value of derivative instruments – current liabilities	$(730)	$(1,710)
Fair value of derivative instruments – noncurrent liabilities	(1,705)	(4,668)
Total derivative contracts – liabilities	$(2,435)	$(6,378)

(1)	Fair value of derivative instruments excludes assets related to BEC, which were classified as held for sale at June 30, 2018. See Note 2, “Basis of Presentation”, for further discussion.

The Company’s hedging activities for the quarters and six months ended June 30, 2018 and 2017 and the related location within the consolidated condensed statements of operations were ($ in thousands):

	Amount of Gain (Loss) Recognized in Consolidated Condensed Statements of Operations
	Quarter ended June 30,		Six Months Ended June 30,
Financial Statement Account	2018	2017	2018	2017
Interest expense – interest rate caps	$2,018	$(2,536)	$7,001	$(2,669)
Interest expense – interest rate swaps	3,877	(5,195)	14,034	(4,108)
Cost of product sales – commodity swaps	2,845	369	802	(3,615)
Total	$8,740	$(7,362)	$21,837	$(10,392)

All of the Company’s derivative instruments are collateralized by the assets of the respective businesses.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

9. Stockholders’ Equity

2016 Omnibus Employee Incentive Plan

On May 18, 2016, the Company adopted the 2016 Omnibus Employee Incentive Plan (Plan). The Plan provides for the issuance of equity awards covering up to 500,000 shares of common stock to attract, retain, and motivate employees, consultants and others who perform services for the Company and its subsidiaries. Under the Plan, the Compensation Committee determines the persons who will receive awards, the time at which they are granted and the terms of the awards. Type of awards include stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, cash-based awards and other stock-based awards. At June 30, 2018, there were no awards outstanding under this Plan.

Accumulated Other Comprehensive Loss

The following represents the changes and balances to the components of accumulated other comprehensive loss for the six months ended June 30, 2018 and 2017 ($ in thousands):

	Post-Retirement Benefit Plans, net of taxes	Translation Adjustment, net of taxes(1)	Total Stockholders’ Accumulated Other Comprehensive Loss, net of taxes
Balance at December 31, 2016	$(16,805)	$(12,155)	$(28,960)
Translation adjustment	—	1,097	1,097
Balance at June 30, 2017	$(16,805)	$(11,058)	$(27,863)
Balance at December 31, 2017	$(20,456)	$(9,537)	$(29,993)
Translation adjustment	—	(3,473)	(3,473)
Balance at June 30, 2018	$(20,456)	$(13,010)	$(33,466)

(1)	Translation adjustment is presented net of tax benefit of $1.3 million and tax expense of $755,000 for the six months ended June 30, 2018 and 2017, respectively.

10. Reportable Segments

At June 30, 2018, the Company’s businesses consisted of four reportable segments: IMTT, Atlantic Aviation, Contracted Power and MIC Hawaii.

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

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10. Reportable Segments  – (continued)

Contracted Power

At June 30, 2018, the Contracted Power business segment has controlling interests in seven utility-scale solar photovoltaic facilities, two wind facilities and 100% ownership of a gas-fired facility that are in operations in the United States. The wind and solar facilities that are operational at June 30, 2018 have an aggregate generating capacity of 345 megawatt (MW) of wholesale electricity to utilities. Revenue from the wind, solar and gas-fired power facilities are included in product revenue.

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

The Company owns 100% of BEC, a 644 MW gas-fired facility located in Bayonne, New Jersey, adjacent to IMTT’s Bayonne facility. A 132 MW expansion that increased the nameplate capacity from 512 MW to 644 MW commenced commercial operations in May 2018. Power produced by BEC is delivered to New York City via a dedicated transmission cable under New York Harbor. BEC has tolling agreements with a creditworthy off-taker for approximately 50% of its power generating capacity. The tolling agreements generate revenue whether or not the facility is in use for power production. In addition to revenue from the tolling agreements and capacity payments from the grid operator, BEC generates an energy margin when the facility is dispatched. Revenue produced by BEC is accounted for as an operating lease that does not have minimum lease payments. All of the lease income under the lease is recorded within product revenue when natural gas transportation services are performed.

At June 30, 2018, the assets and liabilities of BEC are classified as held for sale on the consolidated condensed balance sheet. See Note 2, “Basis of Presentation”, for further discussions.

MIC Hawaii

MIC Hawaii comprises: Hawaii Gas, Hawaii’s only government-franchised gas utility and an unregulated liquefied petroleum gas distribution business providing gas and related services to commercial, residential and governmental customers; a design-build mechanical contractor focused on designing and constructing energy efficient and related building infrastructure; and controlling interests in two solar facilities on Oahu. Revenue from Hawaii Gas and the solar facilities are recorded in product revenue (see above in Contracted Power for further discussion on revenue from PPAs). Revenue from the design-build mechanical contractor business is recorded in service revenue.

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

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10. Reportable Segments  – (continued)

Revenue from external customers for the Company’s consolidated reportable segments were ($ in thousands):

	Quarter Ended June 30, 2018
	IMTT	Atlantic Aviation	Contracted Power	MIC Hawaii	Intersegment Revenue	Total Reportable Segments
Service Revenue
Terminal Services	$21,339	$—	$—	$—	$—	$21,339
Lease	101,530	—	—	—	(1,232)	100,298
Fuel	—	173,890	—	—	—	173,890
Hangar	—	21,815	—	—	—	21,815
Construction	—	—	—	13,964	—	13,964
Other(1)	6,494	37,226	—	971	—	44,691
Total Service Revenue	$129,363	$232,931	$—	$14,935	$(1,232)	$375,997
Product Revenue
Lease	$—	$—	$37,391	$1,019	$—	$38,410
Gas	—	—	—	56,948	—	56,948
Other	—	—	4,012	2,713	—	6,725
Total Product Revenue	$—	$—	$41,403	$60,680	$—	$102,083
Total Revenue	$129,363	$232,931	$41,403	$75,615	$(1,232)	$478,080

	Quarter Ended June 30, 2017
	IMTT	Atlantic Aviation	Contracted Power	MIC Hawaii	Intersegment Revenue	Total Reportable Segments
Service Revenue
Terminal Services	$21,290	$—	$—	$—	$—	$21,290
Lease	109,257	—	—	—	(1,231)	108,026
Fuel	—	144,380	—	—	—	144,380
Hangar	—	18,996	—	—	—	18,996
Construction	—	—	—	11,855	—	11,855
Other(1)	6,597	33,563	—	338	—	40,498
Total Service Revenue	$137,144	$196,939	$—	$12,193	$(1,231)	$345,045
Product Revenue
Lease	$—	$—	$36,426	$766	$—	$37,192
Gas	—	—	—	50,080	—	50,080
Other	—	—	3,740	2,933	—	6,673
Total Product Revenue	$—	$—	$40,166	$53,779	$—	$93,945
Total Revenue	$137,144	$196,939	$40,166	$65,972	$(1,231)	$438,990

(1)	See Note 3, “Implementation of ASU 2014-09”, for revenues disclosed in Other.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10. Reportable Segments  – (continued)

	Six Months Ended June 30, 2018
	IMTT	Atlantic Aviation	Contracted Power	MIC Hawaii	Intersegment Revenue	Total Reportable Segments
Service Revenue
Terminal Services	$47,334	$—	$—	$—	$—	$47,334
Lease	205,913	—	—	—	(2,463)	203,450
Fuel	—	351,354	—	—	—	351,354
Hangar	—	43,557	—	—	—	43,557
Construction	—	—	—	30,207	—	30,207
Other(1)	15,505	85,222	—	1,977	—	102,704
Total Service Revenue	$268,752	$480,133	$—	$32,184	$(2,463)	$778,606
Product Revenue
Lease	$—	$—	$69,026	$2,099	$—	$71,125
Gas	—	—	—	116,707	—	116,707
Other	—	—	7,664	5,534	—	13,198
Total Product Revenue	$—	$—	$76,690	$124,340	$—	$201,030
Total Revenue	$268,752	$480,133	$76,690	$156,524	$(2,463)	$979,636

	Six Months Ended June 30, 2017
	IMTT	Atlantic Aviation	Contracted Power	MIC Hawaii	Intersegment Revenue	Total Reportable Segments
Service Revenue
Terminal Services	$43,005	$—	$—	$—	$—	$43,005
Lease	217,051	—	—	—	(2,454)	214,597
Fuel	—	296,866	—	—	—	296,866
Hangar	—	36,852	—	—	—	36,852
Construction	—	—	—	25,020	—	25,020
Other(1)	15,905	75,974	—	630	—	92,509
Total Service Revenue	$275,961	$409,692	$—	$25,650	$(2,454)	$708,849
Product Revenue
Lease	$—	$—	$61,027	$1,424	$—	$62,451
Gas	—	—	—	106,221	—	106,221
Other	—	—	7,209	5,717	—	12,926
Total Product Revenue	$—	$—	$68,236	$113,362	$—	$181,598
Total Revenue	$275,961	$409,692	$68,236	$139,012	$(2,454)	$890,447

(1)	See Note 3, “Implementation of ASU 2014-09”, for revenues disclosed in Other.

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

	Quarter Ended June 30, 2018
	IMTT	Atlantic Aviation	Contracted Power	MIC Hawaii	Total Reportable Segments
Net income	$20,197	$20,864	$11,747	$3,403	$56,211
Interest expense, net	10,933	4,242	4,832	1,887	21,894
Provision for income taxes	8,087	7,600	3,654	2,144	21,485
Depreciation	28,891	15,113	13,412	3,504	60,920
Amortization of intangibles	3,879	11,846	1,107	1,392	18,224
Pension expense	1,743	6	—	128	1,877
Other non-cash expense (income)	310	597	(1,690)	(954)	(1,737)
EBITDA excluding non-cash items	$74,040	$60,268	$33,062	$11,504	$178,874

	Quarter Ended June 30, 2017
	IMTT	Atlantic Aviation	Contracted Power	MIC Hawaii	Total Reportable Segments
Net income	$22,613	$16,808	$4,292	$4,971	$48,684
Interest expense, net	11,763	5,907	8,767	2,207	28,644
Provision for income taxes	15,716	11,077	1,845	2,563	31,201
Depreciation	28,036	11,925	13,754	3,348	57,063
Amortization of intangibles	2,759	11,650	1,107	382	15,898
Pension expense	1,350	5	—	272	1,627
Other non-cash expense (income)	69	(22)	(2,232)	897	(1,288)
EBITDA excluding non-cash items	$82,306	$57,350	$27,533	$14,640	$181,829

	Six Months Ended June 30, 2018
	IMTT	Atlantic Aviation	Contracted Power	MIC Hawaii	Total Reportable Segments
Net income	$45,477	$53,831	$17,328	$5,614	$122,250
Interest expense, net	18,672	4,311	5,717	3,177	31,877
Provision for income taxes	17,773	19,711	4,604	2,949	45,037
Depreciation	58,262	28,743	27,832	7,277	122,114
Amortization of intangibles	7,757	23,695	2,214	1,774	35,440
Pension expense	3,823	11	—	255	4,089
Other non-cash expense (income)	404	909	(3,578)	5,245	2,980
EBITDA excluding non-cash items	$152,168	$131,211	$54,117	$26,291	$363,787

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10. Reportable Segments  – (continued)

	Six Months Ended June 30, 2017
	IMTT	Atlantic Aviation	Contracted Power	MIC Hawaii	Total Reportable Segments
Net income	$46,429	$38,634	$2,353	$9,844	$97,260
Interest expense, net	20,520	9,353	14,150	3,918	47,941
Provision for income taxes	32,264	25,627	1,872	5,942	65,705
Depreciation	56,796	23,514	27,987	6,447	114,744
Amortization of intangibles	5,519	25,094	2,214	764	33,591
Pension expense	3,766	10	—	545	4,321
Other non-cash expense (income)	137	40	(4,256)	6,468	2,389
EBITDA excluding non-cash items	$165,431	$122,272	$44,320	$33,928	$365,951

Reconciliations of total reportable segments’ EBITDA excluding non-cash items to consolidated net income before income taxes were ($ in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Total reportable segments EBITDA excluding non-cash items	$178,874	$181,829	$363,787	$365,951
Interest income	111	41	191	75
Interest expense	(30,287)	(35,356)	(49,077)	(60,838)
Depreciation	(61,086)	(57,063)	(122,444)	(114,744)
Amortization of intangibles	(18,224)	(15,898)	(35,440)	(33,591)
Selling, general and administrative expenses – Corporate and Other	(10,144)	(11,092)	(14,346)	(15,087)
Fees to Manager-related party	(10,852)	(18,433)	(23,780)	(36,656)
Pension expense	(1,877)	(1,627)	(4,089)	(4,321)
Other income (expense), net	1,659	1,288	(3,054)	(2,389)
Total consolidated net income before income taxes	$48,174	$43,689	$111,748	$98,400

Capital expenditures, on a cash basis, for the Company’s reportable segments were ($ in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
IMTT	$15,155	$16,796	$24,332	$32,059
Atlantic Aviation	17,740	14,851	36,447	34,096
Contracted Power	21,593	30,321	34,201	49,500
MIC Hawaii	4,722	7,335	10,669	13,450
Total capital expenditures of reportable segments	$59,210	$69,303	$105,649	$129,105
Corporate and other	2,439	1,179	4,181	1,246
Total consolidated capital expenditure	$61,649	$70,482	$109,830	$130,351

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10. Reportable Segments  – (continued)

Property, equipment, land and leasehold improvements, net, goodwill and total assets for the Company’s reportable segments and its reconciliation to consolidated total assets were ($ in thousands):

	Property, Equipment, Land and Leasehold Improvements, net		Goodwill		Total Assets
	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017	June 30, 2018	December 31, 2017
IMTT	$2,262,089	$2,305,440	$1,427,348	$1,427,863	$4,040,543	$4,109,448
Atlantic Aviation	566,384	559,597	496,140	495,769	1,705,033	1,710,535
Contracted Power	629,138	1,466,139	—	21,628	696,137	1,617,658
MIC Hawaii	298,515	302,220	123,408	123,408	531,934	532,144
Total assets of reportable segments	$3,756,126	$4,633,396	$2,046,896	$2,068,668	$6,973,647	$7,969,785
Corporate and other	3,897	26,218	—	—	10,685	39,166
Assets held for sale(1)	—	—	—	—	951,982	—
Total consolidated assets	$3,760,023	$4,659,614	$2,046,896	$2,068,668	$7,936,314	$8,008,951

(1)	At June 30, 2018, Property, Equipment, Land and Leasehold Improvements, net, and Goodwill excludes balances related to BEC, which were classified as held for sale. See Note 2, “Basis of Presentation”, for further discussion.

11. Long-Term Contracted Revenue

Long-term contracted revenue consists of revenue from future minimum lease revenue accounted in accordance with ASC 840, Leases, and estimated revenue to be recognized in the future related to performance conditions that are unsatisfied or partially unsatisfied accounted in accordance with ASC 606, Revenue. The recognition pattern for contracts that are considered leases is generally consistent with the recognition pattern that would apply if such contracts were not accounted for as leases and were instead accounted for under ASC Topic 606. Accordingly, the Company has combined the required lessor disclosures for future lease income with the disclosures for contracted revenue in the table below. The following long-term contracted revenue were in existence at June 30, 2018 ($ in thousands):

	Lease Revenue (ASC 840)	Contract Revenue (ASC 606)	Total Long-Term Revenue
2018 remaining	$168,785	$37,095	$205,880
2019	210,425	42,902	253,327
2020	120,099	32,664	152,763
2021	66,232	26,761	92,993
2022	45,972	22,936	68,908
2023	28,943	15,720	44,663
Thereafter	50,842	16,056	66,898
Total	$691,298	$194,134	$885,432

The above table does not include the future minimum lease revenue from the Company’s Contracted Power and the renewable businesses within the MIC Hawaii reportable segments. The payments from these leases are considered variable as they are based on the output of the underlying assets (i.e. energy generated).

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

11. Long-Term Contracted Revenue  – (continued)

In addition, the above table excludes contract revenue from the design-build mechanical contractor business in the MIC Hawaii reportable segment. Revenue generated by the design-build mechanical contractor business is recognized from long-term construction contracts (commonly referred to the percentage-of-completion method). At June 30, 2018, this business had a backlog of approximately $27.0 million of future contract revenue which primarily is expected to be recognized within one to two years.

12. Related Party Transactions

Management Services

At June 30, 2018 and December 31, 2017, the Manager held 9,631,251 shares and 5,435,442 shares, respectively, of the Company. Pursuant to the terms of the Third Amended and Restated Management Services Agreement (Management Agreement), the Manager may sell these shares at any time. Under the Management Agreement, the Manager, at its option, may reinvest base management fees and performance fees, if any, in shares of the Company. During the quarter ended June 30, 2018, the Manager bought 3,754,806 shares in the open market and increased its holdings to 11.31% at June 30, 2018.

Since January 1, 2017, the Company paid the Manager cash dividends on shares held for the following periods:

Declared	Period Covered	$ per Share	Record Date	Payable Date	Cash Paid to Manager (in thousands)
July 31, 2018	Second quarter 2018	$1.00	August 13, 2018	August 16, 2018	(1)
May 1, 2018	First quarter 2018	1.00	May 14, 2018	May 17, 2018	$6,213
February 19, 2018	Fourth quarter 2017	1.44	March 5, 2018	March 8, 2018	8,067
October 30, 2017	Third quarter 2017	1.42	November 13, 2017	November 16, 2017	7,484
August 1, 2017	Second quarter 2017	1.38	August 14, 2017	August 17, 2017	6,941
May 2, 2017	First quarter 2017	1.32	May 15, 2017	May 18, 2017	6,332
February 17, 2017	Fourth quarter 2016	1.31	March 3, 2017	March 8, 2017	6,080

(1)	The amount of dividend payable to the Manager for the second quarter of 2018 will be determined on August 13, 2018, the record date.

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

In accordance with the Management Agreement, the Manager is entitled to a monthly base management fee based primarily on the Company’s market capitalization, and potentially a quarterly performance fee based on total shareholder returns relative to a U.S. utilities index. Currently, the Manager has elected to reinvest the future base management fees and performance fees, if any, in new primary shares. For the quarter and six months ended June 30, 2018, the Company incurred base management fees of $10.9 million and $23.8 million, respectively. For the quarter and six months ended June 30, 2017, the Company incurred base management fees of $18.4 million and $36.7 million, respectively. For the quarter and six months ended June 30, 2018 and 2017, the Company did not incur any performance fees.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

12. Related Party Transactions  – (continued)

The unpaid portion of the base management fees and performance fees, if any, at the end of each reporting period is included in Due to Manager-related party in the consolidated condensed balance sheets.

Period	Base Management Fee Amount ($ in Thousands)	Performance Fee Amount ($ in Thousands)	Shares Issued
2018 Activities:
Second quarter 2018	$10,852	$—	277,053	(1)
First quarter 2018	12,928	—	265,002
2017 Activities:
Fourth quarter 2017	$16,778	$—	248,162
Third quarter 2017	17,954	—	240,674
Second quarter 2017	18,433	—	233,394
First quarter 2017	18,223	—	232,398

(1)	The Manager elected to reinvest all of the monthly base management fees for the second quarter of 2018 in shares. The Company issued 277,053 shares for the quarter ended June 30, 2018, including 93,242 shares and 91,205 shares that were issued in July 2018 for the May and June 2018 monthly base management fee, respectively.

The Manager is not entitled to any other compensation and all costs incurred by the Manager, including compensation of seconded staff, are paid by the Manager out of its base management fee. However, the Company is responsible for other direct costs including, but not limited to, expenses incurred in the administration or management of the Company and its subsidiaries, income taxes, audit and legal fees, acquisitions and dispositions and its compliance with applicable laws and regulations. During the quarter and six months ended June 30, 2018, the Manager charged the Company $141,000 and $409,000, respectively, for reimbursement of out-of-pocket expenses compared with $156,000 and $445,000, respectively, for the quarter and six months ended June 30, 2017. The unpaid portion of the out-of-pocket expenses at the end of the reporting period is included in Due to Manager-related party in the consolidated condensed balance sheets.

Other Services

The Company uses the resources of the Macquarie Group with respect to a range of advisory, procurement, insurance, hedging, lending and other services. Engagements involving members of the Macquarie Group are reviewed and approved by the Audit Committee of the Company’s board of directors. Macquarie Group affiliates are engaged on an arm’s length basis and frequently as a member of a syndicate of providers whose other members establish the terms of the interaction.

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

The Company entered into an equity distribution agreement with sales agents, including MCUSA, providing for the sale of shares of its common stock, par value $0.001 per share, from time to time having an aggregate gross offering price of up to $400.0 million. The equity distribution agreement also provides for

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

12. Related Party Transactions  – (continued)

sales of shares to any sales agent as principal for its own account at a price agreed upon at the time of the sale. For the six months ended June 30, 2018 and 2017, the Company did not engage MCUSA for such activities.

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

Prior to the refinancing in January 2018, the Company incurred $4,000 in interest expense related to MIHI LLC’s portion of the MIC senior secured revolving credit facility. For the quarter and six months ended June 30, 2017, the Company incurred $35,000 and $69,000, respectively, in interest expense related to MIHI LLC’s portion of the MIC senior secured revolving credit facility. Subsequent to the refinancing in January 2018, the Company incurred $130,000 and $237,000, respectively, in interest expense related to Macquarie Capital Funding LLC’s portion of the MIC senior secured revolving credit facility for the quarter and six months ended June 30, 2018.

Other Transactions

In May 2018, the Company sold its equity interest in projects involving two properties to Macquarie Infrastructure and Real Assets, Inc. (MIRA Inc.), an affiliate of the Manager, for their cost of approximately $27.1 million. The Company retained the right to 20% of any gain on a subsequent sale by MIRA Inc. to a third party of a more than 50% interest in either or both of the projects.

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

In response to the Tax Cuts and Jobs Act, on December 22, 2017 the SEC staff issued Staff Accounting Bulletin No. 118 (SAB 118), to provide guidance for companies that are not able to complete their accounting for the income tax effects of the Tax Cuts and Jobs Act in the period of enactment. The SEC Staff noted in SAB 118 that in these cases a company should continue to apply Topic 740, Income Taxes, based on the provisions of the tax laws that were in effect immediately prior to the Tax Cuts and Jobs Act being enacted. SAB 118 provides a measurement period that should not extend beyond one year from the Tax Cuts and Jobs Act enactment date for companies to complete the accounting under Topic 740. While the Company was able to make reasonable estimates of the impact of the changes to provisions of the Internal Revenue Code related to its foreign entities on its tax provision for the year ended December 31, 2017 and for the six months ended

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

13. Income Taxes  – (continued)

June 30, 2018, the final impact of the Tax Cuts and Jobs Act may differ from these estimates, due to, among other things, changes in the interpretations and assumptions of the Tax Cuts and Jobs Act, and additional guidance that may be issued by the Internal Revenue Service. As a result, the Company will continue to gather additional information to determine the final impact of these changes.

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

Shareholder Derivative Suits

On April 23, 2018, a complaint captioned City of Riviera Beach General Employees Retirement System v. Macquarie Infrastructure Corp., et al., Case 1:18-cv-03608 (VSB), was filed in the United States District Court for the Southern District of New York. A substantially identical complaint captioned Daniel Fajardo v. Macquarie Infrastructure Corporation, et al., Case No. 1:18-cv-03744 (VSB) was filed in the same court on April 27, 2018. Both complaints assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder on behalf of a putative class consisting of all purchasers of MIC common stock between February 22, 2016 and February 21, 2018. The named defendants in both cases are the Company and four current or former officers of MIC and one of its subsidiaries, IMTT Holdings LLC. The complaints allege that the Company and the individual defendants knowingly made material misstatements and omitted material facts in its public disclosures concerning the Company’s and IMTT’s business and the sustainability of the Company’s dividend to stockholders. The Company intends to vigorously contest the claims asserted in the City of Riviera Beach and Fajardo complaints, which the Company believes are entirely meritless.

15. Subsequent Events

Dividend

On July 31, 2018, the board of directors declared a dividend of $1.00 per share for the quarter ended June 30, 2018, which is expected to be paid on August 16, 2018 to holders of record on August 13, 2018.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

There have been no changes to legal proceedings set forth under Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on February 21, 2018 and under Part II, Item 1 of our Quarterly Report on Form 10-Q for the quarter ended March 31, 2018, except for the following:

In June 2018, BEC entered into an Administrative Consent Order (ACO) with the New Jersey Department of Environmental Protection (NJDEP) to address ammonia emissions levels that exceeded levels outlined in BEC’s air permit, as identified by tests carried out in February 2018. The ACO prescribes a fine of $119,000 plus $3,000 per month from July 2018 until the terms of the ACO are met. This is expected to be achieved no later than December 2018.

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

We are currently subject to purported securities class action lawsuits and could become subject to other similar actions in the future, the unfavorable outcome of which could materially adversely impact our business or results of operations.

In April 2018, two purported securities class action lawsuits were filed against us and certain current and former officers of ours and one of our subsidiaries alleging violations of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder. These lawsuits allege knowing material misstatements and omissions in our public disclosures concerning our business and the sustainability of our dividend to stockholders. While we intend to vigorously defend against these lawsuits, there is no assurance that we will be successful in the defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of the actions. In addition, we are obligated to indemnify and incur legal expenses on behalf of current and former officers under certain circumstances. These lawsuits, and any similar proceedings or claims that may be brought against us in the future, may divert management resources and cause us to incur substantial costs, and any unfavorable outcome could result in payment of damages and could damage our reputation, any or all of which could materially adversely impact our business and results of operations.

Changes to trade regulation, quotas, duties or tariffs, caused by the changing U.S. and geopolitical environments or otherwise, may increase our costs, result in fewer growth capital opportunities or projects, limit the amount of raw materials and products that we can import, decrease demand for certain of our services, or otherwise adversely impact our business.

The current U.S. administration has voiced strong concerns about imports from countries that it perceives as engaging in unfair trade practices, has increased tariffs on certain goods imported into the United States from those countries, including China and other countries from which we import components or raw materials, and has raised the possibility of imposing significant, additional tariff increases. The announcement of unilateral tariffs on imported products by the U.S has triggered retaliatory actions from certain foreign governments, including China, and may trigger retaliatory actions by other foreign governments, potentially resulting in a “trade war”. A “trade war” of this nature or other governmental action related to tariffs or international trade agreements or policies could increase our costs, reduce the demand or opportunity to deploy growth capital in our businesses at attractive rates of return, limit the amount of raw materials, components and other products that we can import, restrict our customers’ ability to deploy growth capital or transport products and therefore decrease demand for certain of our services, and/or adversely affect the U.S. economy or certain sectors thereof and, thus, adversely impact our businesses.

Our pending sale of BEC subjects us to various risks and uncertainties.

On July 27, 2018, our subsidiary entered into a definitive agreement to sell 100% of BEC. The pending sale is subject to various risks and uncertainties, including the following: the attention of our management and employees may be diverted due to activities related to the sale; and BEC may be unable to pursue certain business opportunities because the purchase and sale agreement requires that BEC’s business be conducted in the ordinary course of business and requires the buyer’s consent to take certain actions. In addition, if the sale is not consummated, we may have less capital available for growth capital opportunities, dividend payments and other potential capital uses. We have incurred, and will incur, significant costs, expenses and fees for professional services and other transaction costs in connection with the sale, which are generally payable by us regardless of whether the sale is consummated.

The consummation of the sale is subject to the satisfaction or waiver of specified closing conditions, including, among others, receipt of certain regulatory approvals, and there can be no assurance that the sale will be consummated. Although the buyer is required to pay us a termination fee under certain circumstances, there can be no assurance that a remedy will be available to us in the event of a breach of the purchase and sale agreement by the buyer or that we will recover for any damages incurred by us in connection with the sale. A failed transaction may result in negative publicity and a negative impression of BEC and/or us among our business partners or in the business community generally.

Our subsidiary has agreed to indemnify the buyer, subject to the terms and limitations in the purchase and sale agreement, for breaches of representations, warranties and covenants in the purchase and sale agreement, and we will guarantee our subsidiary’s payment and certain post-closing indemnity obligations. In addition, following the sale, our businesses will be less diversified and our exposure to the risks inherent in our remaining businesses will increase.

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

MACQUARIE INFRASTRUCTURE CORPORATION (Registrant)
Dated: August 1, 2018	By: /s/ Christopher Frost Name: Christopher Frost Title: Chief Executive Officer
Dated: August 1, 2018	By: /s/ Liam Stewart Name: Liam Stewart Title: Chief Financial Officer

EXHIBIT INDEX

Number	Description
3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 21, 2015).
3.2	Amended and Restated Bylaws of the Registrant, dated as of February 18, 2016 (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on February 23, 2016).
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer
32.2**	Section 1350 Certification of Chief Financial Officer
101.0*	The following materials from the Quarterly Report on Form 10-Q of Macquarie Infrastructure Corporation for the quarter ended June 30, 2018, filed on August 1, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets as of June 30, 2018 (Unaudited) and December 31, 2017, (ii) the Consolidated Condensed Statements of Operations for the quarters and six months ended June 30, 2018 and 2017 (Unaudited), (iii) the Consolidated Condensed Statements of Comprehensive Income for the quarters and six months ended June 30, 2018 and 2017 (Unaudited), (iv) the Consolidated Condensed Statements of Cash Flows for the six months ended June 30, 2018 and 2017 (Unaudited) and (v) the Notes to Consolidated Condensed Financial Statements (Unaudited).

*	Filed herewith.
**	Furnished herewith.

E-1