Form 10-Q
period 2018-09-30
Macquarie Infrastructure Corp
filed 2018-10-31
CIK 1289790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

There were 85,640,118 shares of common stock, with $0.001 par value, outstanding at October 30, 2018.

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

We currently own and operate a diversified portfolio of businesses that provide services to other businesses, government agencies and individuals primarily in the U.S. The businesses we own and operate are organized into four segments:

•	International-Matex Tank Terminals (IMTT): a business providing bulk liquid terminalling to third parties at 17 terminals in the U.S. and two in Canada;
•	Atlantic Aviation: a provider of fuel, terminal, aircraft hangaring and other services primarily to owners and operators of general aviation (GA) jet aircraft at 70 airports throughout the U.S.;
•	Contracted Power: comprising controlling interests in wind and solar facilities in the U.S.; and
•	MIC Hawaii: comprising an energy company that processes and distributes gas and provides related services (Hawaii Gas) and several smaller businesses collectively engaged in efforts to reduce the cost and improve the reliability and sustainability of energy in Hawaii.

Through October 12, 2018, our Contracted Power business also included a gas-fired facility. See “Recent Developments” below for further information.

Our businesses generally operate in sectors with barriers to entry including high initial development and construction costs, contracted revenues or the requirement to obtain government approvals and a lack of immediate cost-effective alternatives to the services provided. Collectively, they tend to generate sustainable, stable and growing cash flows over the long-term.

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

At IMTT, we focus on providing bulk liquid storage, handling and other services to customers who place a premium on ease of access and operational flexibility. The substantial majority of IMTT’s revenue is generated pursuant to “take-or-pay” contracts providing access to storage tank capacity and ancillary services over a revenue weighted average remaining contract life of 2.0 years.

At Atlantic Aviation, our focus is on attracting and maintaining relationships with GA aircraft owners and pilots and encouraging them to purchase fuel and other services from our fixed based operations (FBOs). Atlantic Aviation’s gross margin is positively correlated with the number of GA flight movements in the U.S. and the business’ ability to service a portion of the aircraft involved in those operations.

The businesses that comprise our Contracted Power segment generate revenue by producing and selling electric power pursuant primarily to long-dated power purchase agreements (PPAs).

MIC Hawaii comprises Hawaii Gas and several smaller businesses collectively engaged in efforts to reduce the cost and improve the reliability and sustainability of energy in Hawaii. The businesses of MIC Hawaii generate revenue primarily from the provision of gas services to commercial, residential and governmental customers; the generation of power and the design and construction of building mechanical systems.

Dividends

Since January 1, 2017, MIC has paid or declared the following dividends:

Declared	Period Covered	$ per Share	Record Date	Payable Date
October 30, 2018	Third quarter 2018	$1.00	November 12, 2018	November 15, 2018
July 31, 2018	Second quarter 2018	1.00	August 13, 2018	August 16, 2018
May 1, 2018	First quarter 2018	1.00	May 14, 2018	May 17, 2018
February 19, 2018	Fourth quarter 2017	1.44	March 5, 2018	March 8, 2018
October 30, 2017	Third quarter 2017	1.42	November 13, 2017	November 16, 2017
August 1, 2017	Second quarter 2017	1.38	August 14, 2017	August 17, 2017
May 2, 2017	First quarter 2017	1.32	May 15, 2017	May 18, 2017
February 17, 2017	Fourth quarter 2016	1.31	March 3, 2017	March 8, 2017

We currently intend to maintain, and where possible, increase our quarterly cash dividend to our shareholders. The MIC Board has authorized a quarterly cash dividend of $1.00 per share for the quarter ended September 30, 2018. MIC has been structured to provide investors with an opportunity to generate an attractive “total return” and we intend to distribute the majority of the cash generated from operations by our businesses as a quarterly dividend.

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

Recent Developments

BEC Sale

On July 27, 2018, we entered into an agreement to sell 100% of Bayonne Energy Center (BEC) to NHIP II Bayonne Holdings LLC. On October 12, 2018, we concluded the sale of BEC and received cash of $657.4 million, net of the assumption of the outstanding debt balance of $243.5 million by the buyer and subject to post-closing working capital adjustments resulting in a preliminary pre-tax gain of approximately $5.0 million. Any such adjustments could result in an adjustment to the expected gain. Any adjustment is not expected to be significant. We incurred approximately $10.0 million in professional fees in relation to this transaction of which approximately $3.0 million have been recorded through September 30, 2018. We have guaranteed our subsidiary’s payment and certain post-closing indemnity obligations under the purchase agreement.

During the nine months ended September 30, 2018, BEC contributed approximately $42.0 million of EBITDA excluding non-cash items to the results of the Contracted Power segment. This excludes the warranty settlement from its turbine manufacturer. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Contracted Power” for further discussions.

We have used the proceeds from the sale of BEC and cash on hand to pay down the majority of the outstanding balances on our and our businesses’ revolving credit facilities. The repayment of our revolving credit facilities has strengthened our balance sheet and increased our financial flexibility. We may redraw these facilities in the future, other than $150.0 million of debt we repaid at IMTT that we do not expect to redraw, to fund a portion of our planned growth capital deployments. For further discussions on use of BEC proceeds, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resource — Financing Activities”.

Strategic Review

We continue to review strategic options available to us, including with respect to certain other, smaller businesses in our portfolio in an effort to rationalize our portfolio and enhance the infrastructure characteristics of our businesses. Consistent with this, we commenced a sale process for Critchfield Pacific Inc. (CPI), the design build mechanical contractor that comprises part of our MIC Hawaii segment. Subsequent to quarter end, we reached an agreement to sell the business for a nominal sum in a transaction that we expect will close before the end of the year.

Prior to the execution of the sales agreement, we wrote-down the value of our investment in CPI to reflect its underperformance. During the nine months ended September 30, 2018, CPI had made negative contributions to EBITDA excluding non-cash items. This write-down of approximately $30.0 million consists of fixed asset and intangible assets of approximately $9.0 million, as well as a reserve for certain contract related amounts in other current liabilities and other expenses.

In October 2018, we commenced a sale process involving the majority of the assets in our portfolio of wind and solar facilities. We believe a sale of these assets and the redeployment of the proceeds will maximize value relative to attempting to continue to expand the portfolio through acquisitions. We expect to retain two of our solar facilities and to maintain our two existing relationships with developers of renewable power opportunities. The sale process is expected to be concluded in the second quarter of 2019.

Manager Waiver of Base Management Fees

Effective November 1, 2018, our Manager has elected to waive two portions of the base management fee to which it is entitled under the terms of the Managements Services Agreement between us. In effect, this waiver caps the base management fee at 1% of our equity market capitalization and eliminates fees on any debt we have or may incur at our holding company. Although MIMUSA reserves the right to revoke the fee waiver and revert to the prior terms of the agreement subject to providing the Company with not less than a one year notice, MIC believes MIMUSA has no current intent to do so. A revocation of the waiver would not trigger a recapture of previously waived fees. The waivers result in a reduction in the fees paid to the Manager of approximately $10.0 million per year based on the Company’s market value and capital structure at the end of the third quarter.

New Independent Board Members

On September 5, 2018, we expanded our Board of Directors from seven to nine members and elected two new independent directors, Amanda Brock, the chief operating officer of Solaris Water Midstream, and Maria Jelescu Dreyfus, the chief executive officer of Ardinall Investment Management. In addition, Christopher Frost, our chief executive officer, was elected to the board upon the retirement as a director of our former chief executive officer, James Hooke.

Results of Operations

Consolidated

Our consolidated results reflect a decrease in the contribution from IMTT primarily as a result of the non-renewal of certain contracts for bulk liquid storage and handling services and the absence of deferred revenue recognized in 2017 in connection with the termination of a construction project. These were partially offset by contributions from an acquisition of a portfolio of storage terminals completed in the third quarter of 2017.

Our consolidated results also reflect increased contributions from our Atlantic Aviation and Contracted Power businesses. Atlantic Aviation benefited from contributions from acquisitions, together with the operational leverage inherent in the business, partially offset by decreases in GA flight activity at certain of the airports on which the business operates. The improved contribution from Contracted Power was the result of the BEC plant expansion coming on line and improved wind and solar resources.

MIC Hawaii’s contribution declined primarily as a result of the underperformance of CPI, and the write-down of our investment in that business, together with cost increases at Hawaii Gas. These were partially offset by incremental revenue and EBITDA excluding non-cash items generated by Hawaii Gas in the third quarter as a result of interim rate relief granted by the Hawaii Public Utilities Commission (HPUC) in a general rate case on behalf of the regulated portion of the business at the end of June. The Final Decision and Order could potentially include an unfavorable rate adjustment which may have a retroactive impact on revenues since the Interim Decision and Order.

Results for the third quarter of 2018 also reflect the absence of implementation costs incurred in 2017 related to our shared services facility, but reflects the associated benefit of reductions in procurement costs in 2018. The absence of these expenses was partially offset by the cost of advisory and other services in connection with addressing shareholder matters in 2018.

Capital deployed into acquisitions by each of IMTT and Atlantic Aviation in 2017, as well as growth investments generally, contributed to revenue and EBITDA exluding non-cash items to our overall results in the quarter and nine months ended September 30, 2018.

Results of Operations: Consolidated – (continued)

Our consolidated results of operations are as follows:

	Quarter Ended September 30,		Change Favorable/ (Unfavorable)		Nine Months Ended September 30,		Change Favorable/ (Unfavorable)
	2018	2017	$	%	2018	2017	$	%
	($ In Thousands, Except Share and Per Share Data) (Unaudited)
Revenue
Service revenue	$361,031	$358,220	2,811	0.8	$1,139,637	$1,067,069	72,568	6.8
Product revenue	112,249	94,841	17,408	18.4	313,279	276,439	36,840	13.3
Total revenue	473,280	453,061	20,219	4.5	1,452,916	1,343,508	109,408	8.1
Costs and expenses
Cost of services	166,694	153,218	(13,476)	(8.8)	533,889	455,038	(78,851)	(17.3)
Cost of product sales	47,823	35,669	(12,154)	(34.1)	148,372	123,143	(25,229)	(20.5)
Selling, general and administrative	86,487	84,898	(1,589)	(1.9)	262,371	244,817	(17,554)	(7.2)
Fees to Manager-related party	12,333	17,954	5,621	31.3	36,113	54,610	18,497	33.9
Goodwill impairment	3,215	—	(3,215)	NM	3,215	—	(3,215)	NM
Depreciation	56,924	58,009	1,085	1.9	179,368	172,753	(6,615)	(3.8)
Amortization of intangibles	20,030	17,329	(2,701)	(15.6)	55,470	50,920	(4,550)	(8.9)
Total operating expenses	393,506	367,077	(26,429)	(7.2)	1,218,798	1,101,281	(117,517)	(10.7)
Operating income	79,774	85,984	(6,210)	(7.2)	234,118	242,227	(8,109)	(3.3)
Other income (expense)
Interest income	113	54	59	109.3	304	129	175	135.7
Interest expense(1)	(32,616)	(29,291)	(3,325)	(11.4)	(81,693)	(90,129)	8,436	9.4
Other (expense) income, net	(18,011)	4,973	(22,984)	NM	(11,721)	7,893	(19,614)	NM
Net income before income taxes	29,260	61,720	(32,460)	(52.6)	141,008	160,120	(19,112)	(11.9)
Provision for income taxes	(7,884)	(25,547)	17,663	69.1	(36,558)	(65,284)	28,726	44.0
Net income	$21,376	$36,173	(14,797)	(40.9)	$104,450	$94,836	9,614	10.1
Less: net loss attributable to noncontrolling interests	(328)	(3,922)	(3,594)	(91.6)	(32,454)	(7,294)	25,160	NM
Net income attributable to MIC	$21,704	$40,095	(18,391)	(45.9)	$136,904	$102,130	34,774	34.0
Basic income per share attributable to MIC	$0.25	$0.48	(0.23)	(47.9)	$1.61	$1.23	0.38	30.9
Weighted average number of shares outstanding: basic	85,378,088	83,644,806	1,733,282	2.1	85,095,956	82,743,285	2,352,671	2.8

NM — Not meaningful

(1)	Interest expense includes gains on derivative instruments of $4.8 million and $25.8 million for the quarter and nine months ended September 30, 2018, respectively. For the quarter and nine months ended September 30, 2017, interest expense includes losses on derivative instruments of $162,000 and $6.9 million, respectively.

Revenue

Consolidated revenues increased for the quarter and nine months ended September 30, 2018 compared with the quarter and nine months ended September 30, 2017 primarily as a result of, (i) an increase in the wholesale cost of jet fuel sold at Atlantic Aviation; (ii) an increase in the volume and the wholesale cost of propane and synthetic natural gas sold at Hawaii Gas; (iii) increased capacity and power production by our Contracted Power businesses; and, (iv) contributions from acquisitions. The increase in revenue for the nine months ended September 30, 2018 was partially offset by the absence of deferred revenue recognized in 2017 in connection with the termination of a construction project at IMTT.

Results of Operations: Consolidated – (continued)

Cost of Services and Product Sales

Consolidated cost of services and product sales increased for the quarter and nine months ended September 30, 2018 compared with the quarter and nine months ended September 30, 2017 primarily due to, (i) an increase in the wholesale cost of jet fuel at Atlantic Aviation; (ii) an increase in the wholesale cost of propane and synthetic natural gas and lower margins at MIC Hawaii; and, (iii) incremental costs associated with various acquisitions and developments. The changes in consolidated cost of services and product sales also reflect unrealized gains and losses on commodity hedges, principally propane, at Hawaii Gas (see “Results of Operations — MIC Hawaii” below).

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the quarter and nine months ended September 30, 2018 compared with the quarter and nine months ended September 30, 2017 primarily due to, (i) incremental costs associated with acquired and developed businesses; and (ii) approximately $3.0 million of costs incurred for advisory services in connection with addressing shareholder matters. The increases in selling, general and administrative expenses were partially offset by the absence of costs incurred during 2017 in connection with the implementation of our shared services center and lower costs during the third quarter of 2018 in connection with the evaluation of various investment and acquisition/disposition opportunities.

Fees to Manager

Our Manager is entitled to a monthly base management fee based primarily on our market capitalization and potentially a quarterly performance fee based on total stockholder returns relative to a U.S. utilities index. For the quarter and nine months ended September 30, 2018, we incurred base management fees of $12.3 million and $36.1 million, respectively, compared with $17.9 million and $54.6 million for the quarter and nine months ended September 30, 2017, respectively. No performance fees were incurred in any of the above periods. The unpaid portion of base management fees and performance fees, if any, at the end of each reporting period is included in the line item Due to Manager-related party in our consolidated condensed balance sheets.

In all of the periods shown below, our Manager elected to reinvest any fees to which it was entitled in additional shares. In accordance with the Third Amended and Restated Management Services Agreement, our Manager has currently elected to reinvest future base management fees and performance fees, if any, in new primary shares.

Period	Base Management Fee Amount ($ in Thousands)	Performance Fee Amount ($ in Thousands)	Shares Issued
2018 Activities:
Third quarter 2018	$12,333	$—	269,286	(1)
Second quarter 2018	10,852	—	277,053
First quarter 2018	12,928	—	265,002
2017 Activities:
Fourth quarter 2017	$16,778	$—	248,162
Third quarter 2017	17,954	—	240,674
Second quarter 2017	18,433	—	233,394
First quarter 2017	18,223	—	232,398

(1)	Our Manager elected to reinvest all of the monthly base management fees for the third quarter of 2018 in shares. We issued 269,286 shares for the quarter ended September 30, 2018, including 89,542 shares that were issued in October 2018 for the September 2018 monthly base management fee.

Results of Operations: Consolidated – (continued)

Goodwill Impairment

During the quarter ended September 30, 2018, we wrote-off the goodwill balance related to CPI.

Depreciation

Depreciation expense decreased for the quarter ended September 30, 2018 compared with the quarter ended September 30, 2017 primarily due to the fact that BEC’s assets were no longer depreciated once it was classified as held for sale. The decrease was partially offset by the write-down of fixed assets at CPI and the increase in depreciation expense related to acquisitions and assets placed in service.

Depreciation expense increased for the nine months ended September 30, 2018 compared with the nine months ended September 30, 2017 primarily due to write-down of fixed assets at CPI and the increase in depreciation expense related to acquisitions and assets placed in service. These increases were partially offset by the decrease in depreciation expense due to the fact that BEC’s assets were no longer depreciated once it was classified as held for sale.

Amortization of Intangibles

Amortization of intangibles increased for the quarter and nine months ended September 30, 2018 compared with the quarter and nine months ended September 30, 2017 primarily due to write-off of intangible assets at CPI. The increase was partially offset by the decrease in amortization of intangibles due to the fact that BEC’s assets were no longer amortized once it was classified as held for sale.

Interest Expense and Gains (Losses) on Derivative Instruments

Interest expense includes gains on derivative instruments of $4.8 million and $25.8 million for the quarter and nine months ended September 30, 2018, respectively, compared with losses on derivative instruments of $162,000 and $6.9 million for the quarter and nine months ended September 30, 2017, respectively. Gains and losses on derivatives recorded in interest expense are attributable to the change in fair value of interest rate hedging instruments. Excluding the derivative adjustments, cash interest expense was $32.5 million and $94.1 million for the quarter and nine months ended September 30, 2018, respectively, compared with $27.1 million and $79.4 million for the quarter and nine months ended September 30, 2017, respectively. The increase in cash interest expense reflects primarily a higher average debt balance and an increase in the weighted average interest rate. See discussions of interest expense for each of our operating businesses below.

Other (Expense) Income, net

Other (expense) income, net, changed from other income, net, to other expense, net, primarily due to the write-down in our investment in CPI during the quarter ended September 30, 2018. This is partially offset by a warranty settlement from a manufacturer of BEC turbines in the third quarter of 2018 and higher development fees paid to our Contracted Power business by a developer of renewable power projects during the nine months ended September 30, 2018.

Income Taxes

We file a consolidated federal income tax return that includes the financial results of IMTT, Atlantic Aviation, BEC, MIC Hawaii and our allocable share of the taxable income (loss) from our wind and solar facilities. The wind and solar facilities in which we own less than 100% of the equity interest are held in limited liability companies and treated as partnerships for tax purposes. Pursuant to a tax sharing agreement, the businesses included in our consolidated federal income tax return pay MIC an amount equal to the federal income tax each would have paid on a standalone basis as if they were not part of the consolidated federal income tax return. In addition, our businesses file income tax returns and may pay taxes in the state and local jurisdictions in which they operate.

Results of Operations: Consolidated – (continued)

For the year ending December 31, 2018, we expect our current year federal taxable income to be approximately $320.0 million, including the expected taxable gain on the sale of BEC. We further expect this liability to be fully offset by net operating loss (NOL) carryforwards. Our initially reported NOL balance at December 31, 2017 was $347.3 million. As a result of the regulations issued by the Internal Revenue Service in August 2018, our federal NOL balance as of December 31, 2017 was revised upward to $373.9 million and we believe we will be able to fully utilize this amount.

We expect to utilize the majority of our federal prior year NOLs in 2018 and therefore, we are likely required to make material federal income tax payments in 2019. The amount of any federal income tax otherwise payable in 2019 is expected to be substantially reduced by tax benefits associated with planned capital deployment of approximately $300.0 million. Conversely, gains from potential sales of assets concluded in 2019 would increase our federal income tax payable.

In addition, we expect our businesses collectively to pay state/provincial income taxes of approximately $22.0 million in 2018, including the expected taxes due on the sale of BEC. In calculating our consolidated state income tax provision, we have provided a valuation allowance for certain state income tax NOLs, the use of which is uncertain.

The Tax Cuts and Jobs Act

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law and includes provisions that will have an impact on our federal taxable income. The most significant of these are 100% bonus depreciation on qualifying assets (which is scheduled to decrease ratably to 0% between 2023 and 2027) and a reduction in the federal corporate tax rate from 35% to 21%.

The Tax Cuts and Jobs Act also limits the deductibility of net interest expense to 30% of “adjusted taxable income”. We do not expect this limitation to have a material impact to our financial results through 2021.

Noncontrolling Interest

The increased loss attributable to noncontrolling interest for the nine months ended September 30, 2018 compared with the nine months ended September 30, 2017 was driven primarily by the change in tax rates imposed on certain entities within the Contracted Power segment by the Tax Cuts and Jobs Act.

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

Results of Operations: Consolidated – (continued)

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

Classification of Maintenance Capital Expenditures and Growth Capital Expenditures

We categorize capital expenditures as either maintenance capital expenditures or growth capital expenditures. As neither maintenance capital expenditure nor growth capital expenditure is a GAAP term, we have adopted a framework to categorize specific capital expenditures. In broad terms, maintenance capital expenditures primarily maintain our businesses at current levels of operations, capability, profitability or cash flow, while growth capital expenditures primarily provide new or enhanced levels of operations, capability,profitability or cash flows. We consider a number of factors in determining whether a specific capital expenditure will be classified as maintenance or growth.

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

	Quarter Ended September 30,		Change Favorable/ (Unfavorable)		Nine Months Ended September 30,		Change Favorable/ (Unfavorable)
	2018	2017	$	%	2018	2017	$	%
	($ In Thousands) (Unaudited)
Net income	$21,376	$36,173			$104,450	$94,836
Interest expense, net(1)	32,503	29,237			81,389	90,000
Provision for income taxes	7,884	25,547			36,558	65,284
Goodwill impairment	3,215	—			3,215	—
Depreciation	56,924	58,009			179,368	172,753
Amortization of intangibles	20,030	17,329			55,470	50,920
Fees to Manager-related party	12,333	17,954			36,113	54,610
Pension expense(2)	2,094	2,160			6,284	6,481
Other non-cash expense (income), net(3)	3,437	(3,725)			6,803	(961)
EBITDA excluding non-cash items	$159,796	$182,684	(22,888)	(12.5)	$509,650	$533,923	(24,273)	(4.5)
EBITDA excluding non-cash items	$159,796	$182,684			$509,650	$533,923
Interest expense, net(1)	(32,503)	(29,237)			(81,389)	(90,000)
Adjustments to derivative instruments recorded in interest expense(1)	(3,054)	(959)			(22,809)	1,724
Amortization of debt financing costs(1)	2,191	2,163			7,430	6,464
Amortization of debt discount(1)	910	882			2,710	2,377
Provision for current income taxes	(3,076)	(2,154)			(10,659)	(8,493)
Changes in working capital(4)	22,787	(3,656)			8,120	(47,635)
Cash provided by operating activities	147,051	149,723			413,053	398,360
Changes in working capital(4)	(22,787)	3,656			(8,120)	47,635
Maintenance capital expenditures	(13,372)	(12,106)			(32,724)	(23,062)
Free cash flow	$110,892	$141,273	(30,381)	(21.5)	$372,209	$422,933	(50,724)	(12.0)

(1)	Interest expense, net, includes adjustments to derivative instruments, non-cash amortization of deferred financing fees and non-cash amortization of debt discount related to the 2.00% Convertible Senior Notes due October 2023.
(2)	Pension expense primarily consists of interest cost, expected return on plan assets and amortization of actuarial and performance gains and losses.
(3)	Other non-cash expense (income), net, primarily includes non-cash amortization of tolling liabilities, unrealized gains (losses) on commodity hedges and non-cash gains (losses) related to the disposal of assets. Other non-cash expense (income), net, also includes the write-down of our investment in CPI for the quarter and nine months ended September 30, 2018. See “Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items, Free Cash Flow and Proportionately Combined Metrics” above for further discussion.
(4)	Conformed to current period presentation for the adoption of ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. See Note 2, “Basis of Presentation”, in our Notes to Consolidated Condensed Financial Statements in Part I of this Form 10-Q for recently issued accounting standards.

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

	Quarter Ended September 30,		Change Favorable/ (Unfavorable)		Nine Months Ended September 30,		Change Favorable/ (Unfavorable)
	2018	2017	$	%	2018	2017	$	%
	($ In Thousands) (Unaudited)
Free Cash Flow – Consolidated basis	$110,892	$141,273	(30,381)	(21.5)	$372,209	$422,933	(50,724)	(12.0)
100% of Contracted Power Free Cash Flow included in consolidated Free Cash Flow	(30,865)	(25,970)			(71,365)	(56,513)
MIC’s share of Contracted Power Free Cash Flow	28,474	24,667			64,600	51,300
100% of MIC Hawaii Free Cash Flow included in consolidated Free Cash Flow	11,342	(8,137)			(6,634)	(32,368)
MIC’s share of MIC Hawaii Free Cash Flow	(11,345)	8,132			6,626	32,358
Free Cash Flow – Proportionately Combined basis	$108,498	$139,965	(31,467)	(22.5)	$365,436	$417,710	(52,274)	(12.5)

Results of Operations: IMTT

The financial performance of IMTT is in large part a function of the amount of bulk liquid storage capacity under lease and the storage rates achieved on those leases. IMTT recorded financial results for the quarter and nine months ended September 30, 2018 that reflect a previously forecast decline in storage capacity utilization and lower average storage rates, partially offset by contributions from an acquisition in 2017.

The portion of IMTT’s storage capacity under lease declined to an average of 82.1% for the quarter ended September 30, 2018 compared with 92.7% in the prior comparable quarter and 86.1% in the quarter ended June 30, 2018. Average storage rates declined primarily as a result of lower rates achieved on renewal of gasoline and distillates contracts in New York Harbor. IMTT expects the lower storage rates for gasoline and distillates in New York Harbor to continue to impact its financial results through 2019, although this impact is expected to be partially offset by increases in storage utilization and an increase in demand for storage related to the implementation of the International Maritime Organization’s IMO Marpol Annex VI (IMO 2020) regulations limiting the sulphur content of bunker fuel beginning January 1, 2020.

IMTT is currently both involved in and evaluating a number of initiatives related to repurposing existing storage capacity and repositioning the overall business:

Repurposing

IMTT anticipates cleaning and modifying tanks on the Lower Mississippi River totaling up to approximately 3.0 million barrels of capacity, along with related infrastructure, from heavy and residual oil storage to storage of products with potentially better growth prospects such as clean petroleum, chemical and agricultural oils. Approximately 1.3 million barrels of storage capacity is being repurposed currently and approximately 600,000 of these barrels are expected to be returned to service by year end. Through the third quarter, approximately 900,000 of the 1.3 million barrels had been re-contracted (including contracts with future start dates) with the remainder expected to be re-contracted in November 2018.

Results of Operations: IMTT – (continued)

The cost of repurposing the 1.3 million barrels of storage capacity is estimated at approximately $12.0 million in 2018, of which approximately $7.0 million will be characterized as maintenance capital expenditures. Through the end of the third quarter of 2018, IMTT had deployed $6.9 million of the $12.0 million. The repurposing of additional barrels is expected to be completed by the end of 2020.

Repositioning

Repositioning includes projects designed to leverage IMTT’s existing geographic footprint through increases in capacity or capability designed to meet customer demand and/or further diversify the mix of products handled. For example, in the second quarter of 2018, IMTT announced that it had entered into an agreement to construct an additional 200,000 barrels of capacity for a chemicals manufacturer.

Other repositioning projects under consideration or in process include enhancing terminal connectivity by investing in truck, pipeline, marine and rail infrastructure. In the third quarter, IMTT commenced the development of an automated, multi-product, six bay truck rack to improve its intermodal distribution capabilities in the New York Harbor market and is expected to be in service in late 2019.

In the fourth quarter, IMTT completed negotiations on an agreement with Methanex that will see the business construct 714,000 barrels of chemical storage capacity and associated infrastructure at its Geismar Chemical Logistics facility. The project is subject to a final investment decision by Methanex on the construction of a third methanol manufacturing plant in Geismar (Geismar 3) alongside its two existing facilities. A final investment decision is expected in mid-2019.

IMTT also entered into agreements to construct an additional dock at its Geismar facility that will support the existing business, the Methanex project and future expansion opportunities. The dock is expected to be operational by the end of 2019.

IMTT’s aggregate investment in the three new projects is estimated to be $80.0 million.

The successful implementation of the repurposing and repositioning initiatives is, over time, expected to, (i) improve utilization and rates, (ii) increase exposure to products with better growth prospects, (iii) generate a larger proportion of IMTT’s revenue from longer-dated contracts and, (iv) reduce exposure to heavy and residual oil storage demand.

Results of Operations: IMTT – (continued)

	Quarter Ended September 30,		Change Favorable/ (Unfavorable)		Nine Months Ended September 30,		Change Favorable/ (Unfavorable)
	2018	2017			2018	2017
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Revenue	118,229	134,167	(15,938)	(11.9)	386,981	410,128	(23,147)	(5.6)
Cost of services	43,864	48,982	5,118	10.4	148,005	148,052	47	0.0
Selling, general and administrative expenses	7,565	9,104	1,539	16.9	24,685	25,627	942	3.7
Depreciation and amortization	32,683	31,511	(1,172)	(3.7)	98,702	93,826	(4,876)	(5.2)
Operating income	34,117	44,570	(10,453)	(23.5)	115,589	142,623	(27,034)	(19.0)
Interest expense, net(1)	(11,677)	(10,187)	(1,490)	(14.6)	(30,349)	(30,707)	358	1.2
Other income, net	414	794	(380)	(47.9)	864	1,954	(1,090)	(55.8)
Provision for income taxes	(6,422)	(14,422)	8,000	55.5	(24,195)	(46,686)	22,491	48.2
Net income	16,432	20,755	(4,323)	(20.8)	61,909	67,184	(5,275)	(7.9)
Reconciliation of net income to EBITDA excluding non-cash items and a reconciliation of cash provided by operating activities to Free Cash Flow:
Net income	16,432	20,755			61,909	67,184
Interest expense, net(1)	11,677	10,187			30,349	30,707
Provision for income taxes	6,422	14,422			24,195	46,686
Depreciation and amortization	32,683	31,511			98,702	93,826
Pension expense(2)	1,914	1,883			5,737	5,649
Other non-cash expense, net	207	178			611	315
EBITDA excluding non-cash items	69,335	78,936	(9,601)	(12.2)	221,503	244,367	(22,864)	(9.4)
EBITDA excluding non-cash items	69,335	78,936			221,503	244,367
Interest expense, net(1)	(11,677)	(10,187)			(30,349)	(30,707)
Adjustments to derivative instruments recorded in interest expense(1)	(870)	(524)			(6,263)	(257)
Amortization of debt financing costs(1)	411	413			1,234	1,236
Benefit (provision) for current income taxes	2,593	344			(6,059)	(3,069)
Changes in working capital	(721)	3,732			9,913	(12,413)
Cash provided by operating activities	59,071	72,714			189,979	199,157
Changes in working capital	721	(3,732)			(9,913)	12,413
Maintenance capital expenditures	(8,863)	(8,116)			(21,335)	(13,563)
Free cash flow	50,929	60,866	(9,937)	(16.3)	158,731	198,007	(39,276)	(19.8)

(1)	Interest expense, net, includes adjustments to derivative instruments and non-cash amortization of deferred financing fees.
(2)	Pension expense primarily consists of interest cost, expected return on plan assets and amortization of actuarial and performance gains and losses.

Results of Operations: IMTT – (continued)

Revenue

IMTT generates the majority of its revenue from contracts comprising a fixed monthly charge for access to or use of a specified amount of capacity, infrastructure or land. The monthly charge typically increases annually with inflation. We refer to revenue generated from such contracts or fixed charges as firm commitments. At September 30, 2018, firm commitments had a revenue weighted average remaining contract life of 2.0 years, although some customers storing certain petroleum products are renewing contracts for shorter durations. Revenue from firm commitments comprised 84.8% and 80.3% of total revenue for the quarter and trailing twelve months ended September 30, 2018, respectively.

For the quarter and nine months ended September 30, 2018, total revenue decreased compared with the quarter and nine months ended September 30, 2017 primarily due to the decline in utilization and lower average storage rates on contract renewals, reduced environmental response revenue as a result of the sale of IMTT’s subsidiary OMI Environmental Solutions (OMI) in April 2018 and lower deferred revenue recognized in connection with the termination of a construction project in 2017. The decrease in revenue was partially offset by contributions from an acquisition of a portfolio of terminals completed in the third quarter of 2017.

Cost of Services and Selling, General and Administrative Expenses

Cost of services and selling, general and administrative expenses combined decreased for the quarter and nine months ended September 30, 2018 compared with the quarter and nine months ended September 30, 2017 primarily due to the absence of costs related to OMI. The cost decreases were partially offset by incremental costs related to the terminals acquired in 2017.

Cost of services is expected to increase during the fourth quarter of 2018, and subsequently, as a result of an expected increase in property taxes assessed on the terminal at St. Rose.

Depreciation and Amortization

Depreciation and amortization expense increased for the quarter and nine months ended September 30, 2018 compared with the quarter and nine months ended September 30, 2017 primarily due to an acquisition of terminals in 2017.

Interest Expense, Net

Interest expense includes gains on derivative instruments of $1.2 million and $6.8 million for the quarter and nine months ended September 30, 2018, respectively, compared with gains on derivative instruments of $124,000 and losses on derivative instruments of $1.5 million for the quarter and nine months ended September 30, 2017, respectively. Excluding the derivative adjustments, cash interest expense was $12.2 million and $35.4 million for the quarter and nine months ended September 30, 2018, respectively, compared with $10.3 million and $29.7 million for the quarter and nine months ended September 30, 2017, respectively. The increase in cash interest expense reflects a higher average debt balance and a higher weighted average interest rate.

The interest rate on IMTT’s tax-exempt Gulf Opportunity Zone Bonds (GO Zone Bonds) increased by 0.7% in 2018 as a result of the reduction in the corporate tax rate from 35% to 21% under the Tax Cuts and Jobs Act.

Income Taxes

The taxable income generated by IMTT is reported on our consolidated federal income tax return. The business files standalone state/provincial income tax returns in the jurisdictions in which it operates. For the year ending December 31, 2018, the business expects to pay state/provincial income taxes of approximately $5.0 million. The Benefit (provision) for current income taxes of $6.1 million for the nine months ended September 30, 2018 in the above table includes $4.9 million of state/provincial income tax expense and $1.2 million of federal income tax expense. Any current federal income tax payable is expected to be offset in consolidation with the application of MIC holding company level NOLs.

Results of Operations: IMTT – (continued)

The majority of the difference between IMTT’s book and federal taxable income relates to depreciation of terminal fixed assets. For book purposes, these fixed assets are depreciated primarily over 5 to 30 years using the straight-line method of depreciation. For federal income tax purposes, these same fixed assets are depreciated primarily over 5 to 15 years using accelerated methods. In addition, most terminal fixed assets qualify for federal bonus tax depreciation. A significant portion of terminal fixed assets in Louisiana that were constructed in the period after Hurricane Katrina in 2005 were financed with GO Zone Bonds. GO Zone Bond financed assets are depreciated, for tax purposes, primarily over 9 to 20 years using the straight-line method. Most of the states in which the business operates do not allow the use of bonus tax depreciation. Louisiana allows the use of bonus depreciation except for assets financed with GO Zone Bonds.

Maintenance Capital Expenditures

During the nine months ended September 30, 2018, IMTT incurred maintenance capital expenditures of $21.3 million on both an accrual basis and cash basis, compared with $13.6 million and $16.4 million on an accrual basis and cash basis, respectively, for the nine months ended September 30, 2017. The increase in 2018 compared with 2017 was primarily a result of expenditures related to the repurposing of storage capacity and the timing of tank and dock inspections and repairs.

Maintenance capital expenditures for the nine months ended September 30, 2018 includes $4.0 million associated with repurposing existing tanks. For the full year, IMTT anticipates spending approximately $12.0 million on repurposing existing tanks with approximately $7.0 million of that being characterized as maintenance capital expenditures. The expenditures related to repurposing will be in addition to a forecast of approximately $25.0 million of recurring maintenance capital expenditures.

Results of Operations: Atlantic Aviation

The fundamental driver of the performance of Atlantic Aviation is the number of GA flight movements (take-offs and landings) in a given period. Based on data reported by the FAA, industry-wide domestic GA flight movements increased by 1.1% and 1.9% for the two month period including July and August and the eight months ended August 31, 2018, respectively, compared with the same periods in 2017. The number of GA flight movements tends to be correlated with general economic activity over the long-term. Factors that could impact GA flight movements either positively or negatively in the short-term include traffic constraints due to repairs and maintenance of runways, weather conditions or events, the timing of public and religious holidays and events, including major sporting events.

The total number of GA flight movements at airports on which Atlantic Aviation operates decreased by 2.0% and 0.1% during the two month period including July and August and the eight months ended August 31, 2018, respectively, compared with the same periods in 2017. The decrease was the result of a number of the aforementioned short-term factors, several of which had a positive impact on the prior comparable periods, together with decreased traffic at Santa Monica Municipal Airport in Santa Monica, CA as a result of the shortening of the runway. Atlantic Aviation believes that growth in GA flight movements will continue to be positively correlated with growth in economic activity and GDP. Flight movements at airports on which Atlantic Aviation operates, other than Santa Monica, decreased by 0.7% for the two month period including July and August and increased 1.1% the eight months ended August 31, 2018.

Atlantic Aviation seeks to extend FBO leases prior to their maturity in order to maintain visibility into the cash generating capacity of these assets over the long-term. Atlantic Aviation calculates a weighted average remaining lease life based on EBITDA excluding non-cash items in the prior calendar year adjusted for the impact of acquisitions/dispositions. The weighted average remaining lease life was 19.9 years at September 30, 2018 compared with 20.7 years at September 30, 2017.

Results of Operations: Atlantic Aviation – (continued)

	Quarter Ended September 30,		Change Favorable/ (Unfavorable)		Nine Months Ended September 30,		Change Favorable/ (Unfavorable)
	2018	2017			2018	2017
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Revenue	234,908	211,457	23,451	11.1	715,041	621,149	93,892	15.1
Cost of services (exclusive of depreciation and amortization shown separately below)	113,077	92,106	(20,971)	(22.8)	345,764	272,985	(72,779)	(26.7)
Gross margin	121,831	119,351	2,480	2.1	369,277	348,164	21,113	6.1
Selling, general and administrative expenses	57,146	57,026	(120)	(0.2)	173,802	163,512	(10,290)	(6.3)
Depreciation and amortization	25,582	25,286	(296)	(1.2)	78,020	73,894	(4,126)	(5.6)
Operating income	39,103	37,039	2,064	5.6	117,455	110,758	6,697	6.0
Interest expense, net(1)	(5,290)	(4,295)	(995)	(23.2)	(9,601)	(13,648)	4,047	29.7
Other expense, net	(20)	(14)	(6)	(42.9)	(519)	(119)	(400)	NM
Provision for income taxes	(9,058)	(11,139)	2,081	18.7	(28,769)	(36,766)	7,997	21.8
Net income	24,735	21,591	3,144	14.6	78,566	60,225	18,341	30.5
Reconciliation of net income to EBITDA excluding non-cash items and a reconciliation of cash provided by operating activities to Free Cash Flow:
Net income	24,735	21,591			78,566	60,225
Interest expense, net(1)	5,290	4,295			9,601	13,648
Provision for income taxes	9,058	11,139			28,769	36,766
Depreciation and amortization	25,582	25,286			78,020	73,894
Pension expense(2)	5	5			16	15
Other non-cash expense, net	323	1,212			1,232	1,252
EBITDA excluding non-cash items	64,993	63,528	1,465	2.3	196,204	185,800	10,404	5.6
EBITDA excluding non-cash items	64,993	63,528			196,204	185,800
Interest expense, net(1)	(5,290)	(4,295)			(9,601)	(13,648)
Convertible senior notes interest(3)	(2,013)	(2,012)			(6,038)	(5,769)
Adjustments to derivative instruments recorded in interest expense(1)	(354)	464			(5,798)	3,150
Amortization of debt financing costs(1)	280	284			842	819
Provision for current income taxes	(5,729)	(1,208)			(19,469)	(5,810)
Changes in working capital	6,313	(1,335)			16,904	(6,667)
Cash provided by operating activities	58,200	55,426			173,044	157,875
Changes in working capital	(6,313)	1,335			(16,904)	6,667
Maintenance capital expenditures	(2,191)	(2,165)			(5,300)	(5,071)
Free cash flow	49,696	54,596	(4,900)	(9.0)	150,840	159,471	(8,631)	(5.4)

NM — Not meaningful

(1)	Interest expense, net, includes adjustments to derivative instruments and non-cash amortization of deferred financing fees.
(2)	Pension expense primarily consists of interest cost, expected return on plan assets and amortization of actuarial and performance gains and losses.

Results of Operations: Atlantic Aviation – (continued)

(3)	Represents the cash interest expense reclassified from MIC Corporate related to the 2.00% Convertible Senior Notes due October 2023, proceeds of which were used to pay down a portion of Atlantic Aviation’s credit facility in October 2016.

Atlantic Aviation generates the majority of its revenue from sales of jet fuel. Increases and decreases in the cost of jet fuel are generally passed through to consumers. Accordingly, revenue will fluctuate based on the cost of jet fuel to Atlantic Aviation and reported revenue may not reflect the business’ ability to effectively manage volume and gross margin. For example, an increase in revenue may be attributable to an increase in the cost of the jet fuel and not an increase in the volume sold or margin per gallon to the customer. Conversely, a decline in revenue may be attributable to a decrease in the cost of jet fuel and not a reduction in the volume sold or margin per gallon.

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

Revenue and Gross Margin

The majority of the revenue generated and gross margin earned by Atlantic Aviation is the result of fueling GA aircraft at facilities located at the 70 U.S. airports on which the business operates. Atlantic Aviation seeks to maintain and, where appropriate, increase dollar-based margins on fuel sales.

Revenue and gross margin are driven, in part, by the volume of fuel sold and the dollar-based margin/fee per gallon on those sales. Revenue increased for the quarter and nine months ended September 30, 2018 compared with the quarter and nine months ended September 30, 2017 as a result of increases in the wholesale cost of fuel and contributions from acquisitions. The increased wholesale cost of fuel was largely offset by a corresponding increase in cost of services, contributing to an increase in gross margin for the quarter and nine months ended September 30, 2018 compared with the quarter and nine months ended September 30, 2017. The improvement in gross margin primarily reflects an increased contribution from hangar rentals and ancillary fees, in addition to acquisitions.

Our discussion of same store results in the current and prior comparable periods reflects contributions from FBOs that have been in operation for the same full months in each period, and excludes the costs of acquiring, integrating or disposing of FBOs. On a same store basis, gross margin increased by 0.1% and 2.7% in the quarter and nine months ended September 30, 2018, respectively, compared with the quarter and nine months ended September 30, 2017 driven by an increased contribution from hangar rentals and ancillary fees.

Selling, General and Administrative Expenses

Selling, general and administrative expenses were flat for the quarter ended September 30, 2018 compared with the quarter ended September 30, 2017. For the nine months ended September 30, 2018 compared with the nine months ended September 30, 2017, selling general and administrative expenses increased primarily as a result of rent increases and higher labor costs, including those related to acquisitions.

Depreciation and Amortization

Depreciation and amortization expense increased for the quarter and nine months ended September 30, 2018 compared with the quarter and nine months ended September 30, 2017 primarily as a result of contributions from acquisitions and assets placed in service.

Operating Income

Operating income increased for the quarter and nine months ended September 30, 2018 compared with the quarter and nine months ended September 30, 2017 due to the increase in gross margin, partially offset by the increase in selling, general and administrative expenses and the increase in depreciation and amortization.

Results of Operations: Atlantic Aviation – (continued)

Interest Expense, Net

Interest expense includes gains on derivative instruments of $1.5 million and $8.5 million for the quarter and nine months ended September 30, 2018, respectively, compared with losses on derivative instruments of $219,000 and $2.9 million for the quarter and nine months ended September 30, 2017, respectively. Excluding the derivative adjustments, cash interest expense was $7.4 million and $20.6 million for the quarter and nine months ended September 30, 2018, respectively, compared with $5.5 million and $15.4 million for the quarter and nine months ended September 30, 2017, respectively. The increase in cash interest expense reflects a higher average debt balance and a higher weighted average interest rate.

Cash interest expense for the quarter and nine months ended September 30, 2018 and 2017 includes the cash interest expense on the $402.5 million of the MIC Corporate 2.00% Convertible Senior Notes issued in October 2016 and due in October 2023. The proceeds from the note issuance were used principally to reduce the drawn balance of Atlantic Aviation’s revolving credit facility.

Income Taxes

The taxable income generated by Atlantic Aviation is included in our consolidated federal income tax return. The business files standalone state income tax returns in the majority of the states in which it operates. The tax expense in the table above includes both state taxes and the portion of the consolidated federal tax liability attributable to the business.

For the year ending December 31, 2018, Atlantic Aviation expects to pay state income taxes of approximately $8.0 million. The Provision for current income taxes of $19.5 million for the nine months ended September 30, 2018 in the above table includes $13.8 million of federal income tax expense and $5.7 million of state income tax expense. Any current federal income tax payable is expected to be offset in consolidation with the application of MIC holding company level NOLs.

Maintenance Capital Expenditures

For the nine months ended September 30, 2018, Atlantic Aviation incurred maintenance capital expenditures of $5.3 million and $5.5 million on an accrual basis and cash basis, respectively, compared with $5.1 million and $5.6 million on an accrual basis and cash basis, respectively, for the nine months ended September 30, 2017.

Results of Operations: Contracted Power

The performance of our Contracted Power segment is broadly a function of the availability of wind and solar resources and, through the third quarter of 2018, the demand for peaking power in New York City. Following the sale of BEC, our thermal power facility serving New York City, on October 12, 2018, Contracted Power comprises solely wind and solar facilities and any contribution that may result from our relationships with two renewable power project developers.

Results of Operations: Contracted Power – (continued)

	Quarter Ended September 30,		Change Favorable/ (Unfavorable)		Nine Months Ended September 30,		Change Favorable/ (Unfavorable)
	2018	2017			2018	2017
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Product revenue	52,450	42,445	10,005	23.6	129,140	110,681	18,459	16.7
Cost of product sales	8,744	5,171	(3,573)	(69.1)	20,443	15,528	(4,915)	(31.7)
Selling, general and administrative expenses	8,204	6,909	(1,295)	(18.7)	23,226	18,318	(4,908)	(26.8)
Depreciation and amortization	8,026	14,830	6,804	45.9	38,072	45,031	6,959	15.5
Operating income	27,476	15,535	11,941	76.9	47,399	31,804	15,595	49.0
Interest expense, net(1)	(4,944)	(6,281)	1,337	21.3	(10,661)	(20,431)	9,770	47.8
Other income, net	3,448	4,334	(886)	(20.4)	11,174	6,440	4,734	73.5
Provision for income taxes	(7,852)	(6,337)	(1,515)	(23.9)	(12,456)	(8,209)	(4,247)	(51.7)
Net income	18,128	7,251	10,877	150.0	35,456	9,604	25,852	NM
Less: net loss attributable to noncontrolling interest	(260)	(3,890)	(3,630)	(93.3)	(32,319)	(7,223)	25,096	NM
Net income attributable to MIC	18,388	11,141	7,247	65.0	67,775	16,827	50,948	NM
Reconciliation of net income to EBITDA excluding non-cash items and a reconciliation of cash provided by operating activities to Free Cash Flow:
Net income	18,128	7,251			35,456	9,604
Interest expense, net(1)	4,944	6,281			10,661	20,431
Provision for income taxes	7,852	6,337			12,456	8,209
Depreciation and amortization	8,026	14,830			38,072	45,031
Other non-cash income, net(2)	(1,574)	(1,914)			(5,152)	(6,170)
EBITDA excluding non-cash items	37,376	32,785	4,591	14.0	91,493	77,105	14,388	18.7
EBITDA excluding non-cash items	37,376	32,785			91,493	77,105
Interest expense, net(1)	(4,944)	(6,281)			(10,661)	(20,431)
Adjustments to derivative instruments recorded in interest expense(1)	(1,863)	(922)			(10,011)	(1,282)
Amortization of debt financing costs(1)	380	379			1,138	1,137
(Provision) benefit for current income taxes	(84)	9			(154)	6
Changes in working capital(3)	(5,615)	(565)			(17,390)	(8,771)
Cash provided by operating activities	25,250	25,405			54,415	47,764
Changes in working capital(3)	5,615	565			17,390	8,771
Maintenance capital expenditures	—	—			(440)	(22)
Free cash flow	30,865	25,970	4,895	18.8	71,365	56,513	14,852	26.3

NM — Not meaningful

(1)	Interest expense, net, includes adjustments to derivative instruments and non-cash amortization of deferred financing fees.
(2)	Other non-cash income, net, primarily includes amortization of tolling liabilities. See “Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items, Free Cash Flow and Proportionately Combined Metrics” above for further discussion.
(3)	Conformed to current period presentation for the adoption of ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. See Note 2, “Basis of Presentation”, in our Notes to Consolidated Condensed Financial Statements in Part I of this Form 10-Q for recently issued accounting standards.

Results of Operations: Contracted Power – (continued)

Revenue

Revenue increased for the quarter and nine months ended September 30, 2018 compared with the quarter and nine months ended September 30, 2017 due to the contribution from the BEC plant expansion and better wind and solar resources.

Cost of Product Sales

Cost of product sales increased for the quarter and nine months ended September 30, 2018 compared with the quarter and nine months ended September 30, 2017 due to the completion of the BEC plant expansion in May 2018.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the quarter and nine months ended September 30, 2018 compared with the quarter and nine months ended September 30, 2017 primarily due to the BEC plant expansion and higher development-related expenses. These increases were partially offset by lower insurance costs at BEC.

Depreciation and Amortization

Depreciation and amortization expense decreased for the quarter and nine months ended September 30, 2018 compared with the quarter and nine ended September 30, 2017 primarily due to the fact that BEC’s assets were no longer depreciated or amortized once it was classified as held for sale.

Other Income, Net

Other income, net, decreased for the quarter ended September 30, 2018 compared with the quarter ended September 30, 2017 primarily due to development fees paid to the Contracted Power business by a developer of renewable power projects in 2017, partially offset by a warranty settlement from a manufacturer of BEC turbines in 2018.

Other income, net, increased for the nine months ended September 30, 2018 compared with the nine months ended September 30, 2017 primarily due to higher development fees paid to the Contracted Power business by a developer of renewable power projects and a warranty settlement from a manufacturer of BEC turbines in 2018.

Interest Expense, Net

Interest expense includes gains on derivative instruments of $1.8 million and $9.2 million for the quarter and nine months ended September 30, 2018, respectively, compared with losses on derivative instruments of $82,000 and $2.4 million for the quarter and nine months ended September 30, 2017, respectively. Excluding the derivative adjustments, cash interest expense was $6.4 million and $19.5 million for the quarter and nine months ended September 30, 2018, respectively, compared with $6.8 million and $20.6 million for the quarter and nine months ended September 30, 2017, respectively. The decrease in cash interest expense reflects primarily a lower average debt balance related to scheduled amortization on all facilities.

Income Taxes

Our wind and solar facilities are held in limited liability companies that are treated as pass through entities for tax purposes. As such, these entities do not pay federal or state income taxes on a standalone basis, but each owner pays federal and state income taxes on its allocable share of taxable income. For the year ending December 31, 2018, MIC expects its share of the federal taxable income from these facilities to be a loss of approximately $1.0 million. For 2017, MIC’s share of the federal taxable income from these facilities was a loss of approximately $13.0 million.

Results of Operations: Contracted Power – (continued)

The taxable income generated by BEC’s operations is included in our consolidated federal income tax return and is subject to New York state income tax as part of a combined return. For the year ending December 31, 2018, with the closing of the sale of BEC, the business expects to have a state income tax liability in New Jersey and New York totaling approximately $8.0 million.

Noncontrolling Interest

The increase in loss attributable to noncontrolling interest for the nine months ended September 30, 2018 compared with the nine months ended September 30, 2017 was driven primarily by the change in tax rates imposed on certain entities by the Tax Cuts and Jobs Act.

Results of Operations: MIC Hawaii

The decreased contribution from our MIC Hawaii businesses for the quarter and nine months ended September 30, 2018 reflects primarily continued poor performance at CPI and the related write-down of our investment as discussed in “Recent Developments” above. The decrease is partially offset by improved performance in the utility portion of our Hawaii Gas business. In October 2018, consistent with initiatives that will focus MIC on its core lines of business, we decided to sell CPI and expect to complete the sale before the end of 2018.

In August 2017, Hawaii Gas filed a general rate case with the HPUC. On June 27, 2018, the HPUC issued an Interim Decision and Order providing the regulated utility operations of Hawaii Gas with interim rate relief. New rates reflecting the decision went into effect on July 1, 2018 and are expected to result in an increase in regulated revenue over present rates of $8.9 million, or 8.4%, annually. The HPUC is expected to issue a Final Decision and Order subject to, among other things, the completion by Hawaii Gas of the Honouliuli Waste Water Treatment Plant Biogas Project. The project is currently estimated to be completed in the fourth quarter of 2018.

Results of Operations: MIC Hawaii – (continued)

	Quarter Ended September 30,		Change Favorable/ (Unfavorable)		Nine Months Ended September 30,		Change Favorable/ (Unfavorable)
	2018	2017			2018	2017
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Product revenue	59,799	52,396	7,403	14.1	184,139	165,758	18,381	11.1
Service revenue	9,122	13,826	(4,704)	(34.0)	41,306	39,476	1,830	4.6
Total revenue	68,921	66,222	2,699	4.1	225,445	205,234	20,211	9.8
Cost of product sales (exclusive of depreciation and amortization shown separately below)	39,079	30,498	(8,581)	(28.1)	127,929	107,615	(20,314)	(18.9)
Cost of services (exclusive of depreciation and amortization shown separately below)	9,753	12,131	2,378	19.6	40,120	34,015	(6,105)	(17.9)
Cost of revenue – total	48,832	42,629	(6,203)	(14.6)	168,049	141,630	(26,419)	(18.7)
Gross margin	20,089	23,593	(3,504)	(14.9)	57,396	63,604	(6,208)	(9.8)
Selling, general and administrative expenses	7,650	6,874	(776)	(11.3)	22,853	19,729	(3,124)	(15.8)
Goodwill impairment	3,215	—	(3,215)	NM	3,215	—	(3,215)	NM
Depreciation and amortization	10,489	3,711	(6,778)	(182.6)	19,540	10,922	(8,618)	(78.9)
Operating (loss) income	(1,265)	13,008	(14,273)	(109.7)	11,788	32,953	(21,165)	(64.2)
Interest expense, net(1)	(2,069)	(1,877)	(192)	(10.2)	(5,246)	(5,795)	549	9.5
Other expense, net	(21,923)	(141)	(21,782)	NM	(23,236)	(382)	(22,854)	NM
Benefit (provision) for income taxes	7,299	(4,830)	12,129	NM	4,350	(10,772)	15,122	140.4
Net (loss) income	(17,958)	6,160	(24,118)	NM	(12,344)	16,004	(28,348)	(177.1)
Less: net loss attributable to noncontrolling interests	(68)	(32)	36	112.5	(135)	(71)	64	90.1
Net (loss) income attributable to MIC	(17,890)	6,192	(24,082)	NM	(12,209)	16,075	(28,284)	(176.0)
Reconciliation of net (loss) income to EBITDA excluding non-cash items and a reconciliation of cash provided by operating activities to Free Cash Flow:
Net (loss) income	(17,958)	6,160			(12,344)	16,004
Interest expense, net(1)	2,069	1,877			5,246	5,795
(Benefit) provision for income taxes	(7,299)	4,830			(4,350)	10,772
Goodwill impairment	3,215	—			3,215	—
Depreciation and amortization	10,489	3,711			19,540	10,922
Pension expense(2)	128	272			383	817
Other non-cash expense (income), net(3)	4,303	(3,360)			9,548	3,108
EBITDA excluding non-cash items	(5,053)	13,490	(18,543)	(137.5)	21,238	47,418	(26,180)	(55.2)
EBITDA excluding non-cash items	(5,053)	13,490			21,238	47,418
Interest expense, net(1)	(2,069)	(1,877)			(5,246)	(5,795)
Adjustments to derivative instruments recorded in interest expense(1)	33	23			(737)	113
Amortization of debt financing costs(1)	97	99			289	303
Provision for current income taxes	(2,032)	(1,773)			(3,261)	(5,265)
Changes in working capital(4)	22,570	(2,554)			16,420	(13,093)
Cash provided by operating activities	13,546	7,408			28,703	23,681
Changes in working capital(4)	(22,570)	2,554			(16,420)	13,093
Maintenance capital expenditures	(2,318)	(1,825)			(5,649)	(4,406)
Free cash flow	(11,342)	8,137	(19,479)	NM	6,634	32,368	(25,734)	(79.5)

NM — Not meaningful

(1)	Interest expense, net, includes adjustments to derivative instruments related to interest rate swaps and non-cash amortization of deferred financing fees.

Results of Operations: MIC Hawaii – (continued)

(2)	Pension expense primarily consists of interest cost, expected return on plan assets and amortization of actuarial and performance gains and losses.
(3)	Other non-cash expense (income), net, primarily includes non-cash adjustments related to unrealized gains (losses) on commodity hedges and non-cash gains (losses) related to the disposal of assets. Other non-cash expense (income), net, also includes the write-down of our investment in CPI for the quarter and nine months ended September 30, 2018. See “Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items, Free Cash Flow and Proportionately Combined Metrics” above for further discussion.
(4)	Conformed to current period presentation for the adoption of ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. See Note 2, “Basis of Presentation”, in our Notes to Consolidated Condensed Financial Statements in Part I of this Form 10-Q for recently issued accounting standards.

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

Revenue and Gross Margin

Revenue increased for the quarter and nine months ended September 30, 2018 compared with the quarter and nine months ended September 30, 2017. The increase was primarily attributable to increases in the volume of utility and nonutility gas sold and a higher average price per therm of utility gas sold by Hawaii Gas together with higher revenue from distributed generation assets, partially offset by lower revenue from CPI. On an underlying basis, adjusting for changes in customer inventory, the volume of gas sold increased by 1.8% and 4.8% in the quarter and nine months ended September 30, 2018, respectively, compared with the quarter and nine months ended September 30, 2017.

Gross margin decreased by $3.5 million and $6.2 million for the quarter and nine months ended September 30, 2018, respectively, compared with the quarter and nine months ended September 30, 2017. The decline was partially attributable to unfavorable movements in commodity hedges. The business recorded unrealized gains of $305,000 and unrealized losses of $3.0 million for the quarter and nine months ended September 30, 2018, respectively, compared with unrealized gains of $4.0 million and unrealized losses of $1.7 million for the quarter and nine months ended September 30, 2017, respectively, on the commodity hedges.

Excluding the impact of unrealized gains and losses on commodity hedges, gross margin was flat for the quarter ended September 30, 2018 compared with the quarter ended September 30, 2017, and decreased $4.9 million, or 7.5%, for the nine months ended September 30, 2018 compared with the nine months ended September 30, 2017. The decline for the nine months ended was September 30, 2018 attributable primarily to (i) lower margins at CPI due to increased costs on fixed revenue contracts attributable to higher labor costs, project delays and general construction cost escalation in Hawaii; and (ii) lower margins at Hawaii Gas’ non-utility business. Gross margin at Hawaii Gas for the quarter ended September 30, 2018 reflects the increase in interim rates for the utility business.

Results of Operations: MIC Hawaii – (continued)

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the quarter and nine months ended September 30, 2018 compared with the quarter and nine months ended September 30, 2017 primarily driven by higher salaries and benefit costs.

Goodwill Impairment

During the quarter ended September 30, 2018, MIC Hawaii wrote-off the goodwill balance related to CPI.

Depreciation and Amortization

Depreciation and amortization expense increased for the quarter and nine months ended September 30, 2018 compared with the quarter and nine months ended September 30, 2017 primarily due to the write-offs of the intangible assets and fixed assets balances at CPI.

Operating (Loss) Income

Operating (loss) income decreased for the quarter and nine months ended September 30, 2018 compared with the quarter and nine months ended September 30, 2017 due to the increase in depreciation and amortization expenses, the decrease in gross margin, goodwill impairment and increase in selling, general and administrative expenses.

Interest Expense, Net

Interest expense includes gains on derivative instruments of $222,000 and $1.3 million for the quarter and nine months ended September 30, 2018, respectively, compared with gains on derivative instruments of $15,000 and losses on derivative instruments of $158,000 for the quarter and nine months ended September 30, 2017, respectively. Excluding the derivative adjustments, cash interest expense was $1.9 million and $5.7 million for the quarter and nine months ended September 30, 2018, respectively, compared with $1.8 million and $5.4 million for the quarter and nine months ended September 30, 2017, respectively. The increase in cash interest expense reflect primarily a higher average debt balance outstanding.

Other Expenses, Net

Other expense, net, increased for the quarter and nine months ended September 30, 2018 compared with the quarter and nine months ended September 30, 2017 primarily due to the write-down of our investment in CPI during the quarter ended September 30, 2018.

Income Taxes

The taxable income generated by the MIC Hawaii businesses is reported on our consolidated federal income tax return and is subject to Hawaii state income tax on a stand-alone basis. The tax expense in the table above includes both state tax and the portion of the consolidated federal tax liability attributable to the businesses. For the year ending December 31, 2018, the business expects to pay state income taxes of approximately $500,000. The Provision for current income taxes of $3.3 million for the nine months ended September 30, 2018 in the above table includes $3.2 million of federal income tax expense and $87,000 of state income tax expense. Any current federal income tax payable is expected to be offset in consolidation with the application of MIC holding company level NOLs.

Maintenance Capital Expenditures

For the nine months ended September 30, 2018, MIC Hawaii incurred maintenance capital expenditures of $5.6 million and $5.7 million on an accrual basis and cash basis, respectively, compared with $4.4 million and $4.7 million on an accrual basis and cash basis, respectively, for the nine months ended September 30, 2017.

Results of Operations: Corporate and Other

Corporate and Other includes expenses paid by the holding company, including base management fees and performance fees, if any, professional fees and costs associated with being a public company.

	Quarter Ended September 30,		Change Favorable/ (Unfavorable)		Nine Months Ended September 30,		Change Favorable/ (Unfavorable)
	2018	2017			2018	2017
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Fees to Manager-related party	12,333	17,954	5,621	31.3	36,113	54,610	18,497	33.9
Selling, general and administrative expenses(1)	7,150	6,214	(936)	(15.1)	21,496	21,301	(195)	(0.9)
Depreciation	174	—	(174)	NM	504	—	(504)	NM
Operating loss	(19,657)	(24,168)	4,511	18.7	(58,113)	(75,911)	17,798	23.4
Interest expense, net(2)	(8,523)	(6,597)	(1,926)	(29.2)	(25,532)	(19,419)	(6,113)	(31.5)
Other income (expense), net	70	—	70	NM	(4)	—	(4)	NM
Benefit for income taxes	8,149	11,181	(3,032)	(27.1)	24,512	37,149	(12,637)	(34.0)
Net loss	(19,961)	(19,584)	(377)	(1.9)	(59,137)	(58,181)	(956)	(1.6)
Reconciliation of net loss to EBITDA excluding non-cash items and a reconciliation of cash used in operating activities to Free Cash Flow:
Net loss	(19,961)	(19,584)			(59,137)	(58,181)
Interest expense, net(2)	8,523	6,597			25,532	19,419
Benefit for income taxes	(8,149)	(11,181)			(24,512)	(37,149)
Depreciation	174	—			504	—
Fees to Manager-related party	12,333	17,954			36,113	54,610
Pension expense(3)	47	—			148	—
Other non-cash expense, net	178	159			564	534
EBITDA excluding non-cash items	(6,855)	(6,055)	(800)	(13.2)	(20,788)	(20,767)	(21)	(0.1)
EBITDA excluding non-cash items	(6,855)	(6,055)			(20,788)	(20,767)
Interest expense, net(2)	(8,523)	(6,597)			(25,532)	(19,419)
Convertible senior notes interest(4)	2,013	2,012			6,038	5,769
Amortization of debt financing costs(2)	1,023	988			3,927	2,969
Amortization of debt discount(2)	910	882			2,710	2,377
Benefit for current income taxes	2,176	474			18,284	5,645
Changes in working capital	240	(2,934)			(17,727)	(6,691)
Cash used in operating activities	(9,016)	(11,230)			(33,088)	(30,117)
Changes in working capital	(240)	2,934			17,727	6,691
Free cash flow	(9,256)	(8,296)	(960)	(11.6)	(15,361)	(23,426)	8,065	34.4

NM — Not meaningful

(1)	For the quarter and nine months ended September 30, 2018, selling, general and administrative expenses included $1.9 million and $7.5 million, respectively, of costs incurred in connection with the evaluation of various investment and acquisition/disposition opportunities, compared with $3.0 million and $7.9 million, respectively, for the quarter and nine months ended September 30, 2017. For the quarter and nine months ended September 30, 2017, selling, general and administrative expenses also included $1.4 million and $6.8 million, respectively, of costs related to the implementation of a shared service center.
(2)	Interest expense, net, included non-cash amortization of deferred financing fees and non-cash amortization of debt discount related to the 2.00% Convertible Senior Notes due October 2023.
(3)	Pension expense primarily consists of interest cost, expected return on plan assets and amortization of actuarial and performance gains and losses.

Results of Operations: Corporate and Other – (continued)

(4)	Represents the cash interest expense reclassified to Atlantic Aviation related to the 2.00% Convertible Senior Notes due October 2023, proceeds of which were used to pay down a portion of Atlantic Aviation’s credit facility in October 2016.

Liquidity and Capital Resources

General

Our primary cash requirements include normal operating expenses, debt service, debt principal payments, payments of dividends and capital expenditures. Our primary source of cash is operating activities, although we may draw on credit facilities for capital expenditures, issue new equity or debt or sell assets to generate cash.

We may from time to time seek to purchase or retire our outstanding debt in open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on market conditions, our liquidity needs and other factors.

At September 30, 2018, including BEC debt classified as held for sale in our consolidated condensed balance sheet, our consolidated debt outstanding totaled $3,690.7 million (excluding adjustments for unamortized debt discounts), our consolidated cash balance totaled $50.2 million and consolidated available capacity under our revolving credit facilities totaled $955.5 million, excluding letters of credit outstanding of $48.4 million.

Following the quarter end, we have used the proceeds from the sale of BEC and cash on hand to pay down the majority of the outstanding balances on our and our businesses’ revolving credit facilities. The repayment of our revolving credit facilities has strengthened our balance sheet and increased our financial flexibility. We may redraw these facilities in the future, other than $150.0 million of debt we repaid at IMTT that we do not expect to redraw, to fund a portion of our planned growth capital deployments.

In July 2018, we included our 2.875% Convertible Senior Notes due July 2019 in the current portion of the long-term debt on our consolidated condensed balance sheet. We expect to refinance this debt prior to its maturity in July 2019.

The following table shows MIC’s proportionate debt obligations at October 30, 2018 ($in thousands):

Business	Debt	Weighted Average Remaining Life (in years)	Balance Outstanding(1)	Weighted Average Rate(2)
MIC Corporate	Revolving Facility	3.2	$26,500	4.05%
	Convertible Senior Notes	3.0	752,445	2.41%
IMTT	Senior Notes	7.5	600,000	3.97%
	Tax-Exempt Bonds(3)	3.6	508,975	3.37%
Atlantic Aviation	Term Loan	2.9	375,000	2.75%
Contracted Power	Renewables – Project Finance	13.6	242,343	4.83%
MIC Hawaii(4)	Term Loan	4.8	95,821	2.85%
	Senior Notes	3.8	100,000	4.22%
Total		5.1	$2,701,084	3.30%

(1)	Proportionate to MIC’s ownership interest.
(2)	Reflects annualized interest rate on all facilities including interest rate hedges.
(3)	Interest rate reflect the impact of the Tax Cuts and Jobs Act
(4)	Excludes $2.2 million of equipment loans at the MIC Hawaii business.

Liquidity and Capital Resources – (continued)

The following table profiles each revolving credit facility at our businesses and at MIC Corporate as of October 30, 2018 ($in thousands):

Business	Debt	Weighted Average Remaining Life (in years)	Undrawn Amount	Interest Rate(1)
MIC Corporate(2)	Revolving Facility	3.2	$573,500	LIBOR + 1.750%
IMTT	USD Revolving Facility	1.6	550,000	LIBOR + 1.500%
	CAD Revolving Facility	1.6	50,000	Bankers’ Acceptance Rate + 1.500%
Atlantic Aviation	Revolving Facility	2.9	350,000	LIBOR + 1.750%
Contracted Power – Renewables	Revolving Facility	1.1	19,980	LIBOR + 2.000%
MIC Hawaii(3)	Revolving Facility	4.3	60,000	LIBOR + 1.250%
Total(4)		2.6	$1,603,480

(1)	Excludes commitment fees.
(2)	On January 3, 2018, the Company completed the refinancing and upsizing of its senior secured revolving credit facility and extended its maturity to January 2022.
(3)	On February 12, 2018, Hawaii Gas completed the refinancing of its existing $60.0 million revolving credit facility and extended its maturity to February 2023.
(4)	Excludes letters of credit outstanding of $37.8 million.

We will, in general, apply cash to the repayment of revolving credit facility balances as a means of minimizing interest expense and draw on those facilities to fund growth projects and for general corporate purposes.

We use revolving credit facilities at each of our operating companies and the holding company as a source of liquidity to meet future requirements, manage interest expense and fund growth projects. We base our assessment of the sufficiency of our liquidity and capital resources on the assumptions that:

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

We capitalize our businesses in part using floating rate bank debt with medium-term maturities of between five and seven years. In general, we hedge any floating rate exposure for the majority of the term of these facilities. We also use longer dated private placement debt and other forms of capital including bond or hybrid debt instruments to capitalize our businesses. In general, the debt facilities at our businesses are non-recourse to the holding company and there are no cross-collateralization or cross-guarantee provisions in these facilities.

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

($ In Thousands)	Nine Months Ended September 30,		Change Favorable/(Unfavorable)
	2018	2017(1)
	$	$	$	%
Cash provided by operating activities	413,053	398,360	14,693	3.7
Cash used in investing activities	(131,286)	(455,102)	323,816	71.2
Cash (used in) provided by financing activities	(246,201)	53,582	(299,783)	NM

NM — Not meaningful

(1)	Conformed to current period presentation for the adoption of ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. See Note 2, “Basis of Presentation”, in our Notes to Consolidated Condensed Financial Statements in Part I of this Form 10-Q for recently issued accounting standards.

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

The increase in consolidated cash provided by operating activities for the nine months ended September 30, 2018 compared with the nine months ended September 30, 2017 was primarily due to:

•	the improvement in collection of accounts receivable on higher balances from the increase in the cost of jet fuel at Atlantic Aviation and the increase in the cost of propane and synthetic natural gas at MIC Hawaii;
•	timing of prepaid expenses, primarily related to insurance premiums; and
•	collection of development fees and interest receivable from a renewables developer on a revolving credit facility provided by our Contracted Power business; partially offset by
•	an increase in interest expense; and
•	an increase in current state taxes.

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

The decrease in consolidated cash used in investing activities for the nine months ended September 30, 2018 compared with the nine months ended September 30, 2017 was primarily due to:

•	a larger amount of acquisition and investment activities completed in 2017;
•	a decrease in capital expenditures generally;

Liquidity and Capital Resources – (continued)

•	proceeds from the sale of businesses during 2018; and
•	a decrease in net borrowings by a renewables developer on a revolving credit facility provided by our Contracted Power business.

Capital Deployment

Capital deployment includes growth capital expenditures and “bolt-on” acquisitions, the majority of which are expected to generate incremental earnings. For the nine months ended September 30, 2018 and 2017, we deployed $138.6 million and $541.5 million, respectively, of growth capital in our existing businesses including an on-field consolidation (acquisition) of an FBO for $11.4 million during the first quarter of 2018.

We continuously evaluate opportunities to prudently deploy capital in acquisitions and growth projects, whether in our existing businesses or new lines of business. We expect to undertake a number of capital projects related to the repurposing and repositioning of certain assets at IMTT and the improvement in capacity and capabilities of the businesses in our other segments. We expect to deploy approximately $200.0 million of capital into growth projects and “bolt-on” acquisitions during the year.

Financing Activities

Cash provided by financing activities primarily includes new equity issuance and debt issuance related to acquisitions and capital expenditures. Cash used in financing activities primarily includes dividends to our stockholders and the repayment of debt principal balances on maturing debt.

The change from consolidated cash provided by financing activities for the nine months ended September 30, 2017 to cash used in financing activities for the nine months ended September 30, 2018 was primarily due to:

•	a decrease in net borrowings used partially to fund capital deployment and general corporate purposes; partially offset by
•	a decrease in dividends paid to stockholders in 2018.

IMTT

During the nine months ended September 30, 2018, IMTT borrowed $17.0 million primarily for general corporate purposes and repaid $10.0 million on its revolving credit facility. At September 30, 2018, IMTT had $1.3 billion of total debt outstanding consisting of $600.0 million of senior notes, $509.0 million of tax-exempt bonds and $217.0 million drawn on its revolving credit facility. IMTT has access to $600.0 million of revolving credit facilities, of which $383.0 million remained undrawn at September 30, 2018.

In October 2018, using the proceeds from the sale of BEC and cash on hand, we repaid in full the outstanding balance of $217.0 million on the IMTT revolving credit facility.

Cash interest expense was $35.4 million and $29.7 million for the nine months ended September 30, 2018 and 2017, respectively. At September 30, 2018, IMTT was in compliance with its financial covenants.

Atlantic Aviation

During the nine months ended September 30, 2018, Atlantic Aviation borrowed $33.0 million on its revolving credit facility primarily to fund an on-field consolidation of an FBO and for general corporate purposes. At September 30, 2018, Atlantic Aviation had total debt outstanding of $666.0 million comprised of a $375.0 million senior secured, first lien term loan facility and a $291.0 million balance outstanding on its senior secured, first lien revolving credit facility. Atlantic Aviation has access to a $350.0 million revolving credit facility, of which $59.0 million remained undrawn at September 30, 2018.

In October 2018, using the proceeds from the sale of BEC and cash on hand, we repaid in full the outstanding balance of $291.0 million on the Atlantic Aviation revolving credit facility.

Liquidity and Capital Resources – (continued)

Cash interest expense was $20.6 million and $15.4 million for the nine months ended September 30, 2018 and 2017, respectively. Cash interest expense for the nine months ended September 30, 2018 and 2017 includes the cash interest expense on the $402.5 million of the MIC Corporate 2.00% Convertible Senior Notes issued in October 2016 and due in October 2023. The proceeds from the note issuance were used principally to reduce the drawn balance of Atlantic Aviation’s revolving credit facility. At September 30, 2018, Atlantic Aviation was in compliance with its financial covenants.

Contracted Power

At September 30, 2018, the businesses within our Contracted Power segment had $556.7 million in term loans outstanding, of which $243.5 million related to BEC and was classified as held for sale in the consolidated condensed balance sheet. Cash interest expense paid by these businesses was $19.5 million and $20.6 million for the nine months ended September 30, 2018 and 2017, respectively.

At September 30, 2018, BEC also had access to a revolving credit facility of $25.0 million that was undrawn. Cash interest expense for BEC was $7.5 million and $7.9 million for the nine months ended September 30, 2018 and 2017, respectively. At September 30, 2018, BEC was in compliance with its financial covenants. On October 12, 2018, we concluded the sale of BEC and received cash of $657.4 million, net of the assumption of the outstanding debt balance of $243.5 million by the buyer.

At September 30, 2018, our wind and solar facilities had an aggregate $313.2 million in term loan debt outstanding. Cash interest expense totaled $12.0 million and $12.7 million for the nine months ended September 30, 2018 and 2017, respectively. At September 30, 2018, all of the wind and solar facilities were in compliance with their respective financial covenants.

MIC Hawaii

At September 30, 2018, the businesses of MIC Hawaii had total debt outstanding of $213.2 million comprising $198.2 million in term loans and $15.0 million outstanding on revolving credit facilities. Cash interest expense totaled $5.7 million and $5.4 million for the nine months ended September 30, 2018 and 2017, respectively.

In February 2018, Hawaii Gas exercised the second of two one-year extensions related to its $80.0 million secured term loan facility and its $60.0 million revolving credit facility extending their respective maturities to February 2023.

At September 30, 2018, Hawaii Gas had total debt outstanding of $180.0 million in term loan and senior secured note borrowings and $15.0 million outstanding on its revolving credit facility. During the nine months ended September 30, 2018, Hawaii Gas borrowed $20.0 million for general corporate purposes and repaid $5.0 million on its revolving credit facility. Cash interest expense was $5.2 million and $4.8 million for the nine months ended September 30, 2018 and 2017, respectively.

In October 2018, using the proceeds from the sale of BEC and cash on hand, we repaid in full the outstanding balance of $15.0 million on the Hawaii Gas revolving credit facility.

During the quarters ended March 31, 2018 and June 30, 2018, Hawaii Gas was not in compliance with certain credit agreement provisions. In the quarter ended September 30, 2018, the business received waivers from its syndicate of lenders relating to the non-compliance. At September 30, 2018, Hawaii Gas was again in compliance with its credit agreement having received waivers from its lenders.

At September 30, 2018, the other businesses within MIC Hawaii had $18.2 million of debt outstanding, consisting primarily of $16.0 million term loan debt related to our solar facilities. At September 30, 2018, these businesses were in compliance with their financial covenants.

Liquidity and Capital Resources – (continued)

MIC Corporate

At September 30, 2018, MIC had $350.0 million of 2.875% Convertible Senior Notes due July 2019 and $402.5 million of 2.00% Convertible Senior Notes due October 2023 outstanding. At September 30, 2018, MIC also had an outstanding balance on a $600.0 million senior secured revolving credit facility of $176.5 million.

In October 2018, using the proceeds from the sale of BEC and cash on hand, we repaid $150.0 million on our revolving credit facility.

Cash interest expense was $12.9 million and $8.3 million for the nine months ended September 30, 2018 and 2017, respectively. Cash interest expense in both periods excludes the cash interest expense related to the $402.5 million of 2.00% Convertible Senior Notes issued in October 2016 and due in October 2023. The proceeds from the note issuance were used principally to reduce the drawn balance of Atlantic Aviation’s revolving credit facility. See Atlantic Aviation above. At September 30, 2018, MIC Corporate was in compliance with its financial covenants.

For a description of the material terms and debt covenants of MIC and its businesses, see Note 7, “Long-Term Debt”, in Part II, Item 8, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017.

Commitments and Contingencies

Except as noted above, at September 30, 2018, there were no material changes in our commitments and contingencies compared with those at December 31, 2017. At September 30, 2018, we did not have any material purchase obligations. For a discussion of our other future obligations, due by period, under the various contractual obligations, off-balance sheet arrangements and commitments, please see “Liquidity and Capital Resources — Commitments and Contingencies” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on February 21, 2018.

At September 30, 2018, we did not have any material reserves for contingencies. We have other contingencies occurring in the normal course of business, including pending legal and administrative proceedings that are not reflected at this time as they are not ascertainable.

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

As described above under “Recent Developments”, on July 27, 2018, our intermediate holding company within the Contracted Power segment entered into an agreement to sell 100% of BEC. On October 12, 2018, we concluded the sale of BEC and received cash of $657.4 million, net of the assumption of the outstanding debt balance of $243.5 million by the buyer and subject to post-closing working capital adjustments. Any such adjustments are not expected to be significant. The buyer and seller have agreed to indemnify each other for breaches of representations, warranties and covenants in the purchase agreement, subject to certain exceptions and limitations. We have guaranteed our subsidiary’s payment and certain post-closing indemnity obligations under the purchase agreement.

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

Interim Goodwill Review

We test for goodwill impairment at the reporting unit level on an annual basis on October 1st of each year and between annual tests if a triggering event indicates impairment. We continuously monitor events which could trigger an interim impairment analysis, such as changing business conditions and industry and other economic factors. During the year, we experienced a sustained decline in market capitalization since February 2018, and during the third quarter of 2018, we concluded a sustained decline in our market capitalization had occurred, leading to the determination that a triggering event had occurred for all of our reporting units.

We performed an interim impairment analysis using financial information through September 30, 2018 and forecasts for cash flows developed using our strategic plan. The impairment analysis was performed using both the market and income approaches and weighting them based on their application to the reporting units. The interim impairment review was performed across all of our reporting units. As a result of this evaluation, the fair value of each of our reporting units exceeded the carrying value and no impairment was recorded.

At September 30, 2018, the fair value exceeded book value by $2.2 billion, or approximately 36.0%, primarily from Atlantic Aviation, by approximately $2.0 billion, and Hawaii Gas, by approximately $250.0 million. IMTT’s fair value at September 30, 2018 exceeded the book value by approximately $20.0 million. The fair value of IMTT was impacted by the recent decline in short-term earnings related to the non-renewal of certain contracts for heavy and residual oil. The non-renewal of these contracts, or the renewal at lower rates, is partially attributable to changes in trade flows.

Unfavorable fluctuations in the discount rate or declines in forecasted storage revenues and margins could result in an impairment on IMTT. A 0.25% increase to the discount rate would change the valuation of IMTT by approximately $80.0 million. Any increase in discount rate, in conjunction with any decrease to the long-term projections in cash flows for IMTT will negatively affect the current valuations. Due to the inherent uncertainties involved in making the estimates and assumptions used in the fair value analysis, actual results may differ, which could alter the fair value of the reporting units, and possibly result in impairment charges in future periods. We will continue to evaluate the fair value of goodwill through the fourth quarter of fiscal year 2018 for any potential impairment.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The purpose of disclosure controls is to ensure that information required to be disclosed in our reports filed with or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective as of September 30, 2018.

Changes in Internal Control Over Financial Reporting

There has been no change in our internal control over financial reporting that occurred during the quarter ended September 30, 2018 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS
($ in Thousands, Except Share Data)

	September 30, 2018	December 31, 2017
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$50,162	$47,121
Restricted cash	41,238	24,963
Accounts receivable, less allowance for doubtful accounts of $1,114 and $895, respectively	130,777	158,152
Inventories	30,807	36,955
Prepaid expenses	9,329	14,685
Fair value of derivative instruments	17,510	11,965
Other current assets	13,040	13,804
Assets held for sale(1)	971,934	—
Total current assets	1,264,797	307,645
Property, equipment, land and leasehold improvements, net	3,753,291	4,659,614
Investment in unconsolidated business	9,296	9,526
Goodwill	2,043,800	2,068,668
Intangible assets, net	813,348	914,098
Fair value of derivative instruments	26,958	24,455
Other noncurrent assets	26,980	24,945
Total assets	$7,938,470	$8,008,951
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Due to Manager-related party	$4,474	$5,577
Accounts payable	54,628	60,585
Accrued expenses	83,424	89,496
Current portion of long-term debt	392,903	50,835
Fair value of derivative instruments	534	1,710
Other current liabilities	52,089	47,762
Liabilities held for sale(1)	299,659	—
Total current liabilities	887,711	255,965
Long-term debt, net of current portion	3,009,008	3,530,311
Deferred income taxes	656,708	632,070
Fair value of derivative instruments	1,174	4,668
Tolling agreements – noncurrent	—	52,595
Other noncurrent liabilities	187,957	182,639
Total liabilities	4,742,558	4,658,248
Commitments and contingencies	—	—

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS – (continued)
($ in Thousands, Except Share Data)

	September 30, 2018	December 31, 2017
	(Unaudited)
Stockholders’ equity(2):
Common stock ($0.001 par value; 500,000,000 authorized; 85,550,576 shares issued and outstanding at September 30, 2018 and 84,733,957 shares issued and outstanding at December 31, 2017)	$86	$85
Additional paid in capital	1,585,328	1,840,033
Accumulated other comprehensive loss	(32,085)	(29,993)
Retained earnings	1,480,471	1,343,567
Total stockholders’ equity	3,033,800	3,153,692
Noncontrolling interests	162,112	197,011
Total equity	3,195,912	3,350,703
Total liabilities and equity	$7,938,470	$8,008,951

(1)	See Note 2, “Basis of Presentation”, for further discussion on assets and liabilities held for sale.
(2)	The Company is authorized to issue 100,000,000 shares of preferred stock, par value $0.001 per share. At September 30, 2018 and December 31, 2017, no preferred stock were issued or outstanding. The Company had 100 shares of special stock issued and outstanding to its Manager at September 30, 2018 and December 31, 2017.

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
($ in Thousands, Except Share and Per Share Data)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Revenue
Service revenue	$361,031	$358,220	$1,139,637	$1,067,069
Product revenue	112,249	94,841	313,279	276,439
Total revenue	473,280	453,061	1,452,916	1,343,508
Costs and expenses
Cost of services	166,694	153,218	533,889	455,038
Cost of product sales	47,823	35,669	148,372	123,143
Selling, general and administrative	86,487	84,898	262,371	244,817
Fees to Manager-related party	12,333	17,954	36,113	54,610
Goodwill impairment	3,215	—	3,215	—
Depreciation	56,924	58,009	179,368	172,753
Amortization of intangibles	20,030	17,329	55,470	50,920
Total operating expenses	393,506	367,077	1,218,798	1,101,281
Operating income	79,774	85,984	234,118	242,227
Other income (expense)
Interest income	113	54	304	129
Interest expense(1)	(32,616)	(29,291)	(81,693)	(90,129)
Other (expense) income, net	(18,011)	4,973	(11,721)	7,893
Net income before income taxes	29,260	61,720	141,008	160,120
Provision for income taxes	(7,884)	(25,547)	(36,558)	(65,284)
Net income	$21,376	$36,173	$104,450	$94,836
Less: net loss attributable to noncontrolling interests	(328)	(3,922)	(32,454)	(7,294)
Net income attributable to MIC	$21,704	$40,095	$136,904	$102,130
Basic income per share attributable to MIC	$0.25	$0.48	$1.61	$1.23
Weighted average number of shares outstanding: basic	85,378,088	83,644,806	85,095,956	82,743,285
Diluted income per share attributable to MIC	$0.25	$0.48	$1.61	$1.23
Weighted average number of shares outstanding: diluted	85,398,566	87,916,538	85,109,213	82,752,800
Cash dividends declared per share	$1.00	$1.42	$3.00	$4.12

(1)	Interest expense includes gains on derivative instruments of $4.8 million and $25.8 million for the quarter and nine months ended September 30, 2018, respectively. For the quarter and nine months ended September 30, 2017, interest expense includes losses on derivative instruments of $162,000 and $6.9 million, respectively.

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
($ in Thousands)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$21,376	$36,173	$104,450	$94,836
Other comprehensive income (loss), net of taxes:
Translation adjustment(1)	1,381	1,641	(2,092)	2,738
Other comprehensive income (loss)	1,381	1,641	(2,092)	2,738
Comprehensive income	$22,757	$37,814	$102,358	$97,574
Less: comprehensive loss attributable to noncontrolling interests	(328)	(3,922)	(32,454)	(7,294)
Comprehensive income attributable to MIC	$23,085	$41,736	$134,812	$104,868

(1)	Translation adjustment is presented net of tax expense of $515,000 and tax benefit of $802,000 for the quarter and nine months ended September 30, 2018, respectively. For the quarter and nine months ended September 30, 2017, translation adjustment is presented net of tax expense of $1.1 million and $1.9 million, respectively.

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
($ in Thousands)

	Nine Months Ended September 30,
	2018	2017(1)
Operating activities
Net income	$104,450	$94,836
Adjustments to reconcile net income to net cash provided by operating activities:
Non-cash goodwill impairment	3,215	—
Depreciation and amortization of property and equipment	179,368	172,753
Amortization of intangible assets	55,470	50,920
Amortization of debt financing costs	7,430	6,464
Amortization of debt discount	2,710	2,377
Adjustments to derivative instruments	(19,782)	3,414
Fees to Manager-related party	36,113	54,610
Deferred taxes	25,899	56,791
Pension expense	6,284	6,481
Other non-cash expense (income), net(2)	14,359	(2,651)
Changes in other assets and liabilities, net of acquisitions/dispositions:
Accounts receivable	6,200	(18,938)
Inventories	(2,003)	(4,563)
Prepaid expenses and other current assets	2,605	(7,040)
Due to Manager-related party	155	(178)
Accounts payable and accrued expenses	4,896	(4,444)
Income taxes payable	654	(1,223)
Other, net	(14,970)	(11,249)
Net cash provided by operating activities	413,053	398,360
Investing activities
Acquisitions of businesses and investments, net of cash acquired	(12,515)	(208,377)
Purchases of property and equipment	(159,037)	(234,833)
Loan to project developer	(17,800)	(18,675)
Loan repayment from project developer	16,561	6,604
Proceeds from sale of business, net of cash divested	41,038	—
Other, net	467	179
Net cash used in investing activities	(131,286)	(455,102)

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS – (continued)
(Unaudited)
($ in Thousands)

	Nine Months Ended September 30,
	2018	2017(1)
Financing activities
Proceeds from long-term debt	$275,500	$585,500
Payment of long-term debt	(223,529)	(200,722)
Proceeds from the issuance of shares	—	5,699
Dividends paid to common stockholders	(292,715)	(332,867)
Contributions received from noncontrolling interests	567	102
Distributions paid to noncontrolling interests	(3,028)	(2,962)
Offering and equity raise costs paid	(35)	(355)
Debt financing costs paid	(2,874)	(447)
Payment of capital lease obligations	(87)	(366)
Net cash (used in) provided by financing activities	(246,201)	53,582
Effect of exchange rate changes on cash and cash equivalents	(442)	449
Net change in cash, cash equivalents and restricted cash	35,124	(2,711)
Cash, cash equivalents and restricted cash, beginning of period	72,084	61,257
Cash, cash equivalents and restricted cash, end of period	$107,208	$58,546
Supplemental disclosures of cash flow information
Non-cash investing and financing activities:
Accrued equity offering costs	$83	$97
Accrued financing costs	$—	$21
Accrued purchases of property and equipment	$23,801	$33,184
Issuance of shares to Manager	$37,372	$54,927
Issuance of shares to independent directors	$750	$681
Issuance of shares for acquisition of business	$—	$125,000
Conversion of convertible senior notes to shares	$6	$17
Distributions payable to noncontrolling interests	$5	$32
Taxes paid, net	$10,991	$9,810
Interest paid	$91,200	$82,108

(1)	Conformed to current period presentation. See Note 2, “Basis of Presentation”, for Recently Issued Accounting Standards adopted during the nine months ended September 30, 2018.
(2)	Other non-cash expense (income), net, includes the write-down of the Company’s investment in the design-build mechanical contractor business for the nine months ended September 30, 2018.

The following table provides a reconciliation of cash, cash equivalents and restricted cash reported within the consolidated condensed balance sheets that sum to the total of the same amounts presented in the consolidated condensed statements of cash flows:

	As of September 30,
	2018	2017
Cash and cash equivalents	$50,162	$35,737
Restricted cash – current	41,238	22,809
Restricted cash held for sale(3)	15,808	—
Total of cash, cash equivalents and restricted cash shown in the consolidated condensed statement of cash flows	$107,208	$58,546

(3)	Represents restricted cash related to BEC, which were classified as held for sale at September 30, 2018. See Note 2, “Basis of Presentation”, for further discussion.

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

The Company owns its businesses through its direct wholly-owned subsidiary MIC Ohana Corporation, the successor to Macquarie Infrastructure Company Inc. The Company owns and operates a diversified portfolio of businesses that provide services to other businesses, government agencies and individuals primarily in the U.S. The businesses it owns and operates are organized into four segments:

•	International-Matex Tank Terminals (IMTT): a business providing bulk liquid terminalling to third parties at 17 terminals in the U.S. and two in Canada;
•	Atlantic Aviation: a provider of fuel, terminal, aircraft hangaring and other services primarily to owners and operators of general aviation (GA) jet aircraft at 70 airports throughout the U.S.;
•	Contracted Power: comprising controlling interests in wind and solar facilities in the U.S.; and
•	MIC Hawaii: comprising an energy company that processes and distributes gas and provides related services (Hawaii Gas) and several smaller businesses collectively engaged in efforts to reduce the cost and improve the reliability and sustainability of energy in Hawaii.

Through October 12, 2018, the Company’s Contracted Power business also included a gas-fired facility. See Note 2, “Basis of Presentation”, for further information.

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

The interim financial information contained herein should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2017 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on February 21, 2018. Operating results for the quarter and nine months ended September 30, 2018 are not necessarily indicative of the results that may be expected for the year ending December 31, 2018 or for any future interim periods.

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

Assets and Liabilities Held for Sale — Bayonne Energy Center (BEC)

During the quarter ended March 31, 2018, the Company announced that it was exploring the potential sale of a portion or all of Bayonne Energy Center (BEC), a business within the Contracted Power segment. On July 27, 2018, the Company entered into an agreement to sell 100% of BEC to NHIP II Bayonne Holdings LLC.

At September 30, 2018, the Company classified $971.9 million as assets held for sale, of which approximately $845.0 million related to property, equipment, land and leasehold improvements, approximately $50.0 million related to intangible assets and approximately $20.0 million in goodwill, and $299.7 million as liabilities held for sale, of which $243.5 million related to total debt, on the consolidated condensed balance sheet. The sale of BEC will not qualify for discontinued operation presentation under ASC 205-20, Presentation of Financial Statements — Discontinued Operations.

On October 12, 2018, the Company concluded the sale of BEC and received cash of $657.4 million, net of the assumption of the outstanding debt balance of $243.5 million by the buyer and subject to post-closing working capital adjustments resulting in a preliminary pre-tax gain of approximately $5.0 million. Any such adjustments could result in an adjustment to the expected gain. Any adjustment is not expected to be significant. The Company incurred approximately $10.0 million in professional fees in relation to this transaction of which approximately $3.0 million has been recorded through September 30, 2018. The Company has guaranteed its subsidiary’s payment and certain post-closing indemnity obligations under the purchase agreement.

Investment Write-Down — Critchfield Pacific, Inc. (CPI)

The Company continues to review its strategic options available, including with respect to certain other, smaller businesses in its portfolio. Consistent with this, and in light of the ongoing underperformance of the design-build mechanical contractor, Critchfield Pacific, Inc. (CPI) within the MIC Hawaii segment, the Company wrote-down its investment in the business in the third quarter of 2018. In total, the Company wrote-down approximately $30.0 million, which includes fixed assets and intangible assets of approximately $9.0 million, as well as reserving for certain contract related amounts recorded in other current liabilities and other expenses. Following the quarter end, the Company commenced a sale process for CPI and have reached an agreement to sell the business for a nominal sum in a transaction that is expected to close before the end of the year.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

2. Basis of Presentation  – (continued)

Recently Issued Accounting Standards

In August 2018, the FASB issued ASU No. 2018-14, Compensation — Retirement Benefits — Defined Benefit Plans — General (Subtopic 715-20): Disclosure Framework — Changes to the Disclosure Requirements for Defined Benefit Plans. The amendments in ASU 2018-14 update disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans. The amendments in this update are effective for fiscal years ending after December 15, 2020. Early adoption is permitted. The Company will include appropriate disclosures related to defined benefit plans in accordance with the standard when it adopts the provisions of this ASU.

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in ASU 2018-13 update the disclosure requirements on fair value measurements, including the consideration of costs and benefits. The disclosure modifications focused on Level 3 fair value measurements, and also eliminate the at a minimum disclosure requirements. The amendments in this update are effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of this Update. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this Update and delay adoption of the additional disclosures until their effective date. The Company is currently evaluating the impact of the adoption of this ASU.

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

On January 26, 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the measurement of goodwill subsequent to a business combination, and no longer requires an entity to perform a hypothetical purchase price allocation when computing implied fair value to measure goodwill impairment. Instead, impairment will be assessed by quantifying the difference between the fair value of a reporting unit and its carrying amount. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, on condition that the charge doesn’t exceed the total amount of goodwill allocated to that reporting unit. The guidance in the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2019 for public issuers and shall be applied prospectively. Early adoption is permitted. The Company adopted this ASU on January 1, 2018.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

2. Basis of Presentation  – (continued)

On January 5, 2017, the FASB issued ASU No. 2017-01, Business Combinations (Topic 805): Clarifying the Definition of a Business, which provides a restrictive framework for determining whether business transactions should be accounted for as acquisitions (or disposals) of assets or businesses. Determining whether a company acquires a set of assets or a business will impact the initial measurement, the accounting treatment of direct acquisition related costs, contingent considerations and the bargain purchase price. The guidance in the ASU is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2017 for public issuers and shall be applied prospectively. The Company adopted this ASU on January 1, 2018 and will apply this ASU prospectively for asset acquisitions and business combinations.

On November 17, 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires companies to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. This reconciliation can be presented either on the face of the statement of cash flows or in the notes to the financial statements. The guidance will be applied retrospectively and is effective for public business entities for fiscal years beginning after December 15, 2017, and interim periods within those years. The Company adopted this ASU on January 1, 2018 and included the retrospective application of this ASU in the accompanying consolidated condensed statement of cash flows.

On February 25, 2016, FASB issued ASU No. 2016-02, Leases (Topic 842), which requires a lessee to recognize assets and liabilities for leases with lease terms of more than 12 months. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, ASU 2016-02 will require all leases with an initial term greater than one year to be recognized on the balance sheet as a right-of-use asset and a lease liability. The Company also serves as a lessor primarily through operating leases. The accounting for lessors is not expected to fundamentally change except for changes to conform and align existing guidance to the lessee guidance under ASU 2016-02, as well as to the new revenue recognition guidance in ASU 2014-09. ASU 2016-02 is effective for fiscal years, and interim periods within those fiscal years, beginning after December 15, 2018. Early adoption is allowed. The standard is to be applied using a modified retrospective approach, which includes a number of optional practical expedients. In July 2018, the FASB issued ASU 2018-11, Leases (Topic 842) Targeted Improvements, which allows lessees and lessors to recognize and measure leases at the beginning of the period of adoption without modifying the comparative period financial statements.

The Company is in the process of completing its assessment of the overall impact and is currently planning for the adoption and implementation of ASU 2016-02. ASU 2016-02 will have a material impact on the Company’s consolidated balance sheets; however, the Company does not expect a material impact on its consolidated statements of operations. Further, the Company does not expect the standard to have a material impact on the accounting and reporting requirements for existing operating leases where the Company is the lessor as it expects to elect the practical expedient whereby the Company will not separate a qualifying contract into its lease and non-lease components. While the Company is continuing to assess potential impacts of the standard, it currently expects the most significant impact will be the recognition of ROU assets and lease liabilities for operating leases with original terms of over one year where the Company is the lessee. The Company will adopt ASU 2016-02 as of January 1, 2019 using the modified retrospective method as of the period of adoption rather than the earliest period presented. The Company is currently in the process of executing its implementation plan by installing a lease accounting technology system, gathering lease contracts and abstracting key financial data, and finalizing design of revisions needed to its processes and internal controls. The Company is also continuing to evaluate accounting policy options under the standard, including the use of the optional practical expedients, and evaluating the impact of implementing this guidance on its consolidated financial statements.

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

Lease.  These are contracts with predominantly non-cancelable terms for access to and the use of storage capacity at the various terminals owned and operated by the business. At September 30, 2018, these contracts had a revenue weighted average remaining contract life of 2.0 years. These contracts generally require payments in exchange for the provision of storage capacity and product movement (thruput) throughout their term based on a fixed rate per barrel of capacity leased. A majority of the contracts include terms that adjust the fixed rate annually for inflation. These contracts are accounted for as operating leases and the related lease income is recognized in service revenue over the term of the contract based upon the rate specified. Revenue is recognized in accordance with ASC 840, Leases.

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

4. Income per Share

Following is a reconciliation of the basic and diluted income per share computations ($ in thousands, except share and per share data):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Numerator:
Net income attributable to MIC	$21,704	$40,095	$136,904	$102,130
Interest expense attributable to 2.875% Convertible Senior Notes due July 2019, net of taxes	—	1,941	—	—
Diluted net income attributable to MIC	$21,704	$42,036	$136,904	$102,130
Denominator:
Weighted average number of shares outstanding: basic	85,378,088	83,644,806	85,095,956	82,743,285
Dilutive effect of restricted stock unit grants	20,478	9,435	13,257	9,515
Dilutive effect of 2.875% Convertible Senior Notes due July 2019	—	4,262,297	—	—
Weighted average number of shares outstanding: diluted	85,398,566	87,916,538	85,109,213	82,752,800
Income per share:
Basic income per share attributable to MIC	$0.25	$0.48	$1.61	$1.23
Diluted income per share attributable to MIC	$0.25	$0.48	$1.61	$1.23

The effect of potentially dilutive shares for the quarter ended September 30, 2018 is calculated assuming that the 4,416 restricted stock unit grants provided to the two newly appointed independent directors on September 5, 2018 and the 19,230 restricted stock unit grants provided to the independent directors on June 7, 2018, which all will vest during the second quarter of 2019, had been fully converted into shares on those grant dates. The 2.875% Convertible Senior Notes due July 2019 and the 2.00% Convertible Senior Notes due October 2023 were anti-dilutive for the quarter ended September 30, 2018.

The effect of potentially dilutive shares for the nine months ended September 30, 2018 is calculated assuming that (i) the restricted stock unit grants totaling 4,416 restricted stock unit grants provided to the two newly appointed independent directors on September 5, 2018 and the 19,230 restricted stock unit grants provided to the independent directors on June 7, 2018, which all will vest during the second quarter of 2019, had been fully converted to shares on those grant dates; and (ii) the 9,435 restricted stock unit grants provided to the independent directors on May 17, 2017, which vested during the second quarter of 2018, had been fully converted to shares on the grant date. The 2.875% Convertible Senior Notes due July 2019 and 2.00% Convertible Senior Notes due October 2023 were anti-dilutive for the nine months ended September 30, 2018.

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

The effect of potentially dilutive shares for the nine months ended September 30, 2017 is calculated assuming that (i) the restricted stock unit grants totaling 9,435 provided to the independent directors on May 17, 2017, which vested during the second quarter of 2018, had been fully converted into shares on the grant date; and (ii) the 8,604 restricted stock unit grants (net of 2,151 restricted stock unit grants forfeited on September 30, 2016) provided to the independent directors on May 18, 2016 and restricted stock units grants of 991 provided to a new independent director on November 1, 2016, which vested during the second quarter of 2017, had been fully converted to shares on those grant dates. The 2.00% Convertible Senior Notes due October 2023 and the 2.875% Convertible Senior Notes due July 2019 were anti-dilutive for the nine months ended September 30, 2017.

The following represents the weighted average potential dilutive shares of common stock that were excluded from the diluted income per share calculation:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
2.875% Convertible Senior Notes due July 2019	4,381,499	—	4,363,806	4,237,753
2.00% Convertible Senior Notes due October 2023	3,634,173	3,608,218	3,631,068	3,603,742
Total	8,015,672	3,608,218	7,994,874	7,841,495

5. Property, Equipment, Land and Leasehold Improvements

Property, equipment, land and leasehold improvements at September 30, 2018 and December 31, 2017 consisted of the following ($ in thousands):

	September 30, 2018(1)	December 31, 2017
Land	$319,266	$339,148
Easements	131	131
Buildings	39,933	41,776
Leasehold and land improvements	748,593	834,241
Machinery and equipment	3,486,263	4,092,624
Furniture and fixtures	41,956	39,386
Construction in progress	136,514	246,422
	4,772,656	5,593,728
Less: accumulated depreciation	(1,019,365)	(934,114)
Property, equipment, land and leasehold improvements, net	$3,753,291	$4,659,614

(1)	Property, equipment, land and leasehold improvements excludes assets related to BEC, which were classified as held for sale at September 30, 2018. See Note 2, “Basis of Presentation”, for further discussion.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

6. Intangible Assets and Goodwill

Intangible assets at September 30, 2018 and December 31, 2017 consisted of the following ($ in thousands):

	September 30, 2018(1)	December 31, 2017
Contractual arrangements	$932,219	$989,228
Non-compete agreements	14,014	14,014
Customer relationships	353,520	361,623
Leasehold rights	350	350
Trade names	16,091	16,091
Technology	8,760	8,760
	1,324,954	1,390,066
Less: accumulated amortization	(511,606)	(475,968)
Intangible assets, net	$813,348	$914,098

(1)	Intangible assets excludes assets related to BEC, which were classified as held for sale at September 30, 2018. See Note 2, “Basis of Presentation”, for further discussion.

The goodwill balance as of September 30, 2018 is comprised of the following ($ in thousands):

Goodwill acquired in business combinations, net of disposals, at December 31, 2017	$2,193,478
Accumulated impairment charges	(123,200)
Other	(1,610)
Balance at December 31, 2017	2,068,668
Goodwill impairment	(3,215)
Other	(25)
Reclassification to assets held for sale(1)	(21,628)
Balance at September 30, 2018	$2,043,800

(1)	Goodwill classified as held for sale related to BEC. See Note 2, “Basis of Presentation” for further discussion.

The Company tests for goodwill impairment at the reporting unit level on an annual basis on October 1st of each year and between annual tests if a triggering event indicates impairment. The Company continuously monitors events which could trigger an interim impairment analysis, such as changing business conditions and industry and other economic factors. The Company experienced a sustained decline in market capitalization since February 2018, and during the third quarter of 2018, the Company concluded a sustained decline in its market capitalization had occurred, leading to the determination that a triggering event had occurred for all reporting units.

The Company performed an interim impairment analysis using financial information through September 30, 2018 and forecasts for cash flows developed using the Company's strategic plan. The impairment analysis was performed using both the market and income approaches and weighting them based on their application to the reporting units. The interim impairment review was performed across all reporting units. As a result of this evaluation, the fair value of each of the Company’s reporting units exceeded the carrying value and no impairment was recorded.

At September 30, 2018, the fair value exceeded book value by $2.2 billion, or approximately 36.0%, primarily from Atlantic Aviation, by approximately $2.0 billion, and Hawaii Gas, by approximately $250.0 million. IMTT’s fair value at September 30, 2018 exceeded the book value by approximately $20.0 million.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

6. Intangible Assets and Goodwill  – (continued)

The fair value of IMTT was impacted by the recent decline in short-term earnings related to the non-renewal of certain contracts for heavy and residual oil. The non-renewal of these contracts, or the renewal at lower rates, is partially attributable to changes in trade flows.

Unfavorable fluctuations in the discount rate or declines in forecasted storage revenues and margins could result in an impairment on IMTT. A 0.25% increase to the discount rate would change the valuation of IMTT by approximately $80.0 million. Any increase in discount rate, in conjunction with any decrease to the long-term projections in cash flows for IMTT will negatively affect the current valuations. Due to the inherent uncertainties involved in making the estimates and assumptions used in the fair value analysis, actual results may differ, which could alter the fair value of the reporting units, and possibly result in impairment charges in future periods. The Company will continue to evaluate the fair value of goodwill through the fourth quarter of fiscal year 2018 for any potential impairment.

7. Long-Term Debt

At September 30, 2018 and December 31, 2017, the Company’s consolidated long-term debt balance comprised of the following ($ in thousands):

	September 30, 2018(1)	December 31, 2017
IMTT	$1,325,975	$1,318,975
Atlantic Aviation	666,000	648,000
Contracted Power	313,154	576,558
MIC Hawaii	213,160	199,282
MIC Corporate	909,180	873,477
Total	3,427,469	3,616,292
Current portion	(392,903)	(50,835)
Long-term portion	3,034,566	3,565,457
Unamortized deferred financing costs(2)	(25,558)	(35,146)
Long-term portion less unamortized debt discount and deferred financing costs	$3,009,008	$3,530,311

(1)	Excludes the current and long-term portion of debt related to BEC, which were classified as held for sale at September 30, 2018. See Note 2, “Basis of Presentation”, for further discussion.
(2)	The weighted average remaining life of the deferred financing costs at September 30, 2018 was 5.3 years.

At September 30, 2018, the total undrawn capacity on the revolving credit facilities was $930.5 million excluding letters of credit outstanding of $37.8 million.

MIC Corporate

Senior Secured Revolving Credit Facility

On January 3, 2018, the Company completed the refinancing and upsizing of its senior secured revolving credit facility to $600.0 million and extended the maturity through January 3, 2022.

At September 30, 2018 and December 31, 2017, MIC had $176.5 million and $143.5 million, respectively, outstanding on its senior secured revolving credit facility. During the nine months ended September 30, 2018, MIC borrowed $205.5 million for general corporate purposes and repaid $172.5 million on its revolving credit facility. At September 30, 2018, the undrawn balance on the senior secured revolving credit facility was $423.5 million. In October 2018, using the proceeds from the BEC sale, the Company repaid $150.0 million on its revolving credit facility.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

7. Long-Term Debt  – (continued)

2.875% Convertible Senior Notes due July 2019

At September 30, 2018 and December 31, 2017, the Company had $350.0 million aggregate principal outstanding on its five-year, 2.875% convertible senior notes due July 2019. On July 15, 2018, the Company reclassified these notes due July 2019 to current portion of long-term debt. At September 30, 2018, the fair value of these convertible senior notes was approximately $348.0 million. These convertible senior notes fall within Level 1 of the fair value hierarchy.

On July 15, 2018, the Company increased the conversion rate to 12.5258 shares of common stock per $1,000 principal amount. The adjustment was made, in accordance with the indenture governing the senior notes, on the anniversary of the convertible senior notes issuance and reflects the impact of dividends paid by the Company.

2.00% Convertible Senior Notes due October 2023

At September 30, 2018 and December 31, 2017, the Company had $375.2 million and $371.4 million, respectively, outstanding on its seven year, 2.00% convertible senior notes due October 2023. At September 30, 2018, the fair value of the liability component of these convertible senior notes was approximately $345.0 million. These convertible senior notes fall within Level 1 of the fair value hierarchy.

On October 13, 2018, the Company increased the conversion rate to 9.0290 shares of common stock per $1,000 principal amount. The adjustment was made, in accordance with the indenture governing the senior notes, on the anniversary of the convertible senior notes issuance and reflects the impact of dividends paid by the Company.

The 2.00% Convertible Senior Notes due October 2023 consisted of the following ($ in thousands):

	September 30, 2018	December 31, 2017
Liability Component:
Principal	$402,500	$402,500
Unamortized debt discount	(19,765)	(22,475)
Long-term debt, net of unamortized debt discount	382,735	380,025
Unamortized deferred financing costs	(7,515)	(8,643)
Net carrying amount	$375,220	$371,382
Equity Component	$26,748	$26,748

For the quarters and nine months ended September 30, 2018 and 2017, total interest expense recognized related to the 2.00% Convertible Senior Notes due October 2023 consisted of the following ($ in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Contractual interest expense	$2,013	$2,012	$6,038	$5,769
Amortization of debt discount	910	882	2,710	2,377
Amortization of deferred financing costs	376	376	1,128	1,133
Total interest expense	$3,299	$3,270	$9,876	$9,279

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

7. Long-Term Debt  – (continued)

IMTT

At September 30, 2018 and December 31, 2017, IMTT had $217.0 million and $210.0 million outstanding on its revolving credit facilities, respectively. During the nine months ended September 30, 2018, IMTT borrowed $17.0 million primarily for general corporate purposes and repaid $10.0 million on its USD revolving credit facility. At September 30, 2018, the undrawn portion on its USD revolving credit facility and CAD revolving credit facility were $333.0 million and $50.0 million, respectively. In October 2018, using the proceeds from the BEC sale and cash on hand, the Company repaid in full the outstanding balance of $217.0 million on the IMTT revolving credit facility.

At September 30, 2018, IMTT had $600.0 million of fixed rate senior notes outstanding. At September 30, 2018, the fair value of the senior notes was approximately $585.0 million. The senior notes fall within Level 1 of the fair value hierarchy.

Atlantic Aviation

At September 30, 2018 and December 31, 2017, Atlantic Aviation had $291.0 million and $258.0 million outstanding on its revolving credit facility, respectively. During the nine months ended September 30, 2018, Atlantic Aviation borrowed $33.0 million on its revolving credit facility primarily to fund an on-field consolidation of an FBO and for general corporate purposes. At September 30, 2018, the undrawn portion on its revolving credit facility was $59.0 million. In October 2018, using the proceeds from the BEC sale and cash on hand, the Company repaid in full the outstanding balance of $291.0 million on the Atlantic Aviation revolving credit facility.

Contracted Power

At September 30, 2018, Contracted Power had $180.9 million of fixed rate term loans outstanding. At September 30, 2018, the fair value of the term loans was approximately $180.0 million. The term loans fall within Level 2 of the fair value hierarchy.

On September 30, 2018, the current and long-term portion of debt related to BEC was classified as held for sale on the consolidated condensed balance sheet. See Note 2, “Basis of Presentation”, for further discussion. On October 12, 2018, the Company concluded the sale of BEC and received cash of $657.4 million, net of the assumption of the outstanding debt balance of $243.5 million by the buyer and subject to post-closing working capital adjustments.

MIC Hawaii

In February 2018, Hawaii Gas exercised the second of two one-year extensions related to its $80.0 million secured term loan facility and its $60.0 million revolving credit facility extending their respective maturities to February 2023.

At September 30, 2018, Hawaii Gas had $15.0 million outstanding on its revolving credit facility. At December 31, 2017, Hawaii Gas’ revolving credit facility was undrawn. During the nine months ended September 30, 2018, Hawaii Gas borrowed $20.0 million for general corporate purposes and repaid $5.0 million on its revolving credit facility. At September 30, 2018, the undrawn portion on its revolving credit facility was $45.0 million. In October 2018, using the proceeds from the BEC sale and cash on hand, the Company repaid in full the outstanding balance of $15.0 million on the Hawaii Gas revolving credit facility.

At September 30, 2018, Hawaii Gas had $100.0 million of fixed rate senior notes outstanding, which approximates the fair value. The senior notes fall within Level 1 of the fair value hierarchy.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

7. Long-Term Debt  – (continued)

During the quarters ended March 31, 2018 and June 30, 2018, Hawaii Gas was not in compliance with certain credit agreement provisions. During the quarter ended September 30, 2018, the business received waivers from its syndicate of lenders relating to the non-compliance. At September 30, 2018, Hawaii Gas was again in compliance with its credit agreement having received waivers from its lenders.

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

At September 30, 2018, the Company had $3.4 billion of current and long-term debt, of which $1.1 billion was economically hedged with interest rate contracts, $1.6 billion was fixed rate debt and $758.7 million was unhedged. The Company does not use hedge accounting. All movements in the fair value of the interest rate derivatives are recorded directly through earnings.

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

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

8. Derivative Instruments and Hedging Activities  – (continued)

The Company’s fair value measurements of its derivative instruments and the related location of the assets and liabilities within the consolidated condensed balance sheets at September 30, 2018 and December 31, 2017 were ($ in thousands):

Balance Sheet Location	Assets (Liabilities) at Fair Value
	September 30, 2018(1)	December 31, 2017
Fair value of derivative instruments – current assets	$17,510	$11,965
Fair value of derivative instruments – noncurrent assets	26,958	24,455
Total derivative contracts – assets	$44,468	$36,420
Fair value of derivative instruments – current liabilities	$(534)	$(1,710)
Fair value of derivative instruments – noncurrent liabilities	(1,174)	(4,668)
Total derivative contracts – liabilities	$(1,708)	$(6,378)

(1)	Fair value of derivative instruments excludes assets related to BEC, which were classified as held for sale at September 30, 2018. See Note 2, “Basis of Presentation”, for further discussion.

The Company’s hedging activities for the quarters and nine months ended September 30, 2018 and 2017 and the related location within the consolidated condensed statements of operations were ($ in thousands):

	Amount of Gain (Loss) Recognized in Consolidated Condensed Statements of Operations
	Quarter ended September 30,		Nine Months Ended September 30,
Financial Statement Account	2018	2017	2018	2017
Interest expense – interest rate caps	$1,469	$(219)	$8,470	$(2,888)
Interest expense – interest rate swaps	3,260	57	17,294	(4,051)
Cost of product sales – commodity swaps	2,695	5,769	3,497	2,154
Total	$7,424	$5,607	$29,261	$(4,785)

All of the Company’s derivative instruments are collateralized by the assets of the respective businesses.

9. Stockholders’ Equity

2016 Omnibus Employee Incentive Plan

On May 18, 2016, the Company adopted the 2016 Omnibus Employee Incentive Plan (Plan). The Plan provides for the issuance of equity awards covering up to 500,000 shares of common stock to attract, retain, and motivate employees, consultants and others who perform services for the Company and its subsidiaries. Under the Plan, the Compensation Committee determines the persons who will receive awards, the time at which they are granted and the terms of the awards. Type of awards include stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, cash-based awards and other stock-based awards. At September 30, 2018, there were no awards outstanding under this Plan.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

9. Stockholders’ Equity  – (continued)

Accumulated Other Comprehensive Loss

The following represents the changes and balances to the components of accumulated other comprehensive loss for the nine months ended September 30, 2018 and 2017 ($ in thousands):

	Post-Retirement Benefit Plans, net of taxes	Translation Adjustment, net of taxes(1)	Total Stockholders’ Accumulated Other Comprehensive Loss, net of taxes
Balance at December 31, 2016	$(16,805)	$(12,155)	$(28,960)
Translation adjustment	—	2,738	2,738
Balance at September 30, 2017	$(16,805)	$(9,417)	$(26,222)
Balance at December 31, 2017	$(20,456)	$(9,537)	$(29,993)
Translation adjustment	—	(2,092)	(2,092)
Balance at September 30, 2018	$(20,456)	$(11,629)	$(32,085)

(1)	Translation adjustment is presented net of tax benefit of $802,000 and net of tax expense of $1.9 million for the nine months ended September 30, 2018 and 2017, respectively.

10. Reportable Segments

At September 30, 2018, the Company’s businesses consisted of four reportable segments: IMTT, Atlantic Aviation, Contracted Power and MIC Hawaii.

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

Contracted Power

At September 30, 2018, the Contracted Power business segment has controlling interests in seven utility-scale solar photovoltaic facilities, two wind facilities and 100% ownership of a gas-fired facility that are in operations in the United States. The wind and solar facilities that are operational at September 30, 2018 have an aggregate generating capacity of 345 megawatt (MW) of wholesale electricity to utilities. Revenue from the wind, solar and gas-fired power facilities are included in product revenue.

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

Through October 12, 2018, the Company owned 100% of BEC, a 644 MW gas-fired facility located in Bayonne, New Jersey, adjacent to IMTT’s Bayonne facility. Power produced by BEC was delivered to New York City via a dedicated transmission cable under New York Harbor. BEC had tolling agreements with a creditworthy off-taker for approximately 50% of its power generating capacity. The tolling agreements generated revenue whether or not the facility was in use for power production. In addition to revenue from the tolling agreements and capacity payments from the grid operator, BEC generated an energy margin when the facility was dispatched. Revenue produced by BEC was accounted for as an operating lease that did not have minimum lease payments. All of the lease income under the lease were recorded within product revenue when natural gas transportation services were performed.

At September 30, 2018, the assets and liabilities of BEC were classified as held for sale on the consolidated condensed balance sheet. On October 12, 2018, the Company concluded the sale of BEC and received cash of $657.4 million, net of the assumption of the outstanding debt balance of $243.5 million by the buyer and subject to post-closing working capital adjustments. See Note 2, “Basis of Presentation”, for further discussions.

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

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10. Reportable Segments  – (continued)

Revenue from external customers for the Company’s consolidated reportable segments were ($ in thousands):

	Quarter Ended September 30, 2018
	IMTT	Atlantic Aviation	Contracted Power	MIC Hawaii	Intersegment Revenue	Total Reportable Segments
Service Revenue
Terminal Services	$19,385	$—	$—	$—	$(22)	$19,363
Lease	97,720	—	—	—	(1,206)	96,514
Fuel	—	172,513	—	—	—	172,513
Hangar	—	21,958	—	—	—	21,958
Construction	—	—	—	8,271	—	8,271
Other(1)	1,124	40,437	—	851	—	42,412
Total Service Revenue	$118,229	$234,908	$—	$9,122	$(1,228)	$361,031
Product Revenue
Lease	$—	$—	$48,570	$1,311	$—	$49,881
Gas	—	—	—	55,499	—	55,499
Other	—	—	3,880	2,989	—	6,869
Total Product Revenue	$—	$—	$52,450	$59,799	$—	$112,249
Total Revenue	$118,229	$234,908	$52,450	$68,921	$(1,228)	$473,280

	Quarter Ended September 30, 2017
	IMTT	Atlantic Aviation	Contracted Power	MIC Hawaii	Intersegment Revenue	Total Reportable Segments
Service Revenue
Terminal Services	$18,786	$—	$—	$—	$(21)	$18,765
Lease	106,096	—	—	—	(1,209)	104,887
Fuel	—	152,620	—	—	—	152,620
Hangar	—	19,820	—	—	—	19,820
Construction	—	—	—	13,526	—	13,526
Other(1)	9,285	39,017	—	300	—	48,602
Total Service Revenue	$134,167	$211,457	$—	$13,826	$(1,230)	$358,220
Product Revenue
Lease	$—	$—	$38,822	$741	$—	$39,563
Gas	—	—	—	48,877	—	48,877
Other	—	—	3,623	2,778	—	6,401
Total Product Revenue	$—	$—	$42,445	$52,396	$—	$94,841
Total Revenue	$134,167	$211,457	$42,445	$66,222	$(1,230)	$453,061

(1)	See Note 3, “Implementation of ASU 2014-09”, for revenues disclosed in Other.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10. Reportable Segments  – (continued)

	Nine Months Ended September 30, 2018
	IMTT	Atlantic Aviation	Contracted Power	MIC Hawaii	Intersegment Revenue	Total Reportable Segments
Service Revenue
Terminal Services	$66,719	$—	$—	$—	$(22)	$66,697
Lease	303,633	—	—	—	(3,669)	299,964
Fuel	—	523,867	—	—	—	523,867
Hangar	—	65,515	—	—	—	65,515
Construction	—	—	—	38,478	—	38,478
Other(1)	16,629	125,659	—	2,828	—	145,116
Total Service Revenue	$386,981	$715,041	$—	$41,306	$(3,691)	$1,139,637
Product Revenue
Lease	$—	$—	$117,596	$3,410	$—	$121,006
Gas	—	—	—	172,206	—	172,206
Other	—	—	11,544	8,523	—	20,067
Total Product Revenue	$—	$—	$129,140	$184,139	$—	$313,279
Total Revenue	$386,981	$715,041	$129,140	$225,445	$(3,691)	$1,452,916

	Nine Months Ended September 30, 2017
	IMTT	Atlantic Aviation	Contracted Power	MIC Hawaii	Intersegment Revenue	Total Reportable Segments
Service Revenue
Terminal Services	$61,791	$—	$—	$—	$(21)	$61,770
Lease	323,147	—	—	—	(3,663)	319,484
Fuel	—	449,486	—	—	—	449,486
Hangar	—	56,672	—	—	—	56,672
Construction	—	—	—	38,546	—	38,546
Other(1)	25,190	114,991	—	930	—	141,111
Total Service Revenue	$410,128	$621,149	$—	$39,476	$(3,684)	$1,067,069
Product Revenue
Lease	$—	$—	$99,849	$2,165	$—	$102,014
Gas	—	—	—	155,098	—	155,098
Other	—	—	10,832	8,495	—	19,327
Total Product Revenue	$—	$—	$110,681	$165,758	$—	$276,439
Total Revenue	$410,128	$621,149	$110,681	$205,234	$(3,684)	$1,343,508

(1)	See Note 3, “Implementation of ASU 2014-09”, for revenues disclosed in Other.

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

	Quarter Ended September 30, 2018
	IMTT	Atlantic Aviation	Contracted Power	MIC Hawaii	Total Reportable Segments
Net income (loss)	$16,432	$24,735	$18,128	$(17,958)	$41,337
Interest expense, net	11,677	5,290	4,944	2,069	23,980
Provision (benefit) for income taxes	6,422	9,058	7,852	(7,299)	16,033
Goodwill impairment	—	—	—	3,215	3,215
Depreciation	28,804	14,400	7,848	5,698	56,750
Amortization of intangibles	3,879	11,182	178	4,791	20,030
Pension expense	1,914	5	—	128	2,047
Other non-cash expense (income)	207	323	(1,574)	4,303	3,259
EBITDA excluding non-cash items	$69,335	$64,993	$37,376	$(5,053)	$166,651

	Quarter Ended September 30, 2017
	IMTT	Atlantic Aviation	Contracted Power	MIC Hawaii	Total Reportable Segments
Net income	$20,755	$21,591	$7,251	$6,160	$55,757
Interest expense, net	10,187	4,295	6,281	1,877	22,640
Provision for income taxes	14,422	11,139	6,337	4,830	36,728
Depreciation	28,001	12,954	13,724	3,330	58,009
Amortization of intangibles	3,510	12,332	1,106	381	17,329
Pension expense	1,883	5	—	272	2,160
Other non-cash expense (income)	178	1,212	(1,914)	(3,360)	(3,884)
EBITDA excluding non-cash items	$78,936	$63,528	$32,785	$13,490	$188,739

	Nine Months Ended September 30, 2018
	IMTT	Atlantic Aviation	Contracted Power	MIC Hawaii	Total Reportable Segments
Net income (loss)	$61,909	$78,566	$35,456	$(12,344)	$163,587
Interest expense, net	30,349	9,601	10,661	5,246	55,857
Provision (benefit) for income taxes	24,195	28,769	12,456	(4,350)	61,070
Goodwill impairment	—	—	—	3,215	3,215
Depreciation	87,066	43,143	35,680	12,975	178,864
Amortization of intangibles	11,636	34,877	2,392	6,565	55,470
Pension expense	5,737	16	—	383	6,136
Other non-cash expense (income)	611	1,232	(5,152)	9,548	6,239
EBITDA excluding non-cash items	$221,503	$196,204	$91,493	$21,238	$530,438

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10. Reportable Segments  – (continued)

	Nine Months Ended September 30, 2017
	IMTT	Atlantic Aviation	Contracted Power	MIC Hawaii	Total Reportable Segments
Net income	$67,184	$60,225	$9,604	$16,004	$153,017
Interest expense, net	30,707	13,648	20,431	5,795	70,581
Provision for income taxes	46,686	36,766	8,209	10,772	102,433
Depreciation	84,797	36,468	41,711	9,777	172,753
Amortization of intangibles	9,029	37,426	3,320	1,145	50,920
Pension expense	5,649	15	—	817	6,481
Other non-cash expense (income)	315	1,252	(6,170)	3,108	(1,495)
EBITDA excluding non-cash items	$244,367	$185,800	$77,105	$47,418	$554,690

Reconciliations of total reportable segments’ EBITDA excluding non-cash items to consolidated net income before income taxes were ($ in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Total reportable segments EBITDA excluding non-cash items	$166,651	$188,739	$530,438	$554,690
Interest income	113	54	304	129
Interest expense	(32,616)	(29,291)	(81,693)	(90,129)
Goodwill impairment	(3,215)	—	(3,215)	—
Depreciation	(56,924)	(58,009)	(179,368)	(172,753)
Amortization of intangibles	(20,030)	(17,329)	(55,470)	(50,920)
Selling, general and administrative expenses – Corporate and Other	(7,150)	(6,214)	(21,496)	(21,301)
Fees to Manager-related party	(12,333)	(17,954)	(36,113)	(54,610)
Pension expense	(2,047)	(2,160)	(6,136)	(6,481)
Other (expense) income, net	(3,189)	3,884	(6,243)	1,495
Total consolidated net income before income taxes	$29,260	$61,720	$141,008	$160,120

Capital expenditures, on a cash basis, for the Company’s reportable segments were ($ in thousands):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
IMTT	$17,454	$20,232	$41,786	$52,291
Atlantic Aviation	15,187	23,661	51,634	57,757
Contracted Power	8,501	50,461	42,702	99,961
MIC Hawaii	6,729	7,604	17,398	21,054
Total capital expenditures of reportable segments	$47,871	$101,958	$153,520	$231,063
Corporate and other	1,336	2,524	5,517	3,770
Total consolidated capital expenditures	$49,207	$104,482	$159,037	$234,833

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10. Reportable Segments  – (continued)

Property, equipment, land and leasehold improvements, net, goodwill and total assets for the Company’s reportable segments and its reconciliation to consolidated total assets were ($ in thousands):

	Property, Equipment, Land and Leasehold Improvements, net		Goodwill		Total Assets
	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017	September 30, 2018	December 31, 2017
IMTT	$2,254,203	$2,305,440	$1,427,588	$1,427,863	$4,027,790	$4,109,448
Atlantic Aviation	568,741	559,597	496,019	495,769	1,694,075	1,710,535
Contracted Power	625,412	1,466,139	—	21,628	704,429	1,617,658
MIC Hawaii	298,861	302,220	120,193	123,408	529,285	532,144
Total assets of reportable segments	$3,747,217	$4,633,396	$2,043,800	$2,068,668	$6,955,579	$7,969,785
Corporate and other	6,074	26,218	—	—	10,957	39,166
Assets held for sale(1)	—	—	—	—	971,934	—
Total consolidated assets	$3,753,291	$4,659,614	$2,043,800	$2,068,668	$7,938,470	$8,008,951

(1)	At September 30, 2018, Property, Equipment, Land and Leasehold Improvements, net, and Goodwill excludes balances related to BEC, which were classified as held for sale. See Note 2, “Basis of Presentation”, for further discussion.

11. Long-Term Contracted Revenue

Long-term contracted revenue consists of revenue from future minimum lease revenue accounted in accordance with ASC 840, Leases, and estimated revenue to be recognized in the future related to performance conditions that are unsatisfied or partially unsatisfied accounted in accordance with ASC 606, Revenue. The recognition pattern for contracts that are considered leases is generally consistent with the recognition pattern that would apply if such contracts were not accounted for as leases and were instead accounted for under ASC Topic 606. Accordingly, the Company has combined the required lessor disclosures for future lease income with the disclosures for contracted revenue in the table below. The following long-term contracted revenue were in existence at September 30, 2018 ($ in thousands):

	Lease Revenue (ASC 840)	Contract Revenue (ASC 606)	Total Long-Term Revenue
2018 remaining	$87,187	$21,102	$108,289
2019	236,685	49,066	285,751
2020	126,915	33,459	160,374
2021	65,912	27,176	93,088
2022	44,422	23,016	67,438
2023	29,196	15,718	44,914
Thereafter	51,356	16,058	67,414
Total	$641,673	$185,595	$827,268

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

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

12. Related Party Transactions

Management Services

At September 30, 2018 and December 31, 2017, the Manager held 12,227,736 shares and 5,435,442 shares, respectively, of the Company. Pursuant to the terms of the Third Amended and Restated Management Services Agreement (Management Agreement), the Manager may sell these shares at any time. Under the Management Agreement, the Manager, at its option, may reinvest base management fees and performance fees, if any, in shares of the Company. From May 2018 through September 30, 2018, the Manager bought 5,987,100 shares in the open market and increased its holdings to 14.29% at September 30, 2018.

Since January 1, 2017, the Company paid the Manager cash dividends on shares held for the following periods:

Declared	Period Covered	$ per Share	Record Date	Payable Date	Cash Paid to Manager (in thousands)
October 30, 2018	Third quarter 2018	$1.00	November 12, 2018	November 15, 2018	(1)
July 31, 2018	Second quarter 2018	1.00	August 13, 2018	August 16, 2018	$10,711
May 1, 2018	First quarter 2018	1.00	May 14, 2018	May 17, 2018	6,213
February 19, 2018	Fourth quarter 2017	1.44	March 5, 2018	March 8, 2018	8,067
October 30, 2017	Third quarter 2017	1.42	November 13, 2017	November 16, 2017	7,484
August 1, 2017	Second quarter 2017	1.38	August 14, 2017	August 17, 2017	6,941
May 2, 2017	First quarter 2017	1.32	May 15, 2017	May 18, 2017	6,332
February 17, 2017	Fourth quarter 2016	1.31	March 3, 2017	March 8, 2017	6,080

(1)	The amount of dividend payable to the Manager for the third quarter of 2018 will be determined on November 12, 2018, the record date.

Under the Management Agreement, subject to the oversight and supervision of the Company’s board of directors, the Manager is responsible for and oversees the management of the Company’s operating businesses. In addition, the Manager has the right to elect the Chairman of the Board of the Company, subject to minimum equity ownership, and to assign, or second, to the Company, two of its employees to serve as chief executive officer and chief financial officer of the Company and seconds or makes other personnel available as required.

In accordance with the Management Agreement, the Manager is entitled to a monthly base management fee based primarily on the Company’s market capitalization, and potentially a quarterly performance fee based on total shareholder returns relative to a U.S. utilities index. Currently, the Manager has elected to reinvest the future base management fees and performance fees, if any, in new primary shares. For the quarter and nine months ended September 30, 2018, the Company incurred base management fees of $12.3 million and $36.1 million, respectively, compared with $17.9 million and $54.6 million for the quarter and nine months ended September 30, 2017, respectively. The Company did not incur any performance fees for the quarter and nine months ended September 30, 2018 and 2017.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

12. Related Party Transactions  – (continued)

The unpaid portion of the base management fees and performance fees, if any, at the end of each reporting period is included in Due to Manager-related party in the consolidated condensed balance sheets.

Period	Base Management Fee Amount ($ in Thousands)	Performance Fee Amount ($ in Thousands)	Shares Issued
2018 Activities:
Third quarter 2018	$12,333	$—	269,286	(1)
Second quarter 2018	10,852	—	277,053
First quarter 2018	12,928	—	265,002
2017 Activities:
Fourth quarter 2017	$16,778	$—	248,162
Third quarter 2017	17,954	—	240,674
Second quarter 2017	18,433	—	233,394
First quarter 2017	18,223	—	232,398

(1)	The Manager elected to reinvest all of the monthly base management fees for the third quarter of 2018 in shares. The Company issued 269,286 shares for the quarter ended September 30, 2018, including 89,542 shares that were issued in October 2018 for the September 2018 monthly base management fee.

The Manager is not entitled to any other compensation and all costs incurred by the Manager, including compensation of seconded staff, are paid by the Manager out of its base management fee. However, the Company is responsible for other direct costs including, but not limited to, expenses incurred in the administration or management of the Company and its subsidiaries, income taxes, audit and legal fees, acquisitions and dispositions and its compliance with applicable laws and regulations. During the quarter and nine months ended September 30, 2018, the Manager charged the Company $296,000 and $705,000, respectively, for reimbursement of out-of-pocket expenses compared with $284,000 and $729,000, respectively, for the quarter and nine months ended September 30, 2017. The unpaid portion of the out-of-pocket expenses at the end of the reporting period is included in Due to Manager-related party in the consolidated condensed balance sheets.

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

In June 2015, the Company entered into an equity distribution agreement with sales agents, including MCUSA, providing for the sale of shares of its common stock, par value $0.001 per share, from time to time having an aggregate gross offering price of up to $400.0 million. The equity distribution agreement also

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

12. Related Party Transactions  – (continued)

provides for sales of shares to any sales agent as principal for its own account at a price agreed upon at the time of the sale. For the nine months ended September 30, 2018 and 2017, the Company did not engage MCUSA for such activities.

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

Prior to the refinancing in January 2018, the Company incurred $4,000 in interest expense related to MIHI LLC’s portion of the MIC senior secured revolving credit facility. For the quarter and nine months ended September 30, 2017, the Company incurred $47,000 and $116,000, respectively, in interest expense related to MIHI LLC’s portion of the MIC senior secured revolving credit facility. Subsequent to the refinancing in January 2018, the Company incurred $139,000 and $376,000, respectively, in interest expense related to Macquarie Capital Funding LLC’s portion of the MIC senior secured revolving credit facility for the quarter and nine months ended September 30, 2018.

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

In the third quarter of 2018, the Company completed its data gathering and analysis based on the Tax Cuts and Jobs Act and guidance issued to date in 2018 as it relates to the remeasurement of existing deferred tax balances. The Company has not identified any material change to the net one-time charge for the year ended December 31, 2017 related to the Tax Cuts and Jobs Act.

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

Shareholder Litigation

On April 23, 2018, a complaint captioned City of Riviera Beach General Employees Retirement System v. Macquarie Infrastructure Corp., et al., Case 1:18-cv-03608 (VSB), was filed in the United States District Court for the Southern District of New York. A substantially identical complaint captioned Daniel Fajardo v. Macquarie Infrastructure Corporation, et al., Case No. 1:18-cv-03744 (VSB) was filed in the same court on April 27, 2018. Both complaints assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder on behalf of a putative class consisting of all purchasers of MIC common stock between February 22, 2016 and February 21, 2018. The named defendants in both cases are the Company and four current or former officers of MIC and one of its subsidiaries, IMTT Holdings LLC. The complaints in both actions, which are expected to be consolidated, allege that the Company and the individual defendants knowingly made material misstatements and omitted material facts in its public disclosures concerning the Company’s and IMTT’s business and the sustainability of the Company’s dividend to stockholders. The Company intends to vigorously contest the claims asserted in the City of Riviera Beach and Fajardo complaints, which the Company believes are entirely meritless.

On August 9, 2018, a shareholder derivative complaint captioned Phyllis Wright v. Liam Stewart, et al., Case No. 1:18-cv-07174 (VSB), was filed in the United States District Court for the Southern District of New York. A substantially identical complaint captioned Raymond Greenlee v. James Hooke, et al., Case No. 1:18-cv-09339 (VSB) was filed in the same court on October 12, 2018. Both complaints assert derivative claims on behalf of the Company against certain of its current and former officers and directors arising out of the same subject matter at issue in the City of Riviera Beach and Fajardo complaints discussed above. The causes of action asserted include violation of Section 14(a) of the Securities Exchange Act of 1934, breach of fiduciary duties, waste of corporate assets, unjust enrichment, and aiding and abetting breach of fiduciary duty. The plaintiffs in the Wright case have agreed to stay the matter pending resolution of an anticipated motion to dismiss the securities class actions described above. The Company expects that the named defendants will vigorously contest the claims asserted in the Wright and Greenlee complaints.

15. Subsequent Events

Dividend

On October 30, 2018, the board of directors declared a dividend of $1.00 per share for the quarter ended September 30, 2018, which is expected to be paid on November 15, 2018 to holders of record on November 12, 2018.

Manager Waiver of Base Management Fees

Effective November 1, 2018, the Manager has elected to waive two portions of the base management fee to which it is entitled under the terms of the Managements Services Agreement between the Company. In effect, this waiver caps the base management fee at 1% of the Company’s equity market capitalization and eliminates fees on any debt it have or may incur at the holding company. Although MIMUSA reserves the right to revoke the fee waiver and revert to the prior terms of the agreement subject to providing the Company with not less than a one year notice, MIC believes MIMUSA has no current intent to do so. A revocation of the waiver would not trigger a recapture of previously waived fees. The waivers result in a reduction in the fees paid to the Manager of approximately $10.0 million per year based on the Company’s market value and capital structure at the end of the third quarter.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

There have been no changes to legal proceedings set forth under Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2017, filed with the SEC on February 21, 2018 and under Part II, Item 1 of our Quarterly Reports on Form 10-Q for the quarters ended March 31, 2018 and June 30, 2018, except for the following:

On August 9, 2018, a shareholder derivative complaint captioned Phyllis Wright v. Liam Stewart, et al., Case No. 1:18-cv-07174 (VSB), was filed in the United States District Court for the Southern District of New York. A substantially identical complaint captioned Raymond Greenlee v. James Hooke, et al., Case No. 1:18-cv-09339 (VSB) was filed in the same court on October 12, 2018. Both complaints assert derivative claims on behalf of the Company against certain of its current and former officers and directors arising out of the same subject matter at issue in the City of Riviera Beach and Fajardo complaints discussed in Note 14, “Legal Proceedings and Contingencies”, in our Notes to Consolidated Condensed Financial Statements in Part I of this Form 10-Q. The causes of action asserted include violation of Section 14(a) of the Securities Exchange Act of 1934, breach of fiduciary duties, waste of corporate assets, unjust enrichment, and aiding and abetting breach of fiduciary duty. The plaintiffs in the Wright case have agreed to stay the matter pending resolution of an anticipated motion to dismiss the securities class actions. The Company expects that the named defendants will vigorously contest the claims asserted in the Wright and Greenlee complaints.

In June 2018, BEC entered into an Administrative Consent Order (ACO) with the New Jersey Department of Environmental Protection (NJDEP) to address ammonia emissions levels that exceeded levels outlined in BEC’s air permit, as identified by tests carried out in February 2018. The ACO prescribes a fine of $119,000 plus $3,000 per month from July 2018 until the terms of the ACO are met. This is expected to be achieved no later than December 2018. BEC was notified that the ACO fine may be increased by $13,600 (one-time payment) to correct an administrative error by the Regulator. This will not impact the scope or timeline of the work to meet the terms of the ACO.

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

Our recent sale of BEC subjects us to various risks and uncertainties.

In October 2018, we concluded the sale, through a subsidiary, of BEC. Our subsidiary has agreed to indemnify the buyer, subject to the terms and limitations in the purchase and sale agreement, for breaches of representations, warranties and covenants in the purchase and sale agreement, and we will guarantee our subsidiary’s payment and certain post-closing indemnity obligations. In addition, following the sale, our businesses will be less diversified and our exposure to the risks inherent in our remaining businesses will increase.

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

MACQUARIE INFRASTRUCTURE CORPORATION (Registrant)
Dated: October 31, 2018	By: /s/ Christopher Frost Name: Christopher Frost Title: Chief Executive Officer
Dated: October 31, 2018	By: /s/ Liam Stewart Name: Liam Stewart Title: Chief Financial Officer

EXHIBIT INDEX

Number	Description
2.1*†	Purchase and Sale Agreement, dated as of July 27, 2018, by and among MIC Thermal Power Holdings, LLC and NHIP II Bayonne Holdings LLC
3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 21, 2015).
3.2	Amended and Restated Bylaws of the Registrant, dated as of February 18, 2016 (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on February 23, 2016).
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer
32.2**	Section 1350 Certification of Chief Financial Officer
101.0*	The following materials from the Quarterly Report on Form 10-Q of Macquarie Infrastructure Corporation for the quarter ended September 30, 2018, filed on October 31, 2018, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets as of September 30, 2018 (Unaudited) and December 31, 2017, (ii) the Consolidated Condensed Statements of Operations for the quarters and nine months ended September 30, 2018 and 2017 (Unaudited), (iii) the Consolidated Condensed Statements of Comprehensive Income for the quarters and nine months ended September 30, 2018 and 2017 (Unaudited), (iv) the Consolidated Condensed Statements of Cash Flows for the nine months ended September 30, 2018 and 2017 (Unaudited) and (v) the Notes to Consolidated Condensed Financial Statements (Unaudited).

*	Filed herewith.
**	Furnished herewith.
†	Schedules and exhibits have been omitted pursuant to Item 601(b)(2) of Regulation S-K. The Company agrees to furnish supplemental copies of any schedule or exhibit upon request by the SEC.

E-1