Form 10-K
period 2018-12-31
Macquarie Infrastructure Corp
filed 2019-02-20
CIK 1289790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark One)
☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended December 31, 2018

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).Yes ☒ No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrants’ knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

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

The aggregate market value of the outstanding shares of stock held by non-affiliates of Macquarie Infrastructure Corporation at June 30, 2018 was $3,177,277,457 based on the closing price on the New York Stock Exchange on that date. This calculation does not reflect a determination that persons are affiliates for any other purposes.

There were 85,860,351 shares of common stock, with $0.001 par value, outstanding at February 15, 2019.

DOCUMENTS INCORPORATED BY REFERENCE

The definitive proxy statement relating to Macquarie Infrastructure Corporation’s Annual Meeting of Stockholders for fiscal year ended December 31, 2018, to be held May 15, 2019 is incorporated by reference in Part III to the extent described therein.

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

Forward-looking statements in this report are subject to a number of risks and uncertainties, some of which are beyond our control, including, among other things:

•	changes in general economic, business or demographic conditions or trends in the U.S., including changes in GDP, interest rates and inflation, or changes in the political environment;
•	any event or occurrence that may limit our ability to pay or increase our dividend;
•	our ability to conclude a sufficient number of attractive growth projects, deploy growth capital in amounts consistent with our objectives in the prosecution of those and achieve targeted risk-adjusted returns on any growth project;
•	our ability to implement operating and internal growth strategies;
•	our ability to achieve targeted cost savings whether through the implementation of a shared services center or otherwise;
•	changes in demand and the markets for chemical, petroleum and vegetable and tropical oil products, the relative availability of tank storage capacity and the extent to which such products are imported or exported;
•	changes in patterns of commercial or general aviation (GA) air travel, including variations in customer demand;
•	the regulatory environment, including federal and state level energy policy, and the ability to estimate compliance costs, comply with any changes thereto, rates implemented by regulators, and the relationships and rights under and contracts with governmental agencies and authorities;
•	disruptions or other extraordinary or force majeure events and the ability to insure against losses resulting from such events or disruptions;
•	sudden or extreme volatility in commodity prices;
•	changes in competitive dynamics affecting our businesses;
•	technological innovations leading to changes in energy production, distribution and consumption patterns;
•	our ability to make, finance and integrate acquisitions and the quality of financial information and systems of acquired entities;
•	fluctuations in fuel costs, or the costs of supplies upon which our gas processing and distribution business is dependent, and the ability to recover increases in these costs from customers;

•	our ability to service, comply with the terms of and refinance at maturity our indebtedness, including due to dislocation in debt markets;
•	our ability to make alternate arrangements to account for any disruptions or shutdowns that may affect suppliers’ facilities or the operation of the barges upon which our gas processing and distribution business is dependent;
•	environmental risks, including the impact of climate change and weather conditions;
•	sudden or substantial changes in energy costs;
•	unplanned outages and/or failures of technical and mechanical systems;
•	security breaches, cyber-attacks or similar disruptions to our operations;
•	payment of performance fees, if any, and base management fees to the Manager that could reduce distributable cash if paid in cash or could dilute existing stockholders if satisfied with the issuance of shares;
•	changes in U.S. income tax laws;
•	changes in labor markets, work interruptions or other labor stoppages;
•	our Manager’s affiliation with the Macquarie Group or equity market sentiment, which may affect the market price of our shares;
•	our limited ability to remove the Manager for underperformance and the Manager’s right to resign;
•	governmental shutdowns or budget delays;
•	unanticipated or unusual behavior of municipalities and states brought about by financial distress; and
•	the extent to which federal spending reduces the U.S. military presence in Hawaii or flight activity at airports at which Atlantic Aviation operates.

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

PART I

ITEM 1. BUSINESS

MIC is a Delaware corporation formed on May 21, 2015. MIC’s predecessor, Macquarie Infrastructure Company LLC, was formed on April 13, 2004. Except as otherwise specified, all references in this Form 10-K to “MIC”, “we”, “us”, and “our” refer to Macquarie Infrastructure Corporation and its subsidiaries.

MIC Level Strategy

We own, operate and intend to expand our portfolio of infrastructure and infrastructure-like businesses with the objective of increasing the amount of Free Cash Flow generated by these businesses over time. Currently, we are focused on three priorities in pursuit of this strategy:

1.	Investing in high-value, long-lived physical assets and extending the duration of revenue generating contracts or concessions;
2.	Prudently managing our financial resources by pursuing projects with returns appropriately in excess of our cost of capital that are expected to increase the cash generating capacity of our businesses over the long term; and
3.	Enhancing our financial strength and flexibility by maintaining an appropriate level of debt relative to the cash generating capacity of our businesses and by optimizing the cost and tenor of such debt.

We expect these efforts will, collectively, produce growth in the amount of cash generated by our businesses consistent with maintaining the highest level of environmental, health and safety and governance standards.

General

We currently own and operate a portfolio of businesses that provide services to other businesses, government agencies and individuals primarily in the U.S. The businesses we own and operate are organized into four segments:

•	International-Matex Tank Terminals (IMTT): a business providing bulk liquid terminalling services to third parties at 17 terminals in the U.S. and two in Canada;
•	Atlantic Aviation: a provider of fuel, terminal, aircraft hangaring and other services primarily to owners and operators of general aviation (GA) jet aircraft at 70 airports throughout the U.S.;
•	MIC Hawaii: comprising an energy company that processes and distributes gas and provides related services (Hawaii Gas) and several smaller businesses collectively engaged in efforts to reduce the cost and improve the reliability and sustainability of energy in Hawaii; and
•	Corporate and Other: comprised of MIC Corporate (holding company), our shared services center and other smaller businesses.

Effective October 1, 2018, the Bayonne Energy Center (BEC) and substantially all of our portfolio of solar and wind power generation businesses were classified as discontinued operations and our Contracted Power segment was eliminated. The remaining renewable power development businesses have been reported as components of Corporate and Other. All prior comparable periods have been restated to reflect this change. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Recent Developments” for further discussions.

We buy, develop and invest in the growth of our businesses based on a general assumption that we will own them indefinitely. It is neither our intent nor our expectation that we will divest of a business at a particular point in our ownership or as a result of having achieved certain targets, financial or otherwise. This view of ownership as a long-term relationship does not preclude sales of all or portions of businesses when we believe that we have either maximized the amount of value in the asset relative to our capability, or the asset is more highly valued by another owner. We may, depending on our ability to access additional debt or equity capital on what we consider attractive terms, sell businesses or assets to generate capital for reinvestment in new or existing businesses at what we believe could be improved returns. With respect to new developments, sales of these assets may occur more opportunistically. In general, we have redeployed the proceeds from asset sales in the development of our remaining businesses either through investment in growth projects or acquisitions of small, “bolt-on” operations consistent with our view of MIC as a long-term owner.

Managing the deployment of growth capital effectively has been and is expected to continue to be an important part of our strategy and the creation of stockholder value. Our sources of growth capital include the retained capital generated by our businesses but not distributed as a cash dividend to our stockholders, capital generated through the issuance of additional debt and/or equity securities, or the proceeds from the sale of entire or portions of certain businesses. Over time, we expect to deploy growth capital of $300.0 million to $350.0 million per year in projects and bolt-on acquisitions across all of our businesses. Importantly, although we find value in diversification and the generally uncorrelated nature of the businesses in our current portfolio, we are not obligated to invest in the growth of any one business or segment or the addition of any new segment. We currently expect that, given the relative size of the business, the attractiveness of available opportunities and the tax benefits associated with investing in high-value, physical-asset backed opportunities, a disproportionate share of the growth capital we deploy over the near term will be deployed into projects at IMTT.

Equally important, we seek to drive stockholder value by focusing on business performance improvement. These efforts include upgrading systems and technology, implementing data analytics tools, developing cross business efficiencies and deploying enterprise-wide procurement strategies among others. In 2017, we formed MIC Global Services (MGS), a new entity into which we have consolidated support functions across all of our businesses. We believe that MGS will generate significant savings relative to the cost of maintaining these functions separately in each of our operating companies. A majority of the costs associated with the operation of MGS are allocated to our operating companies. Any unallocated MGS costs are reported as a component of our Corporate and Other segment.

Businesses

Our businesses, in general, are defined by a combination of the following characteristics:

•	ownership of long-lived, high-value physical assets that are difficult to replicate or substitute for;
•	as a platform for the deployment of growth capital;
•	broadly consistent demand for their services over the longer term;
•	relatively high operational leverage, such that increases in top-line growth can generate larger increases in earnings before interest, taxes, depreciation and amortization (EBITDA);
•	the provision of basic, often essential services;
•	generally predictable maintenance capital expenditure requirements; and
•	generally favorable competitive positions, largely due to high barriers to entry, including:
•	high initial development and construction costs;
•	difficulty in obtaining suitable land on which to operate;
•	high costs of customer switching;
•	long-term concessions, leases or customer contracts; and
•	lack of immediate, cost-effective alternatives for the services provided.

The different businesses that comprise our Company exhibit these above characteristics to different degrees at different times. For example, a more macro-economically correlated business like Atlantic Aviation may exhibit more volatility during periods of economic downturn than businesses with substantially contracted revenue streams. While not every business we own will meet all of the general criteria described above, we seek to own a diversified portfolio of businesses that possesses a balance of these characteristics.

In addition to the benefits associated with these characteristics, net margins generated by most of our businesses tend to keep pace with historically normal rates of inflation. The price escalators built into many customer contracts, and the inflation and cost pass-through adjustments that are typically included in pricing, serve to insulate our businesses to a significant degree from the negative effects of inflation and commodity price fluctuations.

Our Manager

We are a party to a Management Services Agreement with Macquarie Infrastructure Management (USA) Inc. (Manager). Our Manager is a member of the Macquarie Group, a diversified international provider of financial, advisory and investment services. The Macquarie Group is headquartered in Sydney, Australia and is a global leader in the management of infrastructure investment vehicles on behalf of third-party investors and an advisor on the acquisition, disposition and financing of infrastructure assets.

Effective November 1, 2018, our Manager waived two portions of the base management fee to which it is entitled under the terms of the Third Amended and Restated Management Services Agreement (Management Service Agreement). Our Manager reserves the right to revoke the waivers and revert to the prior terms of the agreement, subject to providing the Company with not less than a one year notice. We pay our Manager a monthly base management fee of 1% of our equity market capitalization less any cash balances at the holding company. For this, in accordance with the Management Services Agreement, the Manager provides normal ongoing corporate center functions such as facilities, technology, employee benefits and access to services including human resources, legal, finance, tax and accounting among others. Our Manager is responsible for and oversees the management of our operating businesses, subject to the oversight and supervision of our board of directors. Our Manager compensates and has assigned, or seconded, to us employees to serve as our chief executive officer and chief financial officer on a full-time basis. It also compensates and seconds, or makes available, other personnel as required. MIC has no employees at the holding company level.

Our Manager may also earn a performance fee if the quarterly total return (capital appreciation plus dividends) for our stockholders is positive and exceeds the quarterly total return of a U.S. utilities index benchmark both in the quarter and cumulatively. If payable, the performance fee is equal to 20% of the difference between the benchmark return and the total return for our stockholders during the quarter. Per the terms of the Management Services Agreement, our Manager currently reinvests any base management or performance fees in new primary shares of the Company. The Manager may elect to receive either base management or performance fees, if any, in cash but may only change its election during a 20 trading day window following our earnings release. Any change would apply to fees to which it was entitled thereafter.

Our Businesses

Use of Non-GAAP measures

In addition to our results under U.S. GAAP, we use certain non-GAAP measures to assess the performance and prospects of our businesses. In particular, we use EBITDA excluding non-cash items, Free Cash Flow and certain proportionately combined financial metrics. Proportionately combined financial metrics reflect our proportionate interest in our solar and wind facilities, substantially all of which are in discontinued operations.

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

See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Consolidated — Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items, Free Cash Flow and Proportionately Combined Metrics” for further information, including our definition and calculation of EBITDA excluding non-cash items, Free Cash Flow and our proportionately combined metrics and for reconciliations of non-GAAP measures to the most comparable GAAP measures.

IMTT

Industry Overview

Bulk liquid terminals provide important infrastructure in the supply chain for a broad range of liquid commodities (see below). Bulk liquid terminals provide vital logistics services to oil producers and marketers, refiners, chemical manufacturers, food processors and commodity traders. Customers typically pay terminal operators such as IMTT on an ‘availability’ or ‘take or pay’ basis to provide tank capacity, loading and unloading access, and pipeline and trans-loading capacity, and also pay additional fees for ancillary services such as heating, blending and packaging.

A number of factors influence demand for bulk liquid terminals in the U.S. Demand for storage rises and falls according to local and regional consumption. In addition, import and export activity accounts for a material portion of the business. Shippers require storage for the staging, aggregation and/or distribution of products before and after transport. The extent of import/export activity depends on macroeconomic factors, such as currency fluctuations, as well as industry-specific conditions, such as supply and demand imbalances in different geographic regions. Demand for storage is also driven by fluctuations in the current and perceived future price and demand for the product being stored and the resulting temporal price arbitrage.

Potential entrants into the bulk liquid terminals business face several barriers. Strict environmental regulations, availability of suitable land with connectivity to pipeline and transport logistics, including marine, road and rail infrastructure, local community resistance and initial investment costs may limit the construction of new bulk liquid terminals. These barriers are typically higher around waterways near major urban centers. As a consequence, new tanks are generally built where existing docks, pipelines and other infrastructure can support them. However, restrictions on land use, difficulties in securing environmental permits, and the potential for operational bottlenecks due to constraints on related infrastructure may limit the ability of existing terminals to expand the storage capacity of their facilities.

Business Overview

IMTT is one of the largest providers of independent, or third-party, bulk liquid terminal services in the U.S., based on capacity. IMTT handles products consumed by a diverse range of users in both domestic and foreign markets. IMTT stores or handles primarily refined petroleum products, various commodity and specialty chemicals, renewable fuels and vegetable and tropical oils (collectively liquid commodities). Crude oil constitutes an immaterial portion of IMTT’s overall storage and handling operations. The business operates 19 terminals including 17 in the U.S. and two in Canada (one partially owned) with principal operations in the New York Harbor market and on the Lower Mississippi River.

Since our initial investment in IMTT in May 2006, we have deployed capital in the growth and development of additional storage capacity, facilities and related infrastructure (pipes, pumps, docks, etc.) and acquisitions of facilities in Illinois and a portfolio of terminals primarily in the U.S. Southeast. Consistent with IMTT’s strategy below, we expect to be able to continue to deploy capital in the growth and expansion of storage capacity and capabilities and to generate attractive risk-adjusted returns.

IMTT — (continued)

The table below summarizes the revenue generated by product type by IMTT for the year ended December 31, 2018:

Refined Products	Chemical	Renewable/Vegetable & Tropical Oil	Crude Oil	Other
54%	29%	7%	2%	8	%(1)

(1)	Includes 3% of revenues from OMI Environmental Solutions through its date of sale in April 2018.

Following is summary financial information for IMTT ($ in millions):

	As of, and for the Year Ended, December 31,
	2018	2017	2016
Revenue	$510.8	$549.4	$532.5
Net income(1)	65.3	363.0	83.1
EBITDA excluding non-cash items(2)	286.6	326.2	321.9
Total assets	4,020.5	4,109.4	3,978.4

(1)	Net income for 2017 includes the impact of the Tax Cuts and Jobs Act. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — IMTT” in Part II, Item 7, for further discussions.
(2)	See “Business — Our Businesses” in Part I, Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in Part II, Item 7, for further information and a reconciliation of net income (loss) to EBITDA excluding non-cash items.

Locations

As of December 31, 2018, IMTT comprised the following facilities and storage capacity, not including tanks used in packaging, recovery tanks, and/or other storage capacity not typically leased.

Facility	Land	Aggregate Capacity of Storage Tanks in Service (Millions of Barrels)	Percent of Ownership
Facilities in the United States:
Lower Mississippi River Terminals (4)	Owned	20.6	100.0%
Bayonne Terminal	Owned	15.8	100.0%
Other Terminals (12)	Owned	6.9	100.0%
Facilities in Canada:
Quebec City, Quebec	Leased	2.0	100.0%
Placentia Bay, Newfoundland	Leased	3.0	20.1%
Total		48.3

IMTT facilities generally operate 24 hours a day providing customers with prompt access to a wide range of logistical services. In each of its two key markets, IMTT’s scale ensures availability of sophisticated product handling capabilities. IMTT continuously improves speed and flexibility of operations at its facilities by investing in upgrades of its docks, pipelines and pumping infrastructure and facility management systems.

Lower Mississippi River Terminals (48% of gross profit)

On the Lower Mississippi River, IMTT currently operates four terminals (St. Rose, Gretna, Avondale and Geismar). With combined storage capacity of 20.6 million barrels, the four sites give IMTT substantial market share in the storage and handling of refined petroleum products, bulk liquid chemicals, vegetable and tropical oils on the strategically important Lower Mississippi River. These terminals serve a predominantly import/export market.

IMTT — (continued)

The Lower Mississippi River facilities also give IMTT a substantial presence in a key domestic transport hub. The Lower Mississippi River serves as a major transshipment point for agricultural products (such as vegetable and tropical oils) and commodity chemicals (such as methanol) between the central U.S. and the rest of the world. The region also has substantial traffic related to the petroleum industry. Lower Mississippi River refiners and traders send products to other regions of the U.S. and overseas and use IMTT’s Lower Mississippi River facilities to provide aggregation and transshipment services. The Lower Mississippi River facilities also serve as an aggregation point for feedstocks prior to being utilized by refinery and chemical plant processing units located nearby. These facilities enjoy relatively unencumbered marine and road access when compared to other, more congested waterways such as the Houston Ship Channel.

Bayonne Terminal (37% of gross profit)

Located on the Kill Van Kull between New Jersey and Staten Island, New York, the 15.8 million barrel capacity IMTT-Bayonne Terminal occupies an attractive position in New York Harbor where it has substantial market share. New York Harbor serves as the main petroleum distribution hub in the northeast U.S. and a physical settlement site for certain futures contracts traded on the New York Mercantile Exchange (NYMEX). In addition to waterborne shipments, products reach New York Harbor through petroleum product pipelines including the Colonial Pipeline which originates in Houston, Texas. Pipelines also move imports and exports of refined petroleum product to and from New York Harbor and various inland markets. With connections to the Colonial, Buckeye and Harbor refined petroleum product pipelines, as well as rail and road connectivity and blending capabilities, the IMTT-Bayonne Terminal provides its customers with considerable logistical and commercial flexibility.

IMTT-Bayonne has the capability to quickly load and unload the largest bulk liquid transport ships entering New York Harbor which is an important competitive advantage. The U.S. Army Corp of Engineers has dredged the Kill Van Kull channel passing the IMTT-Bayonne docks to 50 feet. IMTT has dredged two of its docks to 47 feet, allowing large vessels to dock, load and unload products. Most of IMTT’s competitors in New York Harbor have facilities located on the southern portion of the Arthur Kill (water depth of approximately 37 feet), and large ships must transfer a portion of their cargoes to barges before docking (a process known as lightering). Lightering increases the cost and time associated with loading and unloading.

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

Independent terminal operators generally compete on the basis of the location, connectivity and versatility of facilities, service and price. The services typically provided by the terminal include, among other things, the safe storage of the product at specified temperature, moisture and other conditions, as well as receipt and delivery from the terminal, all of which must be in compliance with applicable environmental regulations. A terminal with a favorable location will have access to a variety of cost-effective transportation modes, both to and from the terminal. Transportation modes typically include waterways, railroads, roadways and pipelines. A terminal operator’s ability to obtain attractive prices is often dependent on the quality, versatility and reputation of its facilities.

IMTT faces significant competition from a variety of international, national and regional energy companies, including large, diversified midstream entities, global terminal operators and large multi-national energy companies. We believe that IMTT is favorably positioned to compete in the industry due to the strategic location of terminals on the Gulf Coast and in New York Harbor and certain secondary markets, its reputation, the prices charged for its services and the connectivity, quality and versatility of those services. In particular, we believe that IMTT’s proximity to petroleum refineries and chemical plants in both of its key markets and to the very substantial end use market in the Northeast are sources of competitive advantage and provide diversity in our revenue.

IMTT — (continued)

As noted above, we believe that significant barriers to entry exist in the terminalling business. These barriers include significant capital requirements and execution risk, a lengthy permitting and development cycle, financing challenges, a finite number of sites suitable for development, operating expertise and customer relationships.

Customers

IMTT provides bulk liquid terminalling services primarily to oil refiners and marketers, chemical manufacturers, food processors and commodity traders. These customers, in turn, serve a range of end users in both domestic and foreign markets. Within its terminals, IMTT has the ability to repurpose tanks and related infrastructure for various bulk liquid products both to respond to and to anticipate changes in customer demand. IMTT does not depend on a single customer, the loss of which would have a material adverse effect on IMTT.

For the year ended December 31, 2018, approximately 50% of IMTT’s revenue was generated by its top ten customers, of which eight were rated investment grade and two were not rated. Customers typically sign contracts which, among other things, provide for a fixed periodic payment (usually monthly) for access to and use of IMTT’s facilities. These payments may be expressed in terms of cents per barrel of capacity, a dollar amount per unit of infrastructure, or a dollar amount per month. These amounts are payable whether the customer uses the facilities and services or not and does not include additional charges for throughput or ancillary services. In 2018, approximately 80% of IMTT’s revenues were generated from these ‘availability’ style payments.

IMTT is responsible for exercising appropriate care of the products stored at its facilities and believes it maintains adequate insurance with respect to its exposure. IMTT does not have direct material exposure to short-term commodity price fluctuations because it typically does not purchase or market the products that it handles. IMTT’s customers retain title to products stored and have responsibility for securing insurance or self-insuring against loss or fluctuation in value.

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

Few of IMTT’s facilities require significant environmental remediation. Those that do have such efforts overseen by various state and federal agencies. Remediation efforts entail removal of the free product, groundwater control and treatment, soil treatment, repair/replacement of sewer systems, and the implementation of containment and monitoring systems. These remediation activities are expected to continue for an additional ten to twenty years, or more. See “Legal Proceedings” in Part I, Item 3, for further discussions.

Employees

As of December 31, 2018, IMTT (excluding the Newfoundland terminal) had a total of 917 employees, of which 274 employees were unionized. We believe relations with both union and non-union employees at IMTT are generally good.

The day-to-day operations of IMTT are managed by individual terminal managers who are responsible for most aspects of the operations. IMTT’s operations are overseen by senior personnel with significant experience in the bulk liquid terminals industry. Management of the business is headquartered in New Orleans, Louisiana.

Atlantic Aviation

Industry Overview

Fixed based operations (FBOs) primarily service the GA segment of the air transportation industry. Local airport authorities own the airport properties and grant FBO operators a long-term ground lease that includes the right to provide fueling and other services. Fueling services provide the majority of an FBO’s revenue and gross margin.

FBOs often operate in environments with high barriers to entry. Airports tend to have limited physical space for additional FBOs and airport authorities generally do not have an incentive to add FBOs unless there is a significant demand for services that cannot be met by the existing FBO at the airport. Development of a new FBO requires securing airport approvals, completing the design and construction and may involve substantial time and capital. Furthermore, airports typically impose minimum standards with respect to the experience, capital investment and breadth of services provided by the FBO.

The ownership of FBOs in the U.S. is highly fragmented with the majority of facilities individually owned and operated rather than part of networks. Consolidation has been and is expected to continue to be an important feature of the industry as larger networks are able to achieve economies of scale in fuel and insurance purchasing, marketing and back office operations compared with individual owners/operators.

Demand for FBO services is driven by the level of GA flight activity which is defined as the number of take-offs and landings in a given period. We believe GA flight activity will continue to expand at rates broadly consistent with overall economic activity in the U.S.

Business Overview

At December 31, 2018, Atlantic Aviation operated FBOs at 70 airports in the U.S. Atlantic Aviation’s FBOs provide fuel, terminal, aircraft hangaring and other services primarily to owners/operators of GA aircraft, but also to commercial, military, freight and government aviation customers.

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

Following is summary financial information for Atlantic Aviation ($ in millions):

	As of, and for the Year Ended, December 31,
	2018	2017	2016
Revenue	$962.5	$846.4	$740.2
Net income(1)	96.4	124.4	59.5
EBITDA excluding non-cash items(2)	264.7	247.2	225.1
Total assets	1,675.7	1,710.5	1,564.7

(1)	Net income for 2017 includes the impact of the Tax Cuts and Jobs Act. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Atlantic Aviation” in Part II, Item 7, for further discussions.
(2)	See “Business — Our Businesses” in Part I, Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in Part II, Item 7, for further information and a reconciliation of net income (loss) to EBITDA excluding non-cash items.

Atlantic Aviation — (continued)

Operations

Atlantic Aviation operates high-quality facilities and focuses on attracting customers who desire personalized service. Fuel sales generated 60% of gross margin in 2018. Other services, including de-icing, aircraft parking and hangar rental, aircraft cleaning and catering provided the balance. Fuel is stored in tank farms owned either by Atlantic Aviation or by the airport and Atlantic Aviation operates owned or leased refueling vehicles to move fuel from the tank farms to the aircraft being serviced. At some of Atlantic Aviation’s locations, services are also provided to commercial airlines, freight operators, and military and government users. Services provided to the airlines may include refueling from the airline’s own fuel supplies, de-icing and/or ground and ramp handling services.

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

Atlantic Aviation’s EBITDA-weighted average remaining lease length (including leases extendable at Atlantic Aviation’s sole discretion) was 19.9 years and 20.3 years at December 31, 2018 and 2017, respectively. The leases at nine of Atlantic Aviation’s FBOs, collectively accounting for approximately 15.0% of Atlantic Aviation’s gross margin, are expected to be renegotiated and extended within the next five years. No individual FBO generated more than 10% of Atlantic Aviation’s gross margin at December 31, 2018.

The airport authorities have certain termination rights in each of Atlantic Aviation’s leases of the FBO. Standard terms allow for termination if Atlantic Aviation defaults on the terms and conditions of the lease, abandons the property or becomes insolvent or bankrupt. Most of the leases allow for termination if liens are filed against the property. Leases related to fewer than twenty out of the 70 FBOs may be terminated for convenience or other similar reasons. In these cases, generally, there are compensation agreements based on amortization schedules or obligations of the airport authority to make best efforts to relocate the FBO.

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

Atlantic Aviation’s main competitors are Signature Flight Support, Jet Aviation, Million Air, Sheltair Aviation and TAC Air. To our knowledge, other than certain of the competitors listed, no competitor operated more than 20 FBOs in the U.S. at December 31, 2018.

Customers

Atlantic Aviation does not depend on a single customer, the loss of which would have a material adverse effect on the business.

Regulation

The aviation industry is overseen by a number of regulatory agencies, including the Department of Homeland Security, Department of Transportation and Environmental Protection Agency, but its primary regulator is the Federal Aviation Administration (FAA). In addition, local airport authorities also regulate FBOs. The business must comply with federal, state and local environmental statutes and regulations associated in part with the operation of fuel storage tank systems and mobile fueling vehicles. These requirements include tank and pipe testing for tightness, soil sampling for evidence of leaking and remediation of detected leaks and spills.

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

Employees

As of December 31, 2018, the business employed 1,924 people, of which 203 employees were subject to collective bargaining agreements. We believe relations with both union and non-union employees at Atlantic Aviation are generally good.

The day-to-day operations of Atlantic Aviation are managed by individual site managers who are responsible for most aspects of the operations at their site. Atlantic Aviation’s operations are overseen by senior personnel with significant experience in the aviation industry.

MIC Hawaii

Industry Overview

According to the Energy Information Administration, energy consumption in Hawaii is split approximately equally between the transportation market and the industrial/commercial/residential markets. Gas holds approximately 2% share of the Hawaii energy market and serves primarily the residential and commercial markets with applications including water heating, drying, cooking, emergency power generation and other select uses.

Beginning in 2008 with the Hawaii Clean Energy Initiative, the State of Hawaii embarked on a program to be a leader in the development and deployment of clean energy solutions. MIC Hawaii has invested in multiple clean energy projects including the recent commissioning of a renewable natural gas facility that captures and purifies wastewater biogas for injection into the Hawaii Gas utility pipeline on Oahu. MIC Hawaii expects to pursue additional growth opportunities in line with Hawaii’s clean energy goals.

MIC Hawaii — (continued)

Business Overview

MIC Hawaii comprises Hawaii Gas and several smaller businesses collectively engaged in efforts to reduce the cost and improve the reliability and sustainability of energy in Hawaii. From 2006 to 2015, our MIC Hawaii segment consisted solely of Hawaii Gas, a combination of Hawaii’s only government-franchised gas utility and an unregulated liquefied petroleum gas (LPG) distribution business. Founded in 1904, Hawaii Gas serves the State’s approximately 1.4 million residents and 10.0 million visitors across Oahu, Hawaii, Maui, Kauai, Molokai and Lanai (the main islands).

Hawaii Gas’ utility business includes the processing, distribution and sale of synthetic natural gas (SNG) and renewable natural gas (RNG) and the distribution and sale of re-gasified liquefied natural gas (LNG) on the island of Oahu, as well as the distribution and sale of LPG via pipeline on all of the main islands. Hawaii Gas’ unregulated business distributes LPG by truck to individual tanks located on customer sites or distributes LPG in cylinders filled at central locations to customers on all the main islands. Customers include a wide variety of residential, commercial, hospitality, military, public sector and wholesale users.

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

Liquefied Natural Gas (LNG):  LNG is transported to Hawaii in conventional intermodal cryogenic containers from the U.S. mainland. Hawaii Gas utilizes LNG to offset up to 30% of the naphtha used to produce SNG that supplies customers of the regulated utility on Oahu.

Renewable Natural Gas (RNG):  In December 2018, Hawaii Gas commissioned a renewable natural gas facility capable of collecting and purifying biogas from the Honouliuli Wastewater Treatment Plant and injecting it into the utility pipeline distribution system on Oahu. The business continues to evaluate a range of additional renewable feedstock sources including other waste water treatment plants, landfills and locally produced biomass.

Following is summary financial information for MIC Hawaii ($ in millions):

	As of, and for the Year Ended, December 31,
	2018	2017	2016
Revenue	$291.8	$277.9	$233.9
Net (loss) income(1)	(13.1)	25.4	35.7
EBITDA excluding non-cash items(1)(2)	37.3	60.6	62.8
Total assets	501.1	532.1	501.7

(1)	Includes the write-down of our investment in the previously owned design-build mechanical contractor business for the year ended December 31, 2018.
(2)	See “Business — Our Businesses” in Part I, Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in Part II, Item 7, for further information and a reconciliation of net income (loss) to EBITDA excluding non-cash items.

MIC Hawaii — (continued)

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

On December 21, 2018, the HPUC issued its Final Decision and Order in the rate case filed by Hawaii Gas in August 2017, authorizing an increase in regulated revenue of $8.9 million or 8.4%. This is consistent with the HPUC’s Interim Decision and Order issued in June 2018 that approved new rates effective July 1, 2018.

Other Regulations.  In addition to regulating utility rates, the HPUC acts on requests for the acquisition, sale, disposition or other exchange of utility properties, including mergers and consolidations; acts on requests for financings; and approves material supply contracts.

Competition

Depending upon the end-use, Hawaii Gas competes with electric generators as well as other gas providers. Electricity in Hawaii is generated by four electric utilities and various independent power producers. In addition, residential and some commercial customers in Hawaii have increased the rate at which they are installing solar photovoltaic generating capacity.

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

Hawaii Gas’ Non-Utility Business.  Hawaii Gas sells LPG in an unregulated market on the main islands of Hawaii. There are several other wholesale and smaller retail distributors that compete in the LPG market. Hawaii Gas believes it has a competitive advantage because of its established customer base, storage facilities, distribution network and reputation for reliable service.

Fuel Supply, SNG Plant and Distribution System

Fuel Supply

Hawaii Gas sources naphtha feedstock for its SNG plant from Par Hawaii Refining, LLC (Par) pursuant to a contract that expires in December 2020. The majority of Hawaii Gas’ LPG is purchased from an off-island supplier. Hawaii Gas sources LNG from a U.S. mainland supplier pursuant to a contract that expires in July 2021. RNG is purchased from the City and County of Honolulu under a fixed rate contract that expires in December 2024.

MIC Hawaii — (continued)

SNG Plant and Distribution System (Utility Business)

Hawaii Gas processes and distributes SNG from a plant located on the west side of Oahu. A 22-mile transmission pipeline links the SNG plant to a distribution system at Pier 38 in south Oahu. From Pier 38, a pipeline distribution system consisting of approximately 900 miles of distribution and service pipelines transports gas to customers. On islands other than Oahu, LPG is distributed by direct deliveries from an off-island shipper and by barge from Oahu to holding facilities or base-yards on those islands. It is then distributed via pipelines to utility customers. Approximately 90% of the Hawaii Gas pipeline system is on Oahu.

Distribution System (Non-Utility Business)

The non-utility business of Hawaii Gas provides LPG to customers on each of the main islands that are not connected to Hawaii Gas’ utility pipeline system. The majority of Hawaii Gas’ non-utility customers are on islands other than Oahu. LPG is transported to these islands by direct deliveries from an off-island shipper and by barge from Oahu. Hawaii Gas also owns the infrastructure by which it distributes LPG to its customers, including harbor pipelines, trucks, several holding facilities and storage base-yards on Kauai, Maui and Hawaii.

Environmental Permits

The businesses of MIC Hawaii require environmental operating permits, the most significant of which are air and wastewater permits required for the Hawaii Gas SNG plant.

Employees

As of December 31, 2018, MIC Hawaii had 330 employees, of which 215 are subject to the terms of collective bargaining agreements. We believe relationships with both union and non-union employees are generally good.

Corporate and Other

Corporate and Other comprises MIC Corporate, our shared services center and other smaller businesses.

The financial results for MIC Corporate also reflect the costs associated with operating as a public company. These include primarily the fees paid in connection with the evaluation of various investment and acquisition/disposition opportunities, fees paid to the New York Stock Exchange, fees paid to our external auditors and advisors and the cost of Director’s and Officer’s insurance. Other corporate center costs including the salaries, benefits and incentives paid to individuals seconded to MIC, together with the cost of our facilities, technology and services provided to the holding company by the Manager, are covered in the Fees to Manager — related party line item.

In 2017, we formed and staffed MGS, a shared services center that provides common administrative functions including payroll processing, health and benefit plan administration, information technology, procurement, tax, legal and certain finance and accounting functions to the businesses in our portfolio. Substantially all of the costs associated with the operation of MGS are allocated to each of our operating companies. Any unallocated MGS costs are reported as a component of our Corporate and Other segment.

Corporate and Other — (continued)

Other businesses within Corporate and Other include those that do not meet the criteria for being a reportable segment on a standalone basis. These include a business relationship with a third party renewables developer, the Company’s joint venture with a developer of solar power facilities and other smaller businesses. Prior to October 2018, these businesses were reported as part of the Contracted Power segment. Following the sale of BEC and the commencement of a sale process involving substantially all of our portfolio of solar and wind power generation businesses, the Contracted Power segment has been eliminated.

Employees

As of December 31, 2018, Corporate and Other had 142 employees at MGS. MIC Corporate has no employees as our Manager seconds those individuals who serve as our chief executive officer and chief financial officer on a full-time basis and makes other personnel available as required.

Consolidated

Our Employees

As of December 31, 2018, our consolidated businesses employed approximately 3,300 people, of which approximately 20% were subject to collective bargaining agreements.

AVAILABLE INFORMATION

We file annual, quarterly and current reports, proxy statements and other information with the SEC. The SEC maintains a website that contains annual, quarterly and current reports, proxy and information statements and other information that issuers (including Macquarie Infrastructure Corporation) file electronically with the SEC. The SEC’s website is www.sec.gov.

Our website is www.macquarie.com/mic. You can access our Investor Center through this website. We make available free of charge, on or through our Investor Center, our proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, or the Exchange Act, as amended, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. We also make available through our Investor Center the statements of beneficial ownership of shares filed by our Manager, our directors and officers, any holders of 10% or more of our shares outstanding and others under Section 16 of the Exchange Act.

You can also find information on the About MIC page on our website where we post documents including:

•	Amended and Restated Bylaws of Macquarie Infrastructure Corporation;
•	Third Amended and Restated Management Services Agreement;
•	Corporate Governance Guidelines;
•	Code of Business Conduct;
•	Charters for our Audit Committee, Compensation Committee and Nominating and Governance Committee;
•	Policy for Stockholder Nomination of Candidates to Become Directors of Macquarie Infrastructure Corporation; and
•	Information for Stockholder Communication with our Board of Directors, our Audit Committee and our Lead Independent Director.

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

Should economic, equity and credit market conditions, collectively or individually, become disrupted, our ability to raise equity or obtain capital, to repay or refinance credit facilities at maturity, pay significant capital expenditures, pay, maintain or grow dividends or fund growth may be costly and/or impaired. Our access to debt financing in particular will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to our industry, our credit history and credit capacity, as well as the historical performance of our businesses and lender perceptions of their and our financial prospects. In the event that we are unable to obtain debt financing, particularly as significant credit facilities mature, our internal sources of liquidity may not be sufficient.

Economic conditions may also increase our counterparty risk, particularly in those businesses whose revenues are determined under multi-year contracts, such as IMTT. Should conditions deteriorate, we would expect to see increases in counterparty defaults and/or bankruptcies, which could result in an increase in bad debt expense and may cause our operating results to decline.

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

Continued economic expansion and reductions in unemployment rates and the tightening of labor markets could increase the cost of operating any or all of our businesses or make it more difficult to recruit and retain those with appropriate skillsets. In a tight labor market it may take longer to identify and hire additional employees and such delays could, in turn, increase fees paid to recruiting firms or the amount of overtime paid to existing employees. A tightening labor market may also drive the cost of retaining employees with appropriate skillsets higher to the extent we face increased competition from employers willing or able to pay higher wages.

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

Our operations require significant growth capital expenditures and a failure to make such capital expenditures could have a material adverse effect on our business, financial condition, operating results and prospects.

An important part of our strategy is the prudent deployment of capital to grow our existing businesses and develop and acquire additional businesses. Our ability to deploy capital depends on a number of variables including (i) commodity prices; (ii) customer demand; (iii) competitive and economic conditions; (iv) availability of suitable land on which to operate; (v) ability to obtain required regulatory approvals; and (vi) availability of capital. Our sources of growth capital include capital retained by our businesses, debt or equity issuances, and proceeds from the sales of businesses or assets. We may not generate sufficient cash or be able to arrange additional financing to fund our future growth needs on terms acceptable to us or at all. Our ability to arrange financing, if needed, will depend on, among other factors, our credit ratings, leverage, financial and operating performance, general economic, financial, and regulatory conditions and prevailing capital market conditions. Many of these factors are beyond our control. If we incur significant additional indebtedness, or if we do not continue to generate sufficient cash from our operations, our credit ratings could be adversely affected, which would likely increase our future borrowing costs and could affect our ability to access additional capital. If we fail to deploy growth capital as planned, we may be unable to, among other things, expand our businesses to meet competitive challenges; take advantage of strategic acquisition and development opportunities; upgrade our facilities and systems; and create stockholder value. Any or all of these could have a material adverse effect on our businesses, financial condition, operating results and prospects. In addition, under current law, certain capital expenditures are eligible for accelerated depreciation for U.S. federal income tax purposes. If we fail to take advantage of this accelerated depreciation when prudent to do so, our tax position could be materially adversely impacted.

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

With the exception of our airport services business, our businesses generally possess one or more of the following characteristics: generally stable demand; long-term contracts; regulated operations; and inflation linked revenue. Our airport services business generates revenue and cash flows in a way that is broadly reflective of the economic health of the country. To the extent we invest in or acquire or develop businesses with revenue and cash generating capacity that is similarly GDP sensitive or businesses that do not possess these characteristics, our financial results could become more volatile and our share price could decline as a result of an increase in the real or perceived risk.

If borrowing costs increase or if debt terms become more restrictive, the cost of refinancing and servicing our debt will increase, reducing our profitability and ability to freely deploy capital or pay dividends to stockholders.

The majority of our indebtedness matures within four to seven years. Refinancing this debt may result in substantially higher interest rates or credit margins or substantially more restrictive covenants. Each of these could limit operational flexibility or reduce dividends and/or distributions from our operating businesses to us, which would have an adverse impact on our ability to freely deploy capital and continue to pay, maintain or grow dividends to our stockholders. We cannot provide assurance that we or the other owners of any of our businesses will be willing or able to make capital contributions to repay some or all of the debt if required.

The interest rates under our credit facilities may be impacted by the phase-out of LIBOR.

LIBOR, the London Interbank Offered Rate, is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rates on loans globally. We generally use LIBOR as a reference rate to calculate interest rates under our credit facilities. In 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if LIBOR will cease to exist at that time or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index, the Secured Overnight Financing Rate (SOFR), calculated using short-term repurchase agreements backed by Treasury securities. SOFR is observed and backward looking, unlike LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not take into account bank credit risk (as is the case with LIBOR). SOFR also may be more volatile than LIBOR. Whether or not SOFR, or another alternative reference rate, attains market traction as a LIBOR replacement tool remains in question. If LIBOR ceases to exist, we may need to renegotiate our credit agreements to replace LIBOR with an agreed upon replacement index, and certain of the interest rates under our credit agreements may change. The new rates may not be as favorable to us as those in effect prior to any LIBOR phase-out. We may also find it desirable to engage in more frequent interest rate hedging transactions.

Our holding company level debt could adversely affect our results of operations, cash flows and financial condition, limit our operational and financing flexibility and negatively impact our business. As a holding company, we are dependent on the ability of our businesses to make distributions to us to pay our expenses, pay dividends and repay indebtedness.

At December 31, 2018, we had outstanding $752.4 million of convertible senior notes and had available a $600.0 million senior secured revolving credit facility, which was undrawn. These holding company level debt instruments increase our interest payments and could have significant adverse effects on our business, including:

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

We source engines, boilers, chillers, cogeneration systems and other complex components from third-party suppliers and engage third-party contractors for the construction of power projects. We typically enter into contracts with our suppliers and contractors on a project-by-project basis and do not maintain long-term contracts with our suppliers or contractors. Therefore, we are generally exposed to price fluctuations and availability of products and components sourced from our suppliers and construction services procured from our contractors. In light of changing market dynamics and government policies, the price and availability of certain products have been subject to significant volatility in recent years. Increases in the prices of products and components, decreases in their availability, fluctuations in construction, labor and installation costs, or changes in the terms of our relationships with our suppliers and contractors may increase the cost of procuring equipment and engaging contractors and hence materially adversely affect our results of operations, cash flows and financial condition.

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

Our inability to realize targeted cost savings or maintain agreed upon service levels at our shared services center may negatively impact our business.

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

The current U.S. administration has voiced concerns about imports from countries that it perceives as engaging in unfair trade practices, has increased tariffs on certain goods imported into the United States from those countries, including China and other countries from which we import components or raw materials, and has raised the possibility of imposing significant, additional tariff increases. The announcement of tariffs on imported products by the U.S has triggered retaliatory actions from certain foreign governments, including China, and may trigger retaliatory actions by other foreign governments, potentially resulting in a “trade war”. A “trade war” or other governmental action related to tariffs or international trade agreements or policies could increase our costs, reduce the demand or opportunity to deploy growth capital in our businesses at attractive rates of return, limit the amount of raw materials, components and other products that we can import, restrict our customers’ ability to deploy growth capital or transport products and therefore decrease demand for certain of our services, and/or adversely affect the U.S. economy or certain sectors thereof and, thus, adversely impact our businesses.

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

As of December 31, 2018, approximately 20% of our businesses’ employees were covered by collective bargaining agreements. These agreements have staggered expirations over the next several years. Although we believe our employee relations to be generally good, a prolonged work stoppage, strike or other slowdown at any facility with union employees could significantly disrupt our operations and could have a material adverse effect on our business, results of operations, cash flows or financial condition. In addition, we cannot ensure that upon the expiration of existing collective bargaining agreements, new agreements will be reached without union action or that any such new agreements will be on terms satisfactory to us. Any renegotiation of labor agreements could significantly increase our costs for wages, healthcare and other benefits.

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

IMTT’s operations in particular are subject to complex, stringent and expensive environmental regulations, including compliance with emission limitations and/or air permits, and future compliance costs are difficult to estimate with certainty. IMTT also faces risks relating to the handling and transportation of significant amounts of hazardous materials. Failure to comply with regulations or other claims may give rise to interruptions in operations and civil or criminal penalties and liabilities that could adversely affect the profitability of this business and the distributions it makes to us, as could significant unexpected compliance costs. Further, these rules and regulations are subject to change and compliance with any changes could result in a restriction of the activities of our businesses, significant capital expenditures and/or increased ongoing operating costs.

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

Delays in the government budget process or a government shutdown may adversely affect our operating results.

Certain of our businesses provide services to government customers, often under long-term contracts. Any delay in the federal or state government budget process or a federal or state government shutdown may result in our incurring substantial costs without reimbursement under these contracts for extended periods. In addition, our businesses rely on obtaining and maintaining government permits, licenses, concessions and leases. Governmental budget delays or government shutdowns could also negatively impact our ability to timely obtain approvals and consents needed to operate and grow our businesses. Any of these consequences could have an adverse impact on our operating results.

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

A period of low energy prices, or what has been characterized as an “oil” or “energy” glut, may not drive an increase in economic activity and capital investment. If instead it constrains growth in economic activity and capital investment, and/or results in an economic slowdown, demand for products and services provided by our airport services and/or bulk liquid terminal businesses may flatten or decline. A decline in the performance of these businesses could result in a decline in the value of our shares.

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

Although our businesses tend to produce stable financial results owing to a preponderance of contracted/concession based revenues and the provision of generally essential services, each operates in an environment which can generate seasonal variations in results. Our bulk liquid terminals business may generate incrementally more cash during cold weather months as a result of increased heating, throughput of certain products such as heating oil or the reduction in maintenance expenses. Our aviation services business may generate relatively more cash during cold weather months as a result of increased GA traffic into bases in Florida and the intermountain West. Our gas production and distribution business may generate incrementally more cash during the peak tourism periods in Hawaii between mid-December and the end of March and from mid-June through mid-September. To the extent that our businesses collectively appear to generate more cash flows in the first quarter of the year, such performance, if annualized, could result in an overly optimistic estimate of the value of our shares.

Security breaches or interruptions in our information systems, the loss or misappropriation of confidential information, or cyber-attacks on our facilities or those of third parties on which we rely, could materially adversely affect our business.

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

If our information technology systems, or the information technology systems of third parties on which we rely, cease to function properly or our cybersecurity is breached, we could suffer disruptions to our normal operations in a variety of ways, including among others: (i) unauthorized access to our facilities or a cyber-attack on our automated systems, or the power grids or communications networks we use, that could cause operational disruption and potential environmental hazards; (ii) a cyber-attack on third party transportation systems that could result in supply chain disruptions, prevent our IMTT customers from transporting product to us for storage, or prevent our Hawaii Gas business from transporting product to its customers; and (iii) a cyber-attack on power generation facilities or refineries that could significantly impact prices and demand in the commodities markets. Any or all of these events could materially adversely affect our operating results. Additionally, certain cyber incidents may remain undetected for an extended period. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.

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

Our recent sale of BEC, and the pending sale of substantially all of our portfolio of solar and wind facilities, subjects us to various risks and uncertainties.

In October 2018, we concluded the sale, through a subsidiary, of BEC. Our subsidiary has indemnified the buyer, subject to the terms and limitations in the purchase and sale agreement, for breaches of representations, warranties and covenants in the purchase and sale agreement, and we have guaranteed our subsidiary’s payment and certain post-closing indemnity obligations. In addition, following the sale, our portfolio of businesses is now less diversified and our exposure to the risks inherent in our remaining businesses has increased. The reduction in overall diversification could cause a rating agency to modify their view of the risk profile of the Company and such modification could lead to a reduction in the rating applied to the Company.

Risks Related to IMTT

IMTT’s business is dependent on the demand for bulk liquid terminal services in the markets it serves.

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

Global demand for heavy oils has declined in recent years, and the demand for light transportation fuels, tropical oils and vegetable oils has increased. In addition, recent backwardation (meaning the futures prices for commodities are below the current, or spot, prices) has reduced the demand for storage by commodities traders. These trends have had, and are expected to continue to have, an adverse impact on the demand for a segment of IMTT’s services. If IMTT is unable to successfully repurpose some of its capacity to accommodate the products for which demand is high, increase supply chain efficiencies and upgrade certain other capabilities to enhance service, the demand for IMTT’s services may materially decrease and IMTT’s results of operations, cash flows and financial condition may be materially adversely affected.

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

Recent trends in the demand for certain products stored at IMTT’s facilities, as well as recent pricing trends in the commodities futures markets, have had, and are expected to continue to have, an adverse impact on the demand for IMTT’s services. See risk factor “IMTT’s business is dependent on the demand for bulk liquid terminal services in the markets it serves” above. If IMTT is unable to successfully repurpose some of its capacity and upgrade certain of its other capabilities to address these trends, the level of contract renewals by IMTT customers may materially decrease, which may have a material adverse effect on IMTT’s results of operations, cash flows and financial condition.

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

As of December 31, 2018, IMTT’s ten largest customers by revenue generated approximately 50% of its revenue. The loss of one or more of these customers for any reason, including, but not limited to, insolvency, industry consolidation or deconsolidation or changes in market conditions, could result in a reduction in storage capacity utilization in the event such capacity is not leased to other customers and may adversely affect IMTT’s revenue and profitability and the distributions it makes to us.

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

As of December 31, 2018, Atlantic Aviation had $1,025.0 million of its term loan debt outstanding and a senior secured revolving credit facility that was not drawn. The terms of these debt arrangements require compliance with certain operating and financial covenants. The ability of Atlantic Aviation to meet its respective debt service obligations and to refinance or repay their outstanding indebtedness will depend primarily upon cash flows generated by this business.

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

Risks Related to MIC Hawaii

Hawaii Gas is exposed to the effects of changing commodity prices that have a history of price volatility. To the extent that these costs cannot be hedged or passed on to customers, both in the short-term or the long-term, the business’ gross margin and cash flows will be adversely affected.

The profitability of Hawaii Gas is based on the margin of sales prices over costs. Since LPG and LNG, as well as feedstock for the SNG plant are commodities, changes in global supply of and demand for these products can have a significant impact on costs. Hawaii Gas has no control over these costs, and, to the extent that these costs cannot be hedged or passed on to customers, the business’ results of operations, cash flows and financial condition could be adversely affected.

The operations of Hawaii Gas are subject to a variety of competitive pressures and the actions of competitors could have a materially adverse effect on operating results.

Other energy resources, including diesel, solar, geo-thermal and wind, may be substituted for gas in certain end-use applications, particularly if the price of gas increases relative to competing resources, whether due to higher costs or otherwise. Customers could, for a number of reasons, including increased gas prices, lower costs of alternative generation resources or convenience, meet their energy needs through other energy sources. This could have an adverse effect on the business’ results of operations, cash flows and financial condition.

Hawaii Gas relies on its SNG plant, including its transmission pipeline, for a significant portion of its sales. Disruptions at that facility could adversely affect the business’ ability to serve customers.

Disruptions at the SNG plant resulting from mechanical or operational issues or power failures could affect the ability of Hawaii Gas to produce SNG. Most of the utility sales on Oahu are of SNG and all SNG is produced at the Oahu plant. Hawaii Gas has redundant production systems in place, however, disruptions to both the primary and redundant production systems could have a significant adverse effect on Hawaii Gas’ results of operations, cash flows and financial condition.

Hawaii Gas obtains its primary feedstock for its SNG plant from a refinery located on Oahu and sources its LPG supply from an off-island distributor. Supply disruptions may have an adverse effect on the operations of the business.

The extended unavailability of the refinery that supplies SNG feedstock, or the inability to purchase LPG from off-island sources, could adversely affect operations. The business has a limited ability to store LPG, and any disruption in supply may cause a depletion of LPG stocks. All supply disruptions of SNG or LPG, if occurring for an extended period, could materially adversely impact the business’ results of operations, cash flows and financial condition.

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

As part of our acquisition, the business agreed to 14 regulatory conditions with the HPUC that address a variety of matters including: a requirement that Hawaii Gas and HGC Holdings LLC’s (HGC) ratio of consolidated debt to total capital does not exceed 65%; and a requirement to maintain $20.0 million in readily-available cash resources at Hawaii Gas, HGC or MIC. The business is currently in compliance with these conditions, however, future non-compliance with these or other HPUC regulatory conditions, could adversely impact the business.

Hawaii has implemented a renewable portfolio standard (RPS) for utility electric generation, currently at 15% through 2020, with periodic increases resulting in a 100% goal by 2045. In recent Hawaii legislative sessions, lawmakers have proposed bills that have included an RPS for utility gas. The enaction of 2018 legislation requiring the State to be carbon neutral by 2045 or a potential RPS for utility gas usage or supply could result in supply disruptions, increased energy costs to ratepayers or a negative impact on Hawaii Gas’ future financial performance.

Hawaii’s geographic location includes an abundance of renewable electric energy resources which, combined with state and federal tax incentives and regulatory tariffs, has resulted in significant growth of rooftop solar and a growing number of utility scale electric generation projects that support the State’s electric utilities in meeting Hawaii’s RPS. The production of renewable natural gas in Hawaii is limited by comparatively fewer local feedstocks, limited tax incentives and the economic importation of renewable natural gas is unproven. As part of its existing regulatory reporting requirements, Hawaii Gas provides the HPUC the annual percentage of feedstock and quantity of gas produced from non-petroleum feedstock. The Hawaii legislature or municipal governments could impose a gas RPS, enact other restrictive legislation or impose changes to building codes, which may result in increased energy costs to the business and its customers, and disruptions in supply or restrict future business.

Hawaii Gas seeks to grow its renewable feedstocks to increase the percentage of RNG distributed to its customers. This initiative exposes Hawaii Gas to new technology, supply, counterparty and regulatory risks that could impact the performance of the business.

Hawaii Gas continues to pursue a range of renewable resources for conversion into pipeline quality gas in scalable quantities. These initiatives include the current contract for recovery of biogas from the Honouliuli waste water treatment plant as well as ongoing commercial negotiations to source biogas from additional waste water treatment plants, landfills and biomass producers. Blending of RNG with existing fuels and integrating RNG into the Hawaii Gas’ pipeline network may present technical challenges resulting in project delays, cost overruns or pipeline disruptions. Use of RNG also has the risk of supply fluctuations due to the organic digestion processes inherent in its production. These technical and supply risks may impact the performance of the business.

Hawaii Gas’ LNG initiatives include regulatory, environmental, contractual and market-based risks.

Hawaii Gas has invested in the evaluation and planning for LNG import, storage and distribution program to supply various end markets including the marine and transportation sectors. In August 2015, Hawaii’s Governor announced that his administration is opposed to LNG for electricity generation, the largest potential LNG market. The LNG project is subject to ongoing implementation risks including but not limited to: the timely issuance of necessary permits; licenses and approvals by governmental agencies and third parties; unanticipated changes in market demand or supply; site difficulties; environmental conditions; delays of critical equipment and materials; and commercial arrangements to transport and distribute LNG. If the project is delayed or cancelled, the actual cost of planning and implementation may increase beyond the amounts currently estimated in our capital and operating budgets.

Because of its geographic location, Hawaii, and in turn the MIC Hawaii businesses, are subject to earthquakes, volcanos and certain weather risks that could materially disrupt operations.

Hawaii is subject to earthquakes, volcanic activity and certain weather risks, such as hurricanes, floods, heavy and sustained rains and tidal waves that could materially disrupt operations. Because MIC Hawaii’s business properties, such as the SNG plant, SNG transmission line and several storage facilities, are close to the ocean, weather-related disruptions to operations are possible. In addition, earthquakes and volcanic activity may cause disruptions. These events could damage the business’ assets or could result in wide-spread damage to its customers, thereby reducing the volumes of gas sold and, to the extent such damages are not covered by insurance, adversely impacting the business’ results of operations, cash flows and financial condition.

Reductions in U.S. military spending could result in a reduction in demand for gas in Hawaii.

The U.S. military has a significant presence in Hawaii and has contributed to its economy. To the extent that federal spending cuts, including voluntary or mandatory cuts in U.S. military spending results in a reduced military presence in Hawaii, such reductions could reduce the demand for gas and new construction in Hawaii.

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

The Jones Act requires that all goods transported by water between U.S. ports be carried in U.S.-flag ships and that they meet certain other requirements. The business has time charter agreements for the only two Jones Act qualified barges available in Hawaii capable of carrying large volumes of LPG. If the barges are unable to transport LPG from Oahu and the business is not able to secure off-island sources of LPG or obtain an exemption to the Jones Act that would permit importation of a sufficient quantity of LPG from the mainland U.S., the business could be adversely affected. If the barges require refurbishment or repair at a greater frequency than forecast, cash outflows for capital costs could adversely impact Hawaii Gas’ results of operations, cash flows and financial condition.

Generation underperformance at individual projects within MIC Hawaii could lead to financial penalties or contract terminations under existing off-take agreements.

Certain distributed generation projects have minimum production clauses included in their respective PPAs. These minimum production levels are specified in each respective contract. Failure to meet these minimum production levels, could result in liquidated damages, other financial penalties, or contract termination which could negatively impact the business’ results of operations, cash flows and financial condition.

Certain MIC Hawaii projects depend on electric interconnection and transmission facilities that we do not own or control and that are potentially subject to transmission constraints. If these facilities fail to provide adequate transmission capacity, MIC Hawaii projects may be restricted in their ability to deliver electricity to customers.

MIC Hawaii’s generation facilities depend on the electricity grid interconnection and transmission facilities owned and operated by others to deliver the power they generate. Certain off-taker contracts include limited provisions that allow for occasional curtailment of electricity generated by MIC Hawaii due to the limitations of the transmission system or electricity grid. Any constraints on, or the failure of, interconnections or transmission facilities could prevent MIC Hawaii from selling power and could adversely affect MIC Hawaii’s results of operations, cash flows and financial condition.

MIC Hawaii depends on counterparties, including O&M providers and power purchasers, performing in accordance with their agreements. If they fail to so perform, our MIC Hawaii businesses could incur losses of revenue or additional expenses and business disruptions.

Counterparties to long-term agreements within MIC Hawaii may not perform their obligations in accordance with such agreements. Should they fail to perform, due to financial difficulty or otherwise, MIC Hawaii may be required to seek alternative O&M providers. The failure of any of the parties to perform in accordance with these agreements could adversely affect MIC Hawaii’s results of operations, cash flows and financial condition.

MIC Hawaii’s failure to uphold its obligations as managing member at the relevant facilities could adversely affect MIC Hawaii’s result of operations, cash flows and financial condition.

As managing member, MIC Hawaii is obligated to perform certain actions, including providing certain reporting items to its co-investor and the filing of correct and timely tax returns. As managing member, MIC Hawaii is also obligated to refrain from performing certain actions, including selling its interest to certain entities that would result in adverse economic outcomes to MIC Hawaii and its co-investor due to tax regulations. If MIC Hawaii were to cause an adverse tax outcome for its co-investor, MIC Hawaii could be liable. MIC Hawaii’s failure to perform its obligations or to take any actions contrary to its obligations under any or all operating LLC agreements could adversely affect MIC Hawaii’s results of operations, cash flows and financial condition.

Risks Related to Having an External Manager

We are subject to the terms and conditions of the Management Services Agreement between us and our Manager; our Manager may revoke its fee waiver.

We cannot unilaterally amend the Management Services Agreement between us and our Manager. Changes in the compensation of our Manager, certain rights held by our Manager or other components of the Management Services Agreement require the approval of our Manager and limit our ability to make changes without the consent of the Manager that could be beneficial to stockholders generally.

Effective November 1, 2018, our Manager waived two portions of the base management fee to which it was entitled under the terms of the Management Services Agreement. Our Manager reserves the right to revoke the waiver and revert to the prior terms of the Management Services Agreement, subject to providing us with at least one year’s notice. If our Manager chooses to revoke the waiver in the future, the base management fee payable to our Manager will increase, which will result in additional dilution of existing stockholders (to the extent our Manager reinvests the additional fee amounts in our common stock) or reduce our cash (to the extent our Manager does not so reinvest the additional fee amounts).

Our Manager owns a significant portion of our outstanding stock. A sale of all or a portion of the common stock owned by our Manager could be interpreted by the equity markets as a lack of confidence in our prospects.

Our Manager, in its sole discretion, determines whether to reinvest base management and performance fees, if any, in shares of our common stock and whether to hold or sell those securities. From May 2018 through September 2018, the Manager bought 5,987,100 shares in the open market. Reinvestment of base management and performance fees, if any, in additional common stock would increase our Manager’s ownership stake in our Company. At December 31, 2018, our Manager owned 14.54% of our outstanding shares. Our Manager has sold, and is expected to continue to sell from time to time, our common shares that it acquires upon reinvestment of fees. If our Manager decides to reduce its position in our Company, such sales may be interpreted by some market participants as a lack of confidence in our Company and put downward pressure on the market price of our common stock. Sales of shares of common stock by our Manager would increase the available supply and could decrease the price if demand is insufficient to absorb such sales.

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

Our Manager is paid a base management fee based on our market capitalization and potentially performance fees based on the total return generated on behalf of equity holders relative to a U.S. utilities index benchmark. Our Manager, in its sole discretion, may elect to retain base management fees and performance fees, if applicable, paid in cash or to reinvest such payments in additional common stock. In the event our Manager chooses not to reinvest the fees to which it is entitled in additional shares of common stock, the amount paid will reduce the cash that may otherwise be distributed as a dividend to all stockholders or used in our Company’s operations. In the event our Manager chooses to reinvest the fees to which it is entitled in additional common stock, effectively returning the cash to us, such reinvestment and the issuance of new shares of common stock will dilute existing stockholders by the increase in the percentage of common stock owned by our Manager. Either option may adversely impact the market for our shares.

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

Our Manager has the right, under the Management Services Agreement, to resign at any time with 90 days’ notice, whether we have found a replacement manager or not. In addition, our Manager could re-assign or remove the CEO and/or the CFO from their positions and responsibilities at our Company without our board of directors’ approval and with little or no notice. If our Manager resigns or our CEO and/or CFO are removed, we may not be able to find a new external manager or hire internal management with similar expertise within 90 days to provide the same or equivalent services on acceptable terms, or at all. If we are unable to do so quickly, our operations are likely to experience a disruption, our financial results could be adversely affected, perhaps materially, and the market price of our common stock may decline substantially. In addition, the coordination of our internal management, acquisition activities and supervision of our businesses are likely to suffer if we were unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our Manager and its affiliates.

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

We periodically disclose our expected annual cash dividend growth rate and other financial metrics. This reflects our judgment at the time, but as with any estimate, it may be affected by known and unknown risks and uncertainties and inaccurate assumptions, many of which are beyond our control. See “Forward-Looking Statements.” If the payment of dividends at the anticipated level would leave us with insufficient cash to take timely advantage of growth opportunities (including through acquisitions), to meet any large unanticipated liquidity requirements, to fund our operations, or otherwise to address properly our business prospects, our board of directors, which determines our business strategy and our dividend policy, might have to choose between addressing those matters or reducing our anticipated dividends, and the board could determine to reduce our dividends. If dividends are reduced below anticipated levels, our stock price could be significantly adversely affected.

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

We value constructive input from our stockholders and the investment community. However, there is no assurance that the actions taken by our board of directors and management in seeking to maintain constructive engagement with our stockholders will be successful. Certain of our shareholders may express views with respect to the operation of our business, our business strategy, corporate governance considerations or other matters that are contrary to ours. Responding to these, or to actions that may be taken by activist stockholders can be costly and time-consuming, disruptive to our operations and divert the attention of management and our employees. The perceived uncertainties as to our future direction due to activist actions could affect the market price of our securities, result in the loss of potential business opportunities and make it more difficult to attract and retain qualified personnel, board members and business partners.

We are currently subject to purported securities class action and shareholder derivative lawsuits and could become subject to other similar actions in the future, the unfavorable outcome of which could have a materially adverse impact our business or results of operations.

In April 2018, two lawsuits seeking to establish class actions were filed against us and certain current and former officers of ours and one of our subsidiaries. These lawsuits allege violations of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder and knowing material misstatements and omissions in our public disclosures concerning our business and the sustainability of our dividend to stockholders. In addition, three shareholder derivative complaints were filed asserting derivative claims on behalf of the Company against certain current and former officers and directors, arising out of the same subject matter at issue in the securities class action lawsuits. While we intend to vigorously defend against these lawsuits, there is no assurance that we will be successful in the defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of the actions. In addition, we are obligated to indemnify and incur legal expenses on behalf of current and former officers under certain circumstances. These lawsuits, and any similar proceedings or claims that may be brought against us in the future, may divert management resources and cause us to incur substantial costs, and any unfavorable outcome could result in payment of damages and could damage our reputation, any or all of which could have a material adverse impact our business and results of operations.

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

We identified a material weakness in our internal control over financial reporting which, if not remediated could result in loss of investor confidence and adversely impact our stock price.

Effective internal controls are necessary for us to provide reliable and accurate financial statements. As further described in Part II, Item 9A “Controls and Procedures,” management has concluded that, because of a material weakness at Atlantic Aviation relating to non-credit card fuel revenues, our internal control over financial reporting was not effective as of December 31, 2018. We are implementing remedial measures and we expect that the remediation of this material weakness will be completed prior to the end of fiscal year 2019. However, we cannot be certain that these measures will be successful or that we will be able to prevent future significant deficiencies or material weaknesses. If we are unable to remediate the material weakness, or are otherwise unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected, which could cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our stock and our access to capital. In addition, implementing any appropriate changes to internal controls will result in additional expenses.

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

Our total assets reflect a substantial amount of goodwill and other intangible assets. At December 31, 2018, goodwill and other intangible assets, net, represented 38.0% of our total assets. Goodwill and other intangible assets were primarily recognized as a result of the acquisitions of our businesses. Other intangible assets consist primarily of airport operating rights, customer relationships and trade names. On at least an annual basis we assess whether there has been any impairment in the value of goodwill and other intangible assets when there are triggering events or circumstances. If the carrying value of the tested asset exceeds its estimated fair value, impairment is deemed to have occurred. In this event, the intangible is written down to fair value. Under current accounting rules, this would result in a charge to reported earnings. We have recognized significant impairments in the past, and any future determination requiring the write-off of a significant portion of goodwill or other intangible assets would negatively affect our reported earnings and total capitalization, and could be material.

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

Risks Related to Taxation

We have significant federal NOL carryforwards that may be fully utilized in 2019 or subsequent years. After they are utilized, we could be subject to payment of substantial federal income taxes, which would reduce our distributable Free Cash Flow.

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

We have $152.0 million in federal NOL carryforwards at December 31, 2018. While we have concluded that all of the NOLs will more likely than not be realized, there can be no assurance that we will utilize the NOLs generated to date or any NOLs we might generate in the future. In addition, we have incurred state NOLs and have provided a valuation allowance against a portion of those. As with our federal NOLs, there is also no assurance that we will utilize those state losses or future losses that may be generated. Further, the State of Louisiana has imposed limitations on the ability of NOL carryforwards to offset current year income. There can be no assurance that other states will not suspend or limit the use of NOL carryforwards.

Recent changes to U.S. tax laws may adversely affect our results of operations and financial condition and create the risk that we may need to adjust our accounting for these changes.

The Tax Cut and Jobs Act made significant changes to U.S. tax laws and includes numerous provisions that affect businesses, including ours. For instance, as a result of lower corporate tax rates, the Tax Cut and Jobs Act tends to reduce both the value of deferred tax assets and the amount of deferred tax liabilities. It also limits interest rate deductions and the amount of NOLs that can be used each year and alters the expensing of capital expenditures. The Tax Cut and Jobs Act is unclear in certain respects and will require interpretations and implementing regulations by the IRS, as well as state tax authorities, and the Tax Cut and Jobs Act could be subject to amendments and technical corrections, any of which could lessen or increase the adverse (and positive) impacts of the Tax Cut and Jobs Act. The accounting treatment of these tax law changes is complex, and some of the changes may affect both current and future periods.

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

Atlantic Aviation owns or leases a number of vehicles, including fuel trucks and other equipment needed to provide service to customers. Routine maintenance is performed on this equipment and a portion is replaced as appropriate to ensure continued safe and efficient operations and the maintenance of service level standards. Management believes the equipment is generally well maintained and adequate for present operations. Changes in market conditions allowed Atlantic Aviation to move to purchasing or procuring capital leases for larger equipment. Atlantic Aviation believes that these assets are a core part of the business and have long useful lives making ownership desirable if conditions permit.

MIC Hawaii

Hawaii Gas owns real property and equipment including: its SNG plant on Oahu and the land on which it sits; several LPG storage yards on islands other than Oahu; approximately 1,000 miles of underground piping, of which approximately 900 miles are on Oahu; and a 22-mile transmission pipeline from the SNG plant to Pier 38 in Honolulu. In addition, MIC Hawaii has controlling interests in operating solar facilities and distributed energy products.

A summary of selected properties follows for the MIC Hawaii businesses. For more information regarding MIC Hawaii’s operations, see “Our Businesses — MIC Hawaii — Fuel Supply, SNG Plant and Distribution System” in Part I, Item 1.

The following represents the properties owned or leased by the Hawaii Gas business.

Island	Description	Use	Own/Lease
Oahu	SNG plant and land	Production of SNG	Own
Oahu	Kamakee Street buildings and maintenance yard	Engineering, maintenance facility, warehouse	Own
Oahu	LPG baseyard	Storage facility for tanks and cylinders	Lease
Oahu	Topa Fort Street Tower	Executive offices	Lease
Oahu	Various holding tanks	Store and supply LPG to utility customers	Lease
Maui	Office, tank storage facilities and baseyard	Island-wide operations	Lease
Kauai	Office	Island-wide operations	Own
Kauai	Tank storage facility and baseyard	Island-wide operations	Lease
Hawaii	Office, tank storage facilities and baseyard	Island-wide operations	Own

The following represents the properties leased by the other businesses within MIC Hawaii.

Project Name	Facility	Location	Ownership or Lease Information
Waihonu	Solar	Oahu, HI	Long-term property lease until 2036.
GWE Solar-Storage	Solar with Battery Storage	Hawaii, HI	Long-term site leases until 2037.
SW Cogen	Combined Heat and Power	Oahu, HI	Long-term site lease until 2028.

Corporate and Other

MGS leases an office building in Plano, Texas that currently expires in December 2024.

ITEM 3. LEGAL PROCEEDINGS

There are no legal proceedings pending that we believe will have a material adverse effect on us. We are involved in ordinary course legal, regulatory, administrative and environmental proceedings that are incidental to our businesses. Typically, expenses associated with these proceedings are covered by insurance.

IMTT Bayonne — Remediation

The Bayonne, New Jersey terminal, portions of which have been acquired over a 30-year period, have pervasive remediation requirements that were assumed at the time of purchase from the various former owners. One former owner retained environmental remediation responsibilities for a purchased site and shares in other remediation costs. These remediation requirements are documented in two memoranda of agreement and an administrative consent order with the State of New Jersey. Remediation efforts entail removal of free product, soil treatment, repair/replacement of sewer systems, and the implementation of containment and monitoring systems. These remediation activities are estimated to span a period of ten to twenty or more years and cost from $30.0 million to $65.0 million. The cost of the remediation activities at the terminal are estimated based on currently available information, in undiscounted U.S. dollars and is inherently subject to relatively large fluctuation.

Shareholder Litigation

On April 23, 2018, a complaint captioned City of Riviera Beach General Employees Retirement System v. Macquarie Infrastructure Corp., et al., Case 1:18-cv-03608 (VSB), was filed in the United States District Court for the Southern District of New York. A substantially identical complaint captioned Daniel Fajardo v. Macquarie Infrastructure Corporation, et al., Case No. 1:18-cv-03744 (VSB) was filed in the same court on April 27, 2018. Both complaints assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder on behalf of a putative class consisting of all purchasers of MIC common stock between February 22, 2016 and February 21, 2018. The named defendants in both cases are the Company and four current or former officers of MIC and one of its subsidiaries, IMTT Holdings LLC. The complaints in both actions allege that the Company and the individual defendants knowingly made material misstatements and omitted material facts in its public disclosures concerning the Company’s and IMTT’s business and the sustainability of the Company’s dividend to stockholders. On January 30, 2019, the Court issued an opinion and order consolidating the two cases, appointing Moab Partners, L.P. (Moab) as Lead Plaintiff, approving Moab’s selection of lead counsel, and directing Moab to file a consolidated amended complaint within 30 days. The Company intends to vigorously contest the claims asserted in the consolidated cases, which the Company believes are entirely meritless.

On August 9, 2018, a shareholder derivative complaint captioned Phyllis Wright v. Liam Stewart, et al., Case No. 1:18-cv-07174 (VSB), was filed in the United States District Court for the Southern District of New York. A substantially identical complaint captioned Raymond Greenlee v. James Hooke, et al., Case No. 1:18-cv-09339 (VSB) was filed in the same court on October 12, 2018. A third and substantially similar shareholder derivative complaint captioned Kim Johnson v. Liam Stewart, et al., Case No. 1:18-cv-011062 (VSB) was filed in the same court on November 27, 2018. Each of the shareholder derivative complaints assert derivative claims on behalf of the Company against certain of its current and former officers and directors arising out of the same subject matter at issue in the City of Riviera Beach and Fajardo complaints discussed above. The causes of action asserted include violation of Section 14(a) of the Securities Exchange Act of 1934, breach of fiduciary duties, waste of corporate assets, unjust enrichment, and aiding and abetting breach of fiduciary duty. A motion to consolidate the three actions is currently pending.

Proceedings in the Wright, Greenlee and Johnson cases are otherwise stayed pending resolution of an anticipated motion to dismiss the securities class actions described above. The Company expects that the named defendants will vigorously contest the claims asserted in the Wright, Greenlee and Johnson complaints.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

Market Information

Our shares are traded on the NYSE under the symbol “MIC”. As of February 15, 2019, we had 85,860,351 shares issued and outstanding that we believe were held by approximately 326 holders of record.

The following represents the Company’s relative share price performance from January 1, 2014 through December 31, 2018.

MSCI US Utilities(1) Index
Russell 1000
MIC
Index Levels
200
180
160
140
120
100
80
60
40
20
-
Jan-14
Jul-14
Jan-15
Jul-15
Jan-16
Jul-16
Jan-17
Jul-17
Jan-18
Jul-18
Jan-19
MIC
Russell 1000
MSCI US Utilities Index

(1) The MSCI U.S. Utilities index is the benchmark index against which MIC's total return is measured when determining the generation of a performance fee. This index is a total return index and the graph above shows the increase (decrease) in return from January 1, 2014.

Securities Authorized for Issuance Under Equity Compensation Plans

The table below sets forth information with respect to shares authorized for issuance as of December 31, 2018:

Plan Category	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Under Column (a)) (c)
Equity compensation plans approved by stockholders(1)	23,646	$—	(1)
Equity compensation plans not approved by stockholders	—	—	—
Total	23,646	$—	(1)

(1)	Information in column (a) represents the number of shares issuable upon the vesting of director stock units pursuant to our 2014 Independent Directors Equity Plan (2014 Plan), which was approved in 2014. Only the Company’s independent directors may participate in the 2014 Plan. The only type of award that may be granted under the 2014 Plan is an award of director shares. Each share is an unsecured promise to transfer one share on the settlement date, subject to satisfaction of the applicable terms and conditions. The units vest on the day prior to the following year’s annual meeting. The Company granted 3,846 restricted stock units to each of its independent directors elected at the 2018 annual stockholders’ meeting. In September 2018, the Company appointed two new independent directors and granted 2,208 restricted stock units to each of its new independent directors. The maximum number of shares available for issuance under the 2014 Plan is 300,000 shares, with a balance of 248,664 shares remaining available for issuance at December 31, 2018. The aggregate grant date fair value of awards granted to an independent director during any single fiscal year (excluding awards made at the election of the independent director in lieu of all or a portion of annual and committee cash retainers) may not exceed $350,000. The 2014 Plan does not provide a formula for the determination of awards and the Compensation Committee will have the authority to determine the size of all awards under 2014 Plan, subject to the limits on the number of shares that may be granted annually.

The Company’s 2016 Omnibus Employee Incentive Plan provides for the issuance of equity awards covering up to 500,000 shares of common stock to employees, consultants and service providers. Types of awards include stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, cash-based awards and other stock-based awards. At December 31, 2018, 500,000 shares of common stock were available to be issued under this Plan.

Dividend Policy

We intend to provide investors with the benefits of access to a portfolio of infrastructure businesses that we believe will, as a result of inflation-linked escalators and the provision of basic services to customers, generate growing amounts of cash flow over time. Consistent with this, we intend to distribute the majority of the cash generated from operations of our businesses as a quarterly cash dividend.

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

Since January 1, 2017, MIC has paid or declared the following dividends:

Declared	Period Covered	$ per Share	Record Date	Payable Date
February 14, 2019	Fourth quarter 2018	$1.00	March 4, 2019	March 7, 2019
October 30, 2018	Third quarter 2018	1.00	November 12, 2018	November 15, 2018
July 31, 2018	Second quarter 2018	1.00	August 13, 2018	August 16, 2018
May 1, 2018	First quarter 2018	1.00	May 14, 2018	May 17, 2018
February 19, 2018	Fourth quarter 2017	1.44	March 5, 2018	March 8, 2018
October 30, 2017	Third quarter 2017	1.42	November 13, 2017	November 16, 2017
August 1, 2017	Second quarter 2017	1.38	August 14, 2017	August 17, 2017
May 2, 2017	First quarter 2017	1.32	May 15, 2017	May 18, 2017
February 17, 2017	Fourth quarter 2016	1.31	March 3, 2017	March 8, 2017

Fourth Quarter of 2018 Dividend

The MIC Board has authorized a quarterly cash dividend of $1.00 per share for the quarter ended December 31, 2018. Together with the dividends for the first three quarters for 2018, this represents a cumulative 2018 dividend of $4.00 per share.

Tax Treatment of 2018 Dividends

The Company has determined that 65.5% of the dividends paid in the year ended December 31, 2018 were characterized as a dividend for U.S. federal income tax purposes. The remaining 34.5% of dividends paid were characterized as returns of capital.

Future dividends, if any, may be characterized as either dividends or returns of capital depending on the earnings and profits of the Company as determined in accordance with the Internal Revenue Code. Holders of MIC shares are encouraged to seek their own tax advice with regard to their investment in MIC.

ITEM 6. SELECTED FINANCIAL DATA

The selected financial data includes the results of operations, cash flows and balance sheet data for the years ended, and as of, December 31, 2018, 2017, 2016, 2015 and 2014 for our consolidated group, with the results of businesses acquired during those five years being included from the date of each acquisition. The selected financial data for each of the five years in the period ended December 31, 2018 have been derived from the consolidated financial statements of the Company, as adjusted for the presentation of discontinued operations. The information below should be read in conjunction with the consolidated financial statements (and notes thereto) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7.

	Year Ended December 31,
	2018	2017	2016	2015	2014
	($ In Thousands, Except Share and Per Share Data)
STATEMENT OF OPERATIONS DATA:
Revenue
Service revenue	$1,515,149	$1,445,832	$1,288,562	$1,288,501	$1,035,195
Product revenue	246,384	222,955	213,470	226,952	264,621
Total revenue	1,761,533	1,668,787	1,502,032	1,515,453	1,299,816
Cost and expenses
Cost of services	712,082	624,214	524,423	551,029	525,298
Cost of product sales	178,822	143,787	119,440	150,053	189,012
Selling, general and administrative	328,464	306,664	277,628	274,611	256,935
Fees to Manager – related party	44,866	71,388	68,486	354,959	168,182
Goodwill impairment	3,215	—	—	—	—
Depreciation	193,659	178,292	175,518	169,753	83,684
Amortization of intangibles	68,314	63,825	60,997	97,935	41,852
Total operating expenses	1,529,422	1,388,170	1,226,492	1,598,340	1,264,963
Operating income (loss)	232,111	280,617	275,540	(82,887)	34,853
Interest income	788	83	86	32	89
Interest expense	(112,626)	(86,999)	(95,613)	(94,666)	(64,567)
Equity in earnings and amortization charges of investee	—	—	—	—	26,147
Gain from acquisition/divestiture of businesses(1)	—	—	—	—	948,137
Other (expense) income, net	(6,194)	10,566	17,765	222	(3,248)
Net income (loss) from continuing operations before income taxes	114,079	204,267	197,778	(177,299)	941,411
(Provision) benefit for income taxes	(49,451)	229,503	(69,313)	56,622	55,846
Net income (loss) from continuing operations	$64,628	$433,770	$128,465	$(120,677)	$997,257
Discontinued Operations(2)
Net income (loss) from discontinued operations before income taxes	$31,748	$17,691	$28,348	$(1,669)	$73,498
(Provision) benefit for income taxes	(2,128)	4,651	(1,944)	8,539	(31,472)
Net income from discontinued operations	29,620	22,342	26,404	6,870	42,026
Net income (loss)	$94,248	$456,112	$154,869	$(113,807)	$1,039,283
Net income (loss) from continuing operations	$64,628	$433,770	$128,465	$(120,677)	$997,257
Less: net (loss) income attributable to noncontrolling interests	(3,452)	(409)	(3,608)	586	1,726
Net income (loss) from continuing operations attributable to MIC	$68,080	$434,179	$132,073	$(121,263)	$995,531

	Year Ended December 31,
	2018	2017	2016	2015	2014
	($ In Thousands, Except Share and Per Share Data)
Net income from discontinued operations	$29,620	$22,342	$26,404	$6,870	$42,026
STATEMENT OF OPERATIONS DATA:
Less: net (loss) income attributable to noncontrolling interests	(38,821)	5,319	2,096	(5,856)	(4,471)
Net income from discontinued operations attributable to MIC	$68,441	$17,023	$24,308	$12,726	$46,497
Net income (loss) attributable to MIC	$136,521	$451,202	$156,381	$(108,537)	$1,042,028
Basic income (loss) per share from continuing operations attributable to MIC	$0.80	$5.22	$1.63	$(1.55)	$15.80
Basic income per share from discontinued operations attributable to MIC	0.80	0.20	0.30	0.16	0.74
Basic income (loss) per share attributable to MIC	$1.60	$5.42	$1.93	$(1.39)	$16.54
Weighted average number of shares outstanding: basic	85,233,989	83,204,404	80,892,654	77,997,826	62,990,312
Diluted income (loss) per share from continuing operations attributable to MIC	$0.80	$4.94	$1.55	$(1.55)	$15.38
Diluted income per share from discontinued operations attributable to MIC	0.80	0.19	0.30	0.16	0.72
Diluted income (loss) per share attributable to MIC	$1.60	$5.13	$1.85	$(1.39)	$16.10
Weighted average number of shares outstanding: diluted	85,249,865	91,073,362	82,218,627	77,997,826	64,925,565
Cash dividends declared per share	$4.00	$5.56	$5.05	$4.46	$3.8875

	Year Ended December 31,
	2018	2017	2016	2015	2014
	($ In Thousands)
STATEMENT OF CASH FLOWS DATA:
Cash flow from continuing operations
Cash provided by operating activities	$473,160	$464,106	$488,127	$360,607	$207,086
Cash used in investing activities	(156,344)	(421,064)	(287,526)	(238,217)	(1,216,476)
Cash (used in) provided by financing activities	(389,376)	70,462	(138,415)	302,144	858,358
Net (decrease) increase in cash, cash equivalents and restricted cash from continuing operations	$(72,560)	$113,504	$62,186	$424,534	$(151,032)
Cash flow from discontinued operations(2)
Cash provided by operating activities	$46,268	$64,928	$71,668	$19,827	$8,671
Cash provided by (used in) investing activities	614,892	(135,757)	(85,733)	(207,647)	152,112
Cash used in financing activities	(30,881)	(32,359)	(28,485)	(264,414)	(224,937)
Net increase (decrease) in cash, cash equivalents and restricted cash from discontinued operations	$630,279	$(103,188)	$(42,550)	$(452,234)	$(64,154)

	As of December 31,
	2018	2017	2016	2015	2014
	($ In Thousands)
BALANCE SHEET DATA:
Current assets from continuing operations	$772,651	$270,731	$208,934	$178,528	$199,717
Current assets held for sale(2)	647,652	36,914	35,734	38,041	31,761
Total current assets	1,420,303	307,645	244,668	216,569	231,478
Property, equipment, land and leasehold improvements, net	3,141,407	3,197,407	2,963,247	2,869,353	2,799,529
Intangible assets, net	788,761	851,751	822,197	863,691	949,264
Goodwill	2,043,320	2,047,040	2,002,781	1,995,583	1,990,018
Noncurrent assets held for sale(2)	—	1,550,948	1,475,868	1,342,358	581,379
Total assets	$7,443,781	$8,008,951	$7,559,253	$7,308,804	$6,567,739
Current liabilities from continuing operations	$520,798	$205,300	$195,840	$261,077	$193,295
Current liabilities held for sale(2)	317,178	50,665	55,169	47,713	31,037
Total current liabilities	837,976	255,965	251,009	308,790	224,332
Deferred income taxes	680,938	644,914	904,179	826,935	848,684
Long-term debt, net of current portion	2,652,748	2,991,654	2,473,477	2,226,240	2,049,804
Noncurrent liabilities held for sale(2)	—	603,037	643,291	601,029	333,563
Total liabilities	$4,327,454	$4,658,248	$4,411,719	$4,106,362	$3,597,571
Stockholders’ equity	$2,964,602	$3,153,692	$2,952,894	$3,030,190	$2,787,163

(1)	Represents gain from the acquisition of the remaining 50% interest in IMTT from the remeasuring to fair value of the Company’s previous 50% ownership interest.
(2)	See Note 5, “Discontinued Operations and Dispositions”, in our consolidated financial statements in “Financial Statements and Supplementary Data” in Part II, Item 8, of this Form 10-K.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following discussion of the financial condition and results of operations of Macquarie Infrastructure Corporation should be read in conjunction with the consolidated financial statements and the notes to those statements included elsewhere herein.

Recent Developments

Business Divestitures

In November 2018, we completed the sale of the design-build mechanical contractor business previously reported within the MIC Hawaii segment. Prior to the sale, we wrote-down the value of our investment in the previously owned design-build mechanical contractor of approximately $30.0 million to reflect its underperformance.

In October 2018, we completed the sale of BEC and received cash of $657.4 million, net of the assumption of the outstanding debt balance of $243.5 million by the buyer and subject to post-closing working capital adjustments. We have used the proceeds from the sale of BEC and cash on hand to pay down the majority of the outstanding balances on our and our businesses’ revolving credit facilities. We may redraw the majority of these facilities in the future to fund a portion of our planned growth capital deployments. For further discussions on use of BEC proceeds, see “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Liquidity and Capital Resources — Financing Activities from Continuing Operations”.

In October 2018, we commenced a sale process involving substantially all of our portfolio of solar and wind facilities. We believe a sale of these assets and the redeployment of the proceeds will maximize value relative to attempting to continue to expand the portfolio through acquisitions. The sale process is expected to be concluded in the second quarter of 2019.

Discontinued Operations — Presentation

Effective October 1, 2018, BEC and substantially all of our portfolio of solar and wind power generation businesses were classified as discontinued operations and our Contracted Power segment was eliminated. The remaining renewable power development businesses have been reported as components of Corporate and Other. All prior comparable periods have been restated to reflect this change. For additional information, see Note 5, “Discontinued Operations and Dispositions”, in our consolidated financial statements in “Financial Statements and Supplementary Data” in Part II, Item 8, of this Form 10-K.

Results of Operations

Consolidated

Our consolidated results reflect a decrease in the contribution from IMTT primarily as a result of the non-renewal of certain contracts for bulk liquid storage and handling services and the absence of deferred revenue recognized in 2017 in connection with the termination of a construction project. The decrease was partially offset by contributions from an acquisition of a portfolio of storage terminals completed in the third quarter of 2017.

Our consolidated results also reflect increased contributions from our Atlantic Aviation business. Atlantic Aviation benefited from contributions from acquisitions, hangar rentals and ancillary fees.

MIC Hawaii’s contribution declined primarily as a result of the underperformance of the previously owned design-build mechanical contractor, and the write-down of our investment in that business, together with cost increases at Hawaii Gas. These factors were partially offset by incremental regulated revenue generated by Hawaii Gas as a result of the settlement of the general rate case in June 2018.

Results for Corporate and Other for the year ended December 31, 2018 reflect the absence of implementation costs incurred in 2017 related to our shared services facility, and the benefit of reductions in procurement costs in 2018. The absence of the implementation expenses was partially offset by the cost of advisory and other services incurred in connection with addressing shareholder matters in 2018 and higher

Results of Operations: Consolidated — (continued)

costs related to the evaluation of various investment and acquisition/disposition opportunities, primarily related to the sale of BEC. Corporate and Other also reflects a year over year increase in fee income from a developer of renewable power projects during the year ended December 31, 2018.

Capital deployed into acquisitions by each of IMTT and Atlantic Aviation in 2017, as well as growth investments generally, contributed to revenue and EBITDA excluding non-cash items to our overall results for the year ended December 31, 2018.

Contributions from discontinued operations increased primarily from BEC as a result of the plant expansion completed in May 2018 and improved wind resources.

	Year Ended December 31,			Change (From 2017 to 2018) Favorable/(Unfavorable)		Change (From 2016 to 2017) Favorable/(Unfavorable)
	2018	2017	2016	$	%	$	%
	($ In Thousands, Except Share and Per Share Data) (Unaudited)
Revenue
Service revenue	$1,515,149	$1,445,832	$1,288,562	69,317	4.8	157,270	12.2
Product revenue	246,384	222,955	213,470	23,429	10.5	9,485	4.4
Total revenue	1,761,533	1,668,787	1,502,032	92,746	5.6	166,755	11.1
Costs and expenses
Cost of services	712,082	624,214	524,423	(87,868)	(14.1)	(99,791)	(19.0)
Cost of product sales	178,822	143,787	119,440	(35,035)	(24.4)	(24,347)	(20.4)
Selling, general and administrative	328,464	306,664	277,628	(21,800)	(7.1)	(29,036)	(10.5)
Fees to Manager – related party	44,866	71,388	68,486	26,522	37.2	(2,902)	(4.2)
Goodwill impairment	3,215	—	—	(3,215)	NM	—	—
Depreciation	193,659	178,292	175,518	(15,367)	(8.6)	(2,774)	(1.6)
Amortization of intangibles	68,314	63,825	60,997	(4,489)	(7.0)	(2,828)	(4.6)
Total operating expenses	1,529,422	1,388,170	1,226,492	(141,252)	(10.2)	(161,678)	(13.2)
Operating income	232,111	280,617	275,540	(48,506)	(17.3)	5,077	1.8
Other income (expense)
Interest income	788	83	86	705	NM	(3)	(3.5)
Interest expense(1)	(112,626)	(86,999)	(95,613)	(25,627)	(29.5)	8,614	9.0
Other (expense) income, net	(6,194)	10,566	17,765	(16,760)	(158.6)	(7,199)	(40.5)
Net income from continuing operations before income taxes	114,079	204,267	197,778	(90,188)	(44.2)	6,489	3.3
(Provision) benefit for income taxes	(49,451)	229,503	(69,313)	(278,954)	(121.5)	298,816	NM
Net income from continuing operations	$64,628	$433,770	$128,465	(369,142)	(85.1)	305,305	NM
Discontinued Operations
Net income from discontinued operations before income taxes	$31,748	$17,691	$28,348	14,057	79.5	(10,657)	(37.6)
(Provision) benefit for income taxes	(2,128)	4,651	(1,944)	(6,779)	(145.8)	6,595	NM
Net income from discontinued operations	$29,620	$22,342	$26,404	7,278	32.6	(4,062)	(15.4)
Net income	$94,248	$456,112	$154,869	(361,864)	(79.3)	301,243	194.5
Net income from continuing operations	$64,628	$433,770	$128,465	(369,142)	(85.1)	305,305	NM
Less: net loss attributable to noncontrolling interests	(3,452)	(409)	(3,608)	3,043	NM	(3,199)	(88.7)
Net income from continuing operations attributable to MIC	$68,080	$434,179	$132,073	(366,099)	(84.3)	302,106	NM
Net income from discontinued operations	$29,620	$22,342	$26,404	7,278	32.6	(4,062)	(15.4)
Less: net (loss) income attributable to noncontrolling interests	(38,821)	5,319	2,096	44,140	NM	(3,223)	(153.8)
Net income from discontinued operations attributable to MIC	$68,441	$17,023	$24,308	51,418	NM	(7,285)	(30.0)
Net income attributable to MIC	$136,521	$451,202	$156,381	(314,681)	(69.7)	294,821	188.5
Basic income per share from continuing operations attributable to MIC	$0.80	$5.22	$1.63	(4.42)	(84.7)	3.59	NM
Basic income per share from discontinued operations attributable to MIC	0.80	0.20	0.30	0.60	NM	(0.10)	(33.3)
Basic income per share attributable to MIC	$1.60	$5.42	$1.93	(3.82)	(70.5)	3.49	180.8
Weighted average number of shares outstanding: basic	85,233,989	83,204,404	80,892,654	2,029,585	2.4	2,311,750	2.9

Results of Operations: Consolidated — (continued)

NM — Not meaningful

(1)	Interest expense includes gains on derivative instruments of $7.6 million and $2.2 million and losses on derivative instruments of $2.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Year Ended December 31, 2018 Compared with Year Ended December 31, 2017

Revenue

Consolidated revenues increased for the year ended December 31, 2018 compared with the year ended December 31, 2017 primarily as a result of, (i) an increase in the wholesale cost of jet fuel sold at Atlantic Aviation; (ii) an increase in the volume and the wholesale cost of propane and synthetic natural gas sold at Hawaii Gas; and (iii) contributions from acquisitions. The increase in revenue for the year ended December 31, 2018 was partially offset by the decrease in revenue at IMTT due to the decline in utilization and lower average storage rates and the absence of deferred revenue recognized in 2017 in connection with the termination of a construction project.

Cost of Services and Product Sales

Consolidated cost of services and product sales increased for the year ended December 31, 2018 compared with the year ended December 31, 2017 primarily due to, (i) an increase in the wholesale cost of jet fuel at Atlantic Aviation; (ii) an increase in the wholesale cost of propane and synthetic natural gas and lower margins at MIC Hawaii; and (iii) incremental costs associated with various acquisitions and developments. The changes in consolidated cost of services and product sales also reflect higher unrealized losses on commodity hedges at Hawaii Gas (see “Results of Operations — MIC Hawaii” below).

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the year ended December 31, 2018 compared with the year ended December 31, 2017 primarily due to, (i) incremental costs associated with acquired and developed businesses; (ii) higher costs related to the evaluation of various investment and acquisition/disposition opportunities, primarily related to the sale of BEC; and (ii) approximately $4.0 million of costs incurred for advisory services in connection with addressing shareholder matters. The increases in selling, general and administrative expenses were partially offset by the absence of costs incurred during 2017 in connection with the implementation of our shared services center.

Fees to Manager

Our Manager is entitled to a monthly base management fee based primarily on our market capitalization and potentially a quarterly performance fee based on total stockholder returns relative to a U.S. utilities index. For the years ended December 31, 2018 and 2017, we incurred base management fees of $44.9 million and $71.4 million, respectively. No performance fees were incurred in any of the above periods. The unpaid portion of base management fees and performance fees, if any, at the end of each reporting period is included in the line item Due to Manager-related party in our consolidated balance sheets.

Results of Operations: Consolidated — (continued)

In all of the periods shown below, our Manager elected to reinvest any fees to which it was entitled in additional shares. In accordance with the Third Amended and Restated Management Services Agreement, our Manager has currently elected to reinvest future base management fees and performance fees, if any, in new primary shares.

Period	Base Management Fee Amount ($ in Thousands)	Performance Fee Amount ($ in Thousands)	Shares Issued
2018 Activities:
Fourth quarter 2018	$8,753	$—	220,208	(1)
Third quarter 2018	12,333	—	269,286
Second quarter 2018	10,852	—	277,053
First quarter 2018	12,928	—	265,002
2017 Activities:
Fourth quarter 2017	$16,778	$—	248,162
Third quarter 2017	17,954	—	240,674
Second quarter 2017	18,433	—	233,394
First quarter 2017	18,223	—	232,398
2016 Activities:
Fourth quarter 2016	$18,916	$—	230,773
Third quarter 2016	18,382	—	232,488
Second quarter 2016	16,392	—	232,835
First quarter 2016	14,796	—	234,179

(1)	Our Manager elected to reinvest all of the monthly base management fees for the fourth quarter of 2018 in shares. We issued 220,208 shares for the quarter ended December 31, 2018, including 60,048 shares that were issued in January 2019 for the December 2018 monthly base management fee.

Goodwill Impairment

During the year ended December 31, 2018, we wrote-off the goodwill balance related to the previously owned design-build mechanical contractor.

Depreciation

Depreciation expense increased for the year ended December 31, 2018 compared with the year ended December 31, 2017 primarily as a result of contributions from acquisitions and assets placed in service.

Amortization of Intangibles

Amortization of intangibles increased for the year ended December 31, 2018 compared with the year ended December 31, 2017 primarily due to write-off of intangible assets related to the previously owned design-build mechanical contractor.

Interest Expense and Gains on Derivative Instruments

Interest expense includes gains on derivative instruments of $7.6 million and $2.2 million for the years ended December 31, 2018 and 2017, respectively. Gains on derivatives recorded in interest expense are attributable to the change in fair value of interest rate hedging instruments. For the year ended December 31, 2018, interest expense also included the non-cash write-off of deferred financing costs at Atlantic Aviation related to the December 2018 refinancing of its term loan and revolving credit facility. Excluding the derivative adjustments and the write-off of deferred financing costs, cash interest expense was $98.4 million and $80.3 million for the years ended December 31, 2018 and 2017, respectively. The increase in cash interest expense reflects primarily a higher average debt balance and an increase in the weighted average interest rate. See discussions of interest expense for each of our operating businesses below.

Results of Operations: Consolidated — (continued)

Other (Expense) Income, net

Other (expense) income, net decreased primarily due to the write-down of our investment in the previously owned design-build mechanical contractor during the quarter ended September 30, 2018, partially offset by higher fee income from a developer of renewable power during 2018.

Discontinued Operations

Income from discontinued operations increased primarily due to (i) the change in tax rates imposed on certain entities by the Tax Cuts and Jobs Act; (ii) contribution from the BEC plant expansion; and (iii) improved wind resources.

Income Taxes (including Continuing and Discontinued Operations)

We file a consolidated federal income tax return that includes the financial results of IMTT, Atlantic Aviation, MIC Hawaii, BEC through the date of sale, and our allocable share of the taxable income (loss) from the solar and wind facilities in discontinued operations. The solar and wind facilities in which we own less than 100% of the equity interest are held in limited liability companies and treated as partnerships for tax purposes. Pursuant to a tax sharing agreement, the businesses included in our consolidated federal income tax return pay MIC an amount equal to the federal income tax each would have paid on a standalone basis as if they were not part of the consolidated federal income tax return. In addition, our businesses file income tax returns and may pay taxes in the state and local jurisdictions in which they operate.

The change from income tax benefit for the year ended December 31, 2017 to income tax expense for the year ended December 31, 2018 is primarily due to the impact of the Tax Cut and Jobs Act in 2017. The Tax Cut and Jobs Act required the revaluation of the net deferred tax liability which resulted in a tax benefit of $312.3 million (primarily at IMTT and Atlantic Aviation).

For the year ended December 31, 2018, current taxable income, including income from discontinued operations, is expected to be approximately $220.0 million, which includes the gain on sale of BEC as well as the loss on the sale of the design-build mechanical contractor in the MIC Hawaii segment.

For the year ended December 31, 2018, any consolidated federal income tax liabilities our businesses generated are expected to be fully offset by net operating loss (NOL) carryforwards. Our federal NOL carryforward at December 31, 2018 was $152.0 million. The amount of any federal income tax otherwise payable in 2019 is expected to be reduced by tax benefits associated with planned capital deployment of approximately $275.0 million to $300.0 million. Gains from potential sale of assets concluded in 2019 would increase our federal income tax payable.

In addition, we expect our businesses collectively to pay state/provincial income taxes of approximately $21.0 million in 2018, including the expected taxes due on the sale of BEC. In calculating our consolidated state income tax provision, we have provided a valuation allowance for certain state income tax NOLs, the use of which is uncertain.

Valuation allowance:

At December 31, 2018 and 2017, we did not have a valuation allowance for our consolidated federal NOL carryforwards. In calculating our consolidated income tax provision, we reduced our valuation allowance by $4.4 million to $1.1 million at December 31, 2018 for certain foreign tax credits and state income tax NOL carryforwards, the utilization of which is not assured beyond a reasonable doubt.

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

Results of Operations: Consolidated — (continued)

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

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the year ended December 31, 2017 compared with the year ended December 31, 2016 primarily due to (i) $9.3 million of costs incurred in connection with the evaluation of various investment and acquisition opportunities; (ii) $8.5 million of costs incurred in connection with the implementation of our shared services center; and (iii) incremental costs associated with acquired businesses.

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

Interest Expense and Gains (Losses) on Derivative Instruments

Interest expense includes gains on derivative instruments of $2.2 million and losses on derivative instruments of $2.5 million for the years ended December 31, 2017 and 2016, respectively. For the year ended December 31, 2016, interest expense also included the non-cash write-off of deferred financing costs at Atlantic Aviation related to the October 2016 refinancing of its term loan and revolving credit facility and at Hawaii Gas related to the February 2016 refinancing of its $80.0 million term loan and its $60.0 million revolving credit facility. Excluding the derivative adjustments and the write-off of deferred financing costs, interest expense decreased for the year ended December 31, 2017 compared with the year ended December 31, 2016 primarily due to a reduction in the weighted average interest rate, partially offset by a higher average debt balance. Cash interest expense was $80.3 million and $83.4 million for the years ended December 31, 2017 and 2016, respectively. See discussions of interest expense for each of our operating businesses below.

Results of Operations: Consolidated — (continued)

As part of the refinancing of the Atlantic Aviation debt in October 2016, Atlantic Aviation paid $17.8 million in interest rate swap breakage fees associated with the termination of out-of-the-money interest rate swap contracts related to prior debt facilities. In addition, the business entered into $400.0 million of interest rate caps with a strike price of 1.0% to hedge the one month LIBOR floating rate interest exposure on the Atlantic Aviation term loan facility. The business paid $8.6 million in upfront premiums to enter into the caps.

Other Income, net

Other income, net, decreased for the year ended December 31, 2017 compared with year ended December 31, 2016 as 2016 included insurance recoveries associated with damage docks to IMTT’s facilities, partially offset by fee income from a developer of renewable power during 2017.

Income Taxes

The change from income tax expense for the year ended December 31, 2016 to income tax benefit for the year ended December 31, 2017 is primarily due to the Tax Cut and Jobs Act. The effects of the change in the corporate tax rate requires us to revalue the net deferred tax liability balances on the consolidated balance sheet. The effect of revaluing the Company’s net deferred tax liabilities to the new rate of 21% resulted in recording a tax benefit of $312.3 million, primarily at IMTT and Atlantic Aviation, in the consolidated statement of operations.

Valuation allowance:

At December 31, 2017 and 2016, we did not have a valuation allowance for our consolidated federal NOL carryforwards. In calculating our consolidated income tax provision, we increased our valuation allowance by $1.1 million to $5.5 million at December 31, 2017 for certain foreign tax credits and state income tax NOL carryforwards, the utilization of which is not assured beyond a reasonable doubt.

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items, Free Cash Flow and Proportionately Combined Metrics

In addition to our results under U.S. GAAP, we use certain non-GAAP measures to assess the performance and prospects of our businesses. In particular, we use EBITDA excluding non-cash items, Free Cash Flow and certain proportionately combined financial metrics. Proportionately combined financial metrics reflect our proportionate interest in our solar and wind facilities, substantially all of which are in discontinued operations.

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

Because we have varied ownership interests in the businesses within our portfolio of solar and wind power generation facilities (in discontinued operations), but have an obligation to report their financial results on a consolidated basis, GAAP measures such as net income (loss) do not fully reflect our proportionate share of the cash generated by these businesses. We note that the proportionately combined metrics used may be calculated in a different manner by other companies and may limit their usefulness as a comparative measure. Therefore, proportionately combined metrics should be used as a supplemental measure and not in lieu of our financial results reported under GAAP.

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

Results of Operations: Consolidated — (continued)

A reconciliation of net income from continuing operations to EBITDA excluding non-cash items from continuing operations and a reconciliation from cash provided by operating activities from continuing operations to Free Cash Flow from continuing operations, on a consolidated basis, is provided below. Similar reconciliations for each of our operating businesses and Corporate and Other follow.

	Year Ended December 31,			Change (From 2017 to 2018) Favorable/(Unfavorable)		Change (From 2016 to 2017) Favorable/(Unfavorable)
	2018	2017	2016	$	%	$	%
	($ In Thousands) (Unaudited)
Net income from continuing operations	$64,628	$433,770	$128,465
Interest expense, net(1)	111,838	86,916	95,527
Provision (benefit) for income taxes	49,451	(229,503)	69,313
Goodwill impairment	3,215	—	—
Depreciation	193,659	178,292	175,518
Amortization of intangibles	68,314	63,825	60,997
Fees to Manager-related party	44,866	71,388	68,486
Pension expense(2)	8,306	8,106	8,601
Other non-cash expense (income), net(3)	25,178	5,734	(9,296)
EBITDA excluding non-cash items – continuing operations	$569,455	$618,528	$597,611	(49,073)	(7.9)	20,917	3.5
EBITDA excluding non-cash items – continuing operations	$569,455	$618,528	$597,611
Interest expense, net(1)	(111,838)	(86,916)	(95,527)
Adjustments to derivative instruments recorded in interest expense(1)	(1,574)	(3,803)	(8,415)
Amortization of debt financing costs(1)	11,353	7,184	19,552
Amortization of debt discount(1)	3,627	3,266	1,007
Interest rate swap breakage fees	—	—	(17,770)
Interest rate cap premium	—	—	(8,629)
Provision for current income taxes	(13,950)	(11,031)	(7,304)
Pension contribution(2)	—	—	(3,500)
Changes in working capital(4)	16,087	(63,122)	11,102
Cash provided by operating activities – continuing operations	473,160	464,106	488,127
Changes in working capital(4)	(16,087)	63,122	(11,102)
Maintenance capital expenditures	(49,979)	(34,676)	(57,191)
Free cash flow – continuing operations	407,094	492,552	419,834	(85,458)	(17.4)	72,718	17.3
Free cash flow – discontinued operations	67,934	65,448	72,412	2,486	3.8	(6,964)	(9.6)
Total Free Cash Flow	$475,028	$558,000	$492,246	(82,972)	(14.9)	65,754	13.4

(1)	Interest expense, net, includes adjustments to derivative instruments, non-cash amortization of deferred financing fees and non-cash amortization of debt discount related to the 2.00% Convertible Senior Notes due October 2023. Interest expense, net, also included a non-cash write-off of deferred financing fees related to the February 2016 refinancing at Hawaii Gas and the October 2016 and December 2018 refinancing at Atlantic Aviation.
(2)	Pension expense primarily consists of interest cost, expected return on plan assets and amortization of actuarial and performance gains and losses. Any cash contributions to pension plans are not included in pension expense, but rather reflected as a reduction to Free Cash Flow, as noted in the table above.

Results of Operations: Consolidated — (continued)

(3)	Other non-cash expense (income), net, primarily includes unrealized gains (losses) on commodity hedges, adjustments to asset retirement obligations and non-cash gains (losses) related to the disposal of assets. Other non-cash expense (income), net, also includes the write-down of our investment in the previously owned design-build mechanical contractor business for the year ended December 31, 2018. See “Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items, Free Cash Flow and Proportionately Combined Metrics” above for further discussion.
(4)	Conformed to current period presentation for the adoption of ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. See Note 2, “Summary of Significant Accounting Policies”, in our Notes to Consolidated Financial Statements in Part II, Item 8, of this Form 10-K for recently issued accounting standards.

Reconciliation from Consolidated Free Cash Flow to Proportionately Combined Free Cash Flow

See “Results of Operations — Consolidated” above for a reconciliation of Free Cash Flow — Consolidated basis from continuing operations to cash provided by operating activities from continuing operations, the most comparable GAAP measure. The following table is a reconciliation from Free Cash Flow on a consolidated basis to Free Cash Flow on a proportionately combined basis (our proportionate interest in our solar and wind facilities reported in discontinued operations). See “Results of Operations” below for a reconciliation of Free Cash Flow for each of our segments to cash provided by (used in) operating activities for such segment.

	Year Ended December 31,			Change (From 2017 to 2018) Favorable/(Unfavorable)		Change (From 2016 to 2017) Favorable/(Unfavorable)
	2018	2017	2016	$	%	$	%
	($ In Thousands) (Unaudited)
100% Total Free Cash Flow (includes continuing and discontinued operations)	$475,028	$558,000	$492,246	(82,972)	(14.9)	65,754	13.4
100% of Discontinued Operations Free Cash Flow	(67,934)	(65,448)	(72,412)
Proportionately Combined Discontinued Operations Free Cash Flow	58,926	57,642	64,012
Proportionately Combined Free Cash Flow (includes continuing and discontinued operations)	$466,020	$550,194	$483,846	(84,174)	(15.3)	66,348	13.7

Results of Operations: IMTT

The financial performance of IMTT is in large part a function of the amount of bulk liquid storage capacity under lease and the rates achieved on those leases. IMTT recorded financial results for the year ended December 31, 2018 that reflect a previously forecast decline in storage capacity utilization and lower average storage rates, partially offset by contributions from an acquisition completed in 2017.

The portion of IMTT’s storage capacity under lease (utilization) averaged 82.0% for the quarter ended December 31, 2018 compared with 82.1% in the quarter ended September 30, 2018 and 86.1% in the quarter ended June 30, 2018. For the full year 2018, utilization averaged 84.6% compared with 93.3% in 2017. The decrease in utilization during the year reflects the anticipated and previously disclosed impact of the non-renewal of certain contracts for the storage of primarily heavy and residual oil on the Lower Mississippi River. IMTT expects utilization to increase to approximately high 80s% at year ended 2019, subject to market conditions, as a result of leasing of currently uncontracted capacity related to demand growth and the re-leasing of capacity repurposed from heavy and residual oil to clean petroleum, chemical and agricultural products.

New and renewing storage rates on gasoline and distillate contracts in New York Harbor and heavy and residual fuel contracts on the Lower Mississippi River were lower in 2018 than in the prior comparable period. IMTT expects the lower storage rates to continue to impact its financial results through 2019, although this impact is expected to be partially offset by increases in storage utilization and an increase in demand for a range of products and services in advance of the implementation of the International Maritime Organization’s IMO Marpol Annex VI (IMO 2020) regulations limiting the sulphur content of bunker fuel on January 1, 2020.

Results of Operations: IMTT — (continued)

IMTT is currently both involved in and evaluating a number of initiatives related to repurposing existing storage capacity and repositioning the overall business:

Repurposing

IMTT anticipates cleaning and modifying up to approximately 3.0 million barrels storage capacity and related infrastructure on the Lower Mississippi River, from heavy and residual oil storage to storage of products with potentially better growth prospects including clean petroleum, chemical and agricultural oils or in support of repositioning projects involving fundamental users of heavy and residual oil storage. Approximately 1.3 million of the 3.0 million barrels of storage capacity was targeted for repurposing and successfully recontracted in 2018. Approximately 600,000 of these barrels were returned to service at December 31, 2018. The remainder have been or will be returned to service in the first quarter of 2019. For the year ended December 31, 2018, the cost of repurposing the 1.3 million barrels of storage capacity totaled $10.8 million of which $6.9 million was characterized as maintenance capital expenditure. The total cost of repurposing the 1.3 million barrels is expected to be approximately $20.0 million. IMTT currently believes that up to an additional 1.0 million barrels of capacity could be repurposed in 2019, subject to identification of a corresponding level of customer demand.

Repositioning

Repositioning includes projects designed to leverage IMTT’s existing geographic footprint through increases in capacity or capability designed to meet customer demand and/or further diversify the mix of products handled. During 2018 and through February 2019, the following projects that are expected to enhance terminal connectivity via investment in truck, marine and rail infrastructure, were announced and/or executed by IMTT:

•	In the second quarter of 2018, an agreement to construct an additional 200,000 barrels of capacity at an existing terminal for a chemicals manufacturer;
•	In the third quarter of 2018, the development of an automated, multi-product, six bay truck loading facility at its terminal in Bayonne, N.J. to improve its intermodal distribution capabilities in the New York Harbor market;
•	In the fourth quarter of 2018, the completion of negotiations on an agreement with Methanex that could see IMTT construct 714,000 barrels of chemical storage capacity and associated infrastructure at its Geismar Chemical Logistics facility. The project is subject to a final investment decision by Methanex on the construction of a third methanol manufacturing plant in Geismar (Geismar 3) alongside its two existing facilities. A final investment decision is expected in mid-2019;
•	In the fourth quarter of 2018, an additional dock at its Geismar facility that will support the existing business, the Methanex project and future expansion opportunities;
•	In the first quarter of 2019, the construction of storage capacity and related infrastructure at its Avondale, LA facility including a new ship dock in support of a palm oil processing facility being developed on land leased by IMTT to Fuji Vegetable Oil (Fuji). The project includes 87,000 barrels of new capacity being built pursuant to a 30-year use agreement with Fuji and 100,000 barrels of existing capacity expected to be used by a feedstock supplier. The facility is expected to be in service in late 2020; and
•	In the first quarter of 2019, at its terminal in Gretna, LA, the leasing of 442,000 barrels of capacity, including 80,000 barrels of capacity to be constructed, to a marketer of highly refined oils pursuant to a long-term agreement. IMTT will also construct a truck loading facility for the customer. The project is expected to be in service in early 2020.

The above projects have an estimated total value of approximately $175.0 million. The majority are subject to customary pre-construction permitting. None of these repositioning projects are expected to generate any material contribution to EBITDA in 2019.

Results of Operations: IMTT — (continued)

The successful implementation of the repurposing and repositioning initiatives is, over time, expected to, (i) improve utilization and rates, (ii) increase exposure to products with better growth prospects, (iii) generate a larger proportion of IMTT’s revenue from longer-dated contracts and (iv) reduce exposure to heavy and residual oil storage demand.

	Year Ended December 31,			Change (From 2017 to 2018) Favorable/(Unfavorable)		Change (From 2016 to 2017) Favorable/(Unfavorable)
	2018	2017	2016
	$	$	$	$	%	$	%
	($ In Thousands) (Unaudited)
Revenue	510,783	549,422	532,472	(38,639)	(7.0)	16,950	3.2
Cost of services	200,966	196,369	204,279	(4,597)	(2.3)	7,910	3.9
Selling, general and administrative expenses	32,709	36,406	32,687	3,697	10.2	(3,719)	(11.4)
Depreciation and amortization	131,402	126,463	134,385	(4,939)	(3.9)	7,922	5.9
Operating income	145,706	190,184	161,121	(44,478)	(23.4)	29,063	18.0
Interest expense, net(1)	(45,502)	(38,357)	(38,752)	(7,145)	(18.6)	395	1.0
Other income, net	965	1,758	18,509	(793)	(45.1)	(16,751)	(90.5)
(Provision) benefit for income taxes	(35,885)	209,464	(57,736)	(245,349)	(117.1)	267,200	NM
Net income	65,284	363,049	83,142	(297,765)	(82.0)	279,907	NM
Less: net income attributable to noncontrolling interests	—	—	59	—	—	59	100.0
Net income attributable to MIC	65,284	363,049	83,083	(297,765)	(82.0)	279,966	NM
Reconciliation of net income to EBITDA excluding non-cash items and a reconciliation of cash provided by operating activities to Free Cash Flow:
Net income	65,284	363,049	83,142
Interest expense, net(1)	45,502	38,357	38,752
Provision (benefit) for income taxes	35,885	(209,464)	57,736
Depreciation and amortization	131,402	126,463	134,385
Pension expense(2)	7,662	6,996	7,219
Other non-cash expense, net	867	767	657
EBITDA excluding non-cash items	286,602	326,168	321,891	(39,566)	(12.1)	4,277	1.3
EBITDA excluding non-cash items	286,602	326,168	321,891
Interest expense, net(1)	(45,502)	(38,357)	(38,752)
Adjustments to derivative instruments recorded in interest expense(1)	(1,978)	(3,834)	(2,169)
Amortization of debt financing costs(1)	1,721	1,647	1,654
Provision for current income taxes	(6,862)	(4,417)	(5,438)
Changes in working capital	4,524	(32,795)	(3,734)
Cash provided by operating activities	238,505	248,412	273,452
Changes in working capital	(4,524)	32,795	3,734
Maintenance capital expenditures	(33,494)	(20,143)	(38,620)
Free cash flow	200,487	261,064	238,566	(60,577)	(23.2)	22,498	9.4

NM — Not meaningful

(1)	Interest expense, net, includes adjustments to derivative instruments and non-cash amortization of deferred financing fees.
(2)	Pension expense primarily consists of interest cost, expected return on plan assets and amortization of actuarial and performance gains and losses.

Results of Operations: IMTT — (continued)

Year Ended December 31, 2018 Compared with Year Ended December 31, 2017

Revenue

IMTT generates the majority of its revenue from contracts comprising a fixed monthly charge for access to or use of a specified amount of capacity, infrastructure or land. The monthly charge typically increases annually with inflation. We refer to revenue generated from such contracts or fixed charges as firm commitments. At December 31, 2018, firm commitments had a revenue weighted average remaining contract life of 1.9 years, although some customers, particularly ones storing certain petroleum products are renewing contracts for shorter durations. Revenue from firm commitments comprised 80.7% of total revenue for the year ended December 31, 2018.

For the year ended December 31, 2018, total revenue decreased compared with the year ended December 31, 2017 primarily due to the decline in utilization and lower average storage rates on new and renewing contracts, reduced environmental response revenue as a result of the sale of IMTT’s subsidiary OMI Environmental Solutions (OMI) in April 2018 and the absence of deferred revenue recognized in 2017 in connection with the termination of a construction project. The decrease in revenue was partially offset by contributions from an acquisition of a portfolio of terminals completed in the third quarter of 2017.

Cost of Services and Selling, General and Administrative Expenses

Cost of services and selling, general and administrative expenses combined increased for the year ended December 31, 2018 compared with the year ended December 31, 2017 primarily due to incremental costs related to the terminals acquired in 2017 and an increase in property taxes assessed on the terminal at St. Rose. The increases were partially offset by the absence of costs related to OMI.

Depreciation and Amortization

Depreciation and amortization expense increased for the year ended December 31, 2018 compared with the year ended December 31, 2017 primarily due to an acquisition of terminals in 2017.

Interest Expense, net

Interest expense includes gains on derivative instruments of $3.1 million and $1.7 million for the years ended December 31, 2018 and 2017, respectively. Excluding the derivative adjustments, cash interest expense increased for the year ended December 31, 2018 compared with the year ended December 31, 2017 primarily due to increased debt balances. Cash interest expense was $45.8 million for the year ended December 31, 2018 compared with $40.5 million for the year ended December 31, 2017. The increase in cash interest expense reflects a higher average debt balance and a higher weighted average interest rate.

Income Taxes

The taxable income generated by IMTT is reported on our consolidated federal income tax return. The business files standalone state/provincial income tax returns in the jurisdictions in which it operates. The Provision for current income taxes of $6.9 million for the year ended December 31, 2018 in the above table includes $5.6 million of state income tax expense and $1.3 million of provincial income tax expense. Due to the utilization of NOL carryforwards, IMTT did not have any standalone current federal income tax expense.

Results of Operations: IMTT — (continued)

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

The increase in income tax expense for the year ended December 31, 2018 compared with the year ended December 31, 2017 is primarily due to the impact of the Tax Cut and Jobs Act in 2017. This required the revaluation of the net deferred tax liability balances on the balance sheet, which resulted a tax benefit of approximately $260.0 million in the statement of operations.

Maintenance Capital Expenditures

For the year ended December 31, 2018, IMTT incurred maintenance capital expenditures of $33.5 million and $31.2 million on an accrual basis and cash basis, respectively, compared with $20.1 million and $23.0 million on an accrual basis and cash basis, respectively, for the year ended December 31, 2017. The increase was primarily a result of $6.9 million of expenditures related to the repurposing of existing storage capacity. IMTT expects to incur between $40.0 million and $50.0 million of maintenance capital expenditures in 2019. The increase in 2019 is the result of an estimated $12.0 million expenditure in the first phase of the rehabilitation of a pier in Bayonne. The total cost of the pier is expected to be approximately $30.0 million and is anticipated to be completed within three years.

Year Ended December 31, 2017 Compared with Year Ended December 31, 2016

Revenue

For the year ended December 31, 2017, total revenue increased by $17.0 million compared with the year ended December 31, 2016. The increase in revenue was primarily due to an acquisition and the recognition of deferred revenue resulting from termination of a construction project by a customer, partially offset by lower utilization. Firm commitments at December 31, 2017, had a revenue weighted average remaining life of 2.3 years. Revenue from firm commitments comprised 80.2% of total revenue for the year ended December 31, 2017.

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

Results of Operations: IMTT — (continued)

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

Income Taxes

The Provision for current income taxes of $4.4 million for the year ended December 31, 2017 in the above table includes $3.2 million of state income tax expense and $1.2 million of federal income tax expense. Any current federal income tax payable was offset in consolidation with the application of NOLs at the MIC holding company level.

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

Results of Operations: Atlantic Aviation

The fundamental driver of the performance of Atlantic Aviation is the number of GA flight movements (take-offs and landings) in a given period. Based on data reported by the FAA, industry-wide domestic GA flight movements increased by 0.6% and 0.9% for the quarter and year ended December 31, 2018, respectively, compared with the same periods in 2017. The number of GA flight movements tends to be correlated with general economic activity over the long-term. Factors that could impact GA flight movements either positively or negatively in the short-term include traffic constraints due to repairs and maintenance of runways, weather conditions or events, the timing of public and religious holidays and events, including major sporting events.

The total number of GA flight movements at airports on which Atlantic Aviation operates decreased by 1.4% and 1.1% during the quarter and year ended December 31, 2018, respectively, compared with the same periods in 2017. The decrease was the result of a number of the aforementioned short-term factors, several of which had a positive impact on the prior comparable periods, together with decreased traffic at Santa Monica Municipal Airport in Santa Monica, CA as a result of the shortening of the runway and decreased traffic at Peachtree Dekalb Airport in Atlanta, GA as a result of airport runway construction, which was subsequently completed. Atlantic Aviation believes that growth in GA flight movements will continue to be positively correlated with growth in economic activity and GDP. Flight movements at airports on which Atlantic Aviation operates, other than Santa Monica and Peachtree, increased by 1.4% and 0.6% for the quarter and year ended December 31, 2018, respectively, compared with the same periods in 2017.

Atlantic Aviation seeks to extend FBO leases prior to their maturity in order to maintain visibility into the cash generating capacity of these assets over the long-term. Atlantic Aviation calculates a weighted average remaining lease life based on EBITDA excluding non-cash items in the prior calendar year adjusted for the impact of acquisitions/dispositions. The weighted average remaining lease life was 19.9 years at December 31, 2018 compared with 20.3 years at December 31, 2017.

Results of Operations: Atlantic Aviation — (continued)

	Year Ended December 31,			Change (From 2017 to 2018) Favorable/(Unfavorable)		Change (From 2016 to 2017) Favorable/(Unfavorable)
	2018	2017	2016
	$	$	$	$	%	$	%
	($ In Thousands) (Unaudited)
Revenue	962,492	846,431	740,209	116,061	13.7	106,222	14.4
Cost of services (exclusive of depreciation and amortization shown separately below)	466,948	378,494	303,899	(88,454)	(23.4)	(74,595)	(24.5)
Gross margin	495,544	467,937	436,310	27,607	5.9	31,627	7.2
Selling, general and administrative expenses	231,980	222,205	212,331	(9,775)	(4.4)	(9,874)	(4.7)
Depreciation and amortization	105,950	100,190	90,659	(5,760)	(5.7)	(9,531)	(10.5)
Operating income	157,614	145,542	133,320	12,072	8.3	12,222	9.2
Interest expense, net(1)	(25,833)	(14,512)	(33,961)	(11,321)	(78.0)	19,449	57.3
Other (expense) income, net	(140)	(151)	68	11	7.3	(219)	NM
Provision for income taxes	(35,222)	(6,509)	(39,889)	(28,713)	NM	33,380	83.7
Net income	96,419	124,370	59,538	(27,951)	(22.5)	64,832	108.9
Reconciliation of net income to EBITDA excluding non-cash items and a reconciliation of cash provided by operating activities to Free Cash Flow:
Net income	96,419	124,370	59,538
Interest expense, net(1)	25,833	14,512	33,961
Provision for income taxes	35,222	6,509	39,889
Depreciation and amortization	105,950	100,190	90,659
Pension expense(2)	21	20	110
Other non-cash expense, net	1,221	1,642	905
EBITDA excluding non-cash items	264,666	247,243	225,062	17,423	7.0	22,181	9.9
EBITDA excluding non-cash items	264,666	247,243	225,062
Interest expense, net(1)	(25,833)	(14,512)	(33,961)
Convertible senior notes interest(3)	(7,487)	(7,782)	(1,969)
Adjustments to derivative instruments recorded in interest expense(1)	251	429	(4,158)
Amortization of debt financing costs(1)	4,296	1,170	14,195
Interest rate swap breakage fees	—	—	(17,770)
Interest rate cap premium	—	—	(8,629)
Provision for current income taxes	(22,801)	(14,457)	(2,137)
Changes in working capital	13,708	(7,240)	11,164
Cash provided by operating activities	226,800	204,851	181,797
Changes in working capital	(13,708)	7,240	(11,164)
Maintenance capital expenditures	(8,301)	(7,965)	(10,632)
Free cash flow	204,791	204,126	160,001	665	0.3	44,125	27.6

NM — Not meaningful

(1)	Interest expense, net, includes adjustments to derivative instruments and non-cash amortization of deferred financing fees. For the year ended December 31, 2018 and 2016, interest expense also included non-cash write-off of deferred financing costs related to the December 2018 and October 2016 refinancing.
(2)	Pension expense primarily consists of interest cost, expected return on plan assets and amortization of actuarial and performance gains and losses.

Results of Operations: Atlantic Aviation — (continued)

(3)	Represents the cash interest expense reclassified to Atlantic Aviation related to the 2.00% Convertible Senior Notes due October 2023 through December 06, 2018, the date of Atlantic Aviation’s refinancing. The proceeds from this note issuance in October 2016 were used principally to reduce the drawn balance on Atlantic Aviation’s revolving credit facility.

Year Ended December 31, 2018 Compared with Year Ended December 31, 2017

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

Revenue and gross margin are driven, in part, by the volume of fuel sold and the dollar-based margin/fee per gallon on those sales. Revenue increased for the year ended December 31, 2018 compared with the year ended December 31, 2017 as a result of increases in the wholesale cost of fuel and contributions from acquisitions. The increased wholesale cost of fuel was offset by a corresponding increase in cost of services, contributing to an increase in gross margin for the year ended December 31, 2018 compared with the year ended December 31, 2017. The improvement in gross margin primarily reflects an increased contribution from hangar rentals and ancillary fees, in addition to acquisitions.

Our discussion of same store results in the current and prior comparable periods reflects contributions from FBOs that have been in operation for the same full months in each period, and excludes the costs of acquiring, integrating or disposing of FBOs. On a same store basis, gross margin increased by 3.4% in the year ended December 31, 2018 compared with the year ended December 31, 2017 driven by an increased contribution from hangar rentals and ancillary fees.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the year ended December 31, 2018 compared with the year ended December 31, 2017 primarily as a result of rent increases and higher labor costs, including those related to acquisitions.

Depreciation and Amortization

Depreciation and amortization expense increased for the year ended December 31, 2018 compared with the year ended December 31, 2017 primarily as a result of contributions from acquisitions and assets placed in service.

Operating Income

Operating income increased for the year ended December 31, 2018 compared with the year ended December 31, 2017 due to the increase in gross margin, partially offset by the increase in selling, general and administrative expenses and the increase in depreciation and amortization.

Results of Operations: Atlantic Aviation — (continued)

Interest Expense, Net

Interest expense includes gains on derivative instruments of $3.8 million and $120,000 for the years ended December 31, 2018 and 2017, respectively. For the year ended December 31, 2018, interest expense also included the non-cash write-off of deferred financing costs at Atlantic Aviation related to the December 2018 refinancing of its term loan and revolving credit facility. Excluding the derivative adjustments and the write-off of deferred financing costs, cash interest expense was $28.8 million for the year ended December 31, 2018 compared with $20.7 million for the year ended December 31, 2017. The increase in cash interest expense reflects a higher average debt balance and a higher weighted average interest rate.

Cash interest expense for the years ended December 31, 2018 and 2017 includes the cash interest paid on the $402.5 million of MIC Corporate 2.00% Convertible Senior Notes issued in October 2016 through the refinancing of the business’s debt on December 6, 2018. The proceeds from this note issuance in October 2016 were used principally to reduce the drawn balance of Atlantic Aviation’s revolving credit facility.

Income Taxes

The taxable income generated by Atlantic Aviation is included in our consolidated federal income tax return. The business files standalone state income tax returns in the majority of the states in which it operates. The tax expense in the table above includes both state taxes and the portion of the consolidated federal tax liability attributable to the business.

The Provision for current income taxes of $22.8 million for the year ended December 31, 2018 in the above table includes $16.0 million of federal income tax expense and $6.8 million of state income tax expense. Any current federal income tax payable is expected to be offset in consolidation with the application of MIC holding company level NOLs.

The increase in income tax expense for the year ended December 31, 2018 compared with the year ended December 31, 2017 is primarily due to the impact of the Tax Cut and Jobs Act in 2017. This required the revaluation of the net deferred tax liability balances on the balance sheet, which resulted a tax benefit of approximately $46.0 million in the statement of operations.

At December 31, 2018, Atlantic Aviation had $14.5 million of state NOL carryforwards. State NOL carryforwards are specific to the state in which the NOL was generated and various states impose limitations on the utilization of NOL carryforwards. Therefore, the business may incur state income tax liabilities in the future, even if its consolidated state taxable income is less than $14.5 million.

Maintenance Capital Expenditures

For the year ended December 31, 2018, Atlantic Aviation incurred maintenance capital expenditures of $8.3 million and $8.7 million on an accrual basis and cash basis, respectively, compared with $8.0 million both on an accrual basis and cash basis for the year ended December 31, 2017.

Year Ended December 31, 2017 Compared with Year Ended December 31, 2016

Revenue and Gross Margin

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

Results of Operations: Atlantic Aviation — (continued)

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

Interest Expense, Net

Interest expense includes gains on derivative instruments of $120,000 for the year ended December 31, 2017 compared with losses on derivative instruments of $2.2 million for the year ended December 31, 2016. For the year ended December 31, 2016, interest expense also included the non-cash write-off of deferred financing costs at Atlantic Aviation related to the October 2016 refinancing of its term loan and revolving credit facility. Excluding the derivative adjustments and the write-off of deferred financing costs, interest expense decreased for the year ended December 31, 2017 compared with the year ended December 31, 2016 due to a lower weighted average interest rate and a lower average debt balance resulting from the October 2016 refinancing.

Cash interest expense was $20.7 million for the year ended December 31, 2017 compared with $25.9 million for the year ended December 31, 2016. Cash interest expense for the years ended December 31, 2017 and 2016 includes the cash interest paid on the $402.5 million of MIC Corporate 2.00% Convertible Senior Notes issued in October 2016. The proceeds from this note issuance in October 2016 were used principally to reduce the drawn balance of Atlantic Aviation’s revolving credit facility.

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

Income Taxes

The Provision for current income taxes of $14.5 million for the year ended December 31, 2017 in the above table includes $7.6 million of federal income tax expense and $6.9 million of state income tax expense. Any current federal income tax payable was offset in consolidation with the application of NOLs at the MIC holding company level.

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

Results of Operations: MIC Hawaii

The decreased contribution from our MIC Hawaii businesses for the year ended December 31, 2018 primarily reflects the underperformance of the previously owned design-build mechanical contractor, prior to its sale in November 2018, and the related write-down of our investment as discussed in “Recent Developments” above. The decrease is partially offset by improved performance in the utility portion of our Hawaii Gas business.

On December 21, 2018, the HPUC issued a Final Decision and Order in the rate case filed by Hawaii Gas in August 2017, authorizing an increase in regulated revenue of $8.9 million or 8.4%. New rates went into effect on July 1, 2018.

	Year Ended December 31,			Change (From 2017 to 2018) Favorable/(Unfavorable)		Change (From 2016 to 2017) Favorable/(Unfavorable)
	2018	2017	2016
	$	$	$	$	%	$	%
	($ In Thousands) (Unaudited)
Product revenue	245,532	222,955	213,159	22,577	10.1	9,796	4.6
Service revenue	46,257	54,913	20,762	(8,656)	(15.8)	34,151	164.5
Total revenue	291,789	277,868	233,921	13,921	5.0	43,947	18.8
Cost of product sales (exclusive of depreciation and amortization shown separately below)	178,562	143,787	119,429	(34,775)	(24.2)	(24,358)	(20.4)
Cost of services (exclusive of depreciation and amortization shown separately below)	44,168	49,365	16,335	5,197	10.5	(33,030)	NM
Cost of revenue – total	222,730	193,152	135,764	(29,578)	(15.3)	(57,388)	(42.3)
Gross margin	69,059	84,716	98,157	(15,657)	(18.5)	(13,441)	(13.7)
Selling, general and administrative expenses	29,307	26,938	24,276	(2,369)	(8.8)	(2,662)	(11.0)
Goodwill impairment	3,215	—	—	(3,215)	NM	—	—
Depreciation and amortization	23,708	15,303	11,325	(8,405)	(54.9)	(3,978)	(35.1)
Operating income	12,829	42,475	62,556	(29,646)	(69.8)	(20,081)	(32.1)
Interest expense, net(1)	(7,984)	(7,041)	(5,559)	(943)	(13.4)	(1,482)	(26.7)
Other expense, net	(24,739)	(731)	(812)	(24,008)	NM	81	10.0
Benefit (provision) for income taxes	6,769	(9,287)	(20,441)	16,056	172.9	11,154	54.6
Net (loss) income	(13,125)	25,416	35,744	(38,541)	(151.6)	(10,328)	(28.9)
Less: net loss attributable to noncontrolling interests	(3,202)	(148)	(3,663)	3,054	NM	(3,515)	(96.0)
Net (loss) income attributable to MIC	(9,923)	25,564	39,407	(35,487)	(138.8)	(13,843)	(35.1)
Reconciliation of net (loss) income to EBITDA excluding non-cash items and a reconciliation of cash provided by operating activities to Free Cash Flow:
Net (loss) income	(13,125)	25,416	35,744
Interest expense, net(1)	7,984	7,041	5,559
(Benefit) provision for income taxes	(6,769)	9,287	20,441
Goodwill impairment	3,215	—	—
Depreciation and amortization	23,708	15,303	11,325
Pension expense(2)	438	1,090	1,272
Other non-cash expense (income), net(3)	21,810	2,494	(11,539)
EBITDA excluding non-cash items	37,261	60,631	62,802	(23,370)	(38.5)	(2,171)	(3.5)
EBITDA excluding non-cash items	37,261	60,631	62,802
Interest expense, net(1)	(7,984)	(7,041)	(5,559)
Adjustments to derivative instruments recorded in interest expense(1)	153	(398)	(2,088)
Amortization of debt financing costs(1)	383	403	948
Benefit (provision) for current income taxes	727	(8,312)	(8,353)
Pension contribution(2)	—	—	(3,500)
Changes in working capital(4)	13,155	(7,748)	9,786
Cash provided by operating activities	43,695	37,535	54,036
Changes in working capital(4)	(13,155)	7,748	(9,786)
Maintenance capital expenditures	(8,184)	(6,568)	(7,939)
Free cash flow	22,356	38,715	36,311	(16,359)	(42.3)	2,404	6.6

Results of Operations: MIC Hawaii — (continued)

NM — Not meaningful

(1)	Interest expense, net, includes adjustments to derivative instruments related to interest rate swaps and non-cash amortization of deferred financing fees. For the year ended December 31, 2016, interest expense, net, also included a non-cash write-off of deferred financing fees related to the February 2016 refinancing at Hawaii Gas.
(2)	Pension expense primarily consists of interest cost, expected return on plan assets and amortization of actuarial and performance gains and losses. Any cash contributions to pension plans are not included in pension expense, but rather reflected as a reduction to Free Cash Flow, as noted in the table above.
(3)	Other non-cash expense (income), net, primarily includes non-cash adjustments related to unrealized gains (losses) on commodity hedges and non-cash gains (losses) related to the disposal of assets. Other non-cash expense (income), net, also includes the write-down of our investment in the previously owned design-build mechanical contractor business for the year ended December 31, 2018. See “Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items, Free Cash Flow and Proportionately Combined Metrics” above for further discussion.
(4)	Conformed to current period presentation for the adoption of ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. See Note 2, “Summary of Significant Accounting Policies”, in our Notes to Consolidated Financial Statements in Part II, Item 8, of this Form 10-K for recently issued accounting standards.

Year Ended December 31, 2018 Compared with Year Ended December 31, 2017

MIC Hawaii comprises Hawaii Gas and several smaller businesses collectively engaged in efforts to reduce the cost and improve the reliability and sustainability of energy in Hawaii. The businesses of MIC Hawaii generate revenue primarily from the provision of gas services to commercial, residential and governmental customers and the generation of power.

Hawaii Gas generates a significant portion of its revenue from the sale of gas. Accordingly, revenue can fluctuate based on the wholesale cost of gas to Hawaii Gas and may not reflect the business’ ability to effectively manage volume and gross margin. For example, an increase in revenue may be attributable to an increase in the wholesale cost of gas passed through to Hawaii Gas’ customers and not an increase in the volume of gas sold or margin per therm. Conversely, a decline in revenue may be attributable to a decrease in the wholesale cost of gas passed through to Hawaii Gas’ customers and not a reduction in the volume of gas sold or margin per therm.

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

Revenue and Gross Margin

Revenue increased for the year ended December 31, 2018 compared with the year ended December 31, 2017. The increase was primarily attributable to the increase in the volume of gas sold and a higher average price per therm of gas together with higher revenue from distributed generation assets, partially offset by lower revenue from the previously owned design-build mechanical contractor. On an underlying basis, adjusting for changes in customer inventory, the volume of gas sold increased by 4.1% for the year ended December 31, 2018 compared with the year ended December 31, 2017.

Gross margin decreased by $15.7 million for the year ended December 31, 2018 compared with the year ended December 31, 2017 primarily attributable to movements in commodity hedges. The business recorded unrealized losses on commodity hedges of $13.1 million for the year ended December 31, 2018 compared with unrealized losses of $94,000 for the year ended December 31, 2017.

Results of Operations: MIC Hawaii — (continued)

Excluding the impact of unrealized losses on commodity hedges, gross margin decreased $2.6 million, or 3.2%, due to lower margins at our design-build mechanical contractor and reduced contribution margin per therm at Hawaii Gas’ non-utility business. Gross margin at Hawaii Gas for the year ended December 31, 2018 reflects the increase in interim rates for the utility business beginning July 1, 2018.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the year ended December 31, 2018 compared with the year ended December 31, 2017 primarily driven by higher salaries and benefit costs at Hawaii Gas and the previously owned design-build mechanical contractor.

Goodwill Impairment

During the year ended December 31, 2018, MIC Hawaii wrote-off the goodwill balance related to the previously owned design-build mechanical contractor.

Depreciation and Amortization

Depreciation and amortization expense increased for the year ended December 31, 2018 compared with the year ended December 31, 2017 primarily due to the write-offs of the intangible assets at the previously owned design-build mechanical contractor.

Operating Income

Operating income decreased for the year ended December 31, 2018 compared with the year ended December 31, 2017 due to the decrease in gross margin, increase in depreciation and amortization expenses, goodwill impairment and the increase in selling, general and administrative expenses.

Interest Expense, Net

Interest expense includes gains on derivative instruments of $749,000 and $409,000 for the years ended December 31, 2018 and 2017, respectively. Excluding the derivative adjustments, cash interest expense increased for the year ended December 31, 2018 compared with the year ended December 31, 2017 primarily due to a higher average debt balance outstanding. Cash interest expense was $7.4 million for the year ended December 31, 2018 compared with $7.0 million for the year ended December 31, 2017.

Other Expenses, Net

Other expense, net, increased for the year ended December 31, 2018 compared with the year ended December 31, 2017 primarily due to the write-down of our investment in the previously owned design-build mechanical contractor during the quarter ended September 30, 2018.

Income Taxes

The taxable income generated by the MIC Hawaii businesses is reported on our consolidated federal income tax return and is subject to Hawaii state income tax on a stand-alone basis. The tax benefit in the table above includes both state tax and the portion of the consolidated federal tax liability attributable to the businesses. The Benefit (provision) for current income taxes of $727,000 for the year ended December 31, 2018 in the above table includes $623,000 of federal income tax benefit and $104,000 of state income tax benefit largely attributable to the sale of the design-build mechanical contractor in November 2018.

Maintenance Capital Expenditures

For the year ended December 31, 2018, MIC Hawaii incurred maintenance capital expenditures of $8.2 million and $7.8 million on an accrual basis and cash basis, respectively, compared with $6.6 million and $7.0 million on an accrual basis and cash basis, respectively, for the year ended December 31, 2017.

Results of Operations: MIC Hawaii — (continued)

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

Income Taxes

The Provision for current income taxes of $8.3 million for the year ended December 31, 2017 in the above table includes $7.6 million of federal income tax expense and $680,000 of state income tax expense. Any current federal income tax payable was offset in consolidation with the application of NOLs at the MIC holding company level.

Maintenance Capital Expenditures

For the year ended December 31, 2017, MIC Hawaii incurred maintenance capital expenditures of $6.6 million and $7.0 million on an accrual basis and cash basis, respectively, compared with $7.9 million and $8.4 million on an accrual basis and cash basis, respectively, for the year ended December 31, 2016.

Results of Operations: Corporate and Other

Corporate and Other comprises results from MIC Corporate, our shared services center and the two renewable power development platforms. Prior to October 2018, the results of the two renewable power development platforms were reported as part of the Contracted Power segment. Following the sale of BEC and the commencement of a sale process involving substantially all of our portfolio of solar and wind facilities, the Contracted Power segment has been eliminated and now reported in discontinued operations.

The financial results below reflect Corporate and Other’s results during the periods below.

	Year Ended December 31,			Change (From 2017 to 2018) Favorable/ (Unfavorable)		Change (From 2016 to 2017) Favorable/ (Unfavorable)
	2018	2017	2016
	$	$	$	$	%	$	%
	($ In Thousands) (Unaudited)
Product revenue	852	—	311	852	NM	(311)	(100.0)
Service revenue	42	—	—	42	NM	—	—
Total revenue	894	—	311	894	NM	(311)	(100.0)
Cost of product sales	260	—	11	(260)	NM	11	100.0
Selling, general and administrative expenses	38,893	26,035	13,125	(12,858)	(49.4)	(12,910)	(98.4)
Fees to Manager-related party	44,866	71,388	68,486	26,522	37.2	(2,902)	(4.2)
Depreciation and amortization	913	161	146	(752)	NM	(15)	(10.3)
Operating loss	(84,038)	(97,584)	(81,457)	13,546	13.9	(16,127)	(19.8)
Interest expense, net(1)	(32,519)	(27,006)	(17,255)	(5,513)	(20.4)	(9,751)	(56.5)
Other income, net	17,720	9,690	—	8,030	82.9	9,690	NM
Benefit for income taxes	14,887	35,835	48,753	(20,948)	(58.5)	(12,918)	(26.5)
Net loss	(83,950)	(79,065)	(49,959)	(4,885)	(6.2)	(29,106)	(58.3)
Less: net loss attributable to noncontrolling interests	(250)	(261)	(4)	(11)	(4.2)	257	NM
Net loss attributable to MIC	(83,700)	(78,804)	(49,955)	(4,896)	(6.2)	(28,849)	(57.7)
Reconciliation of net loss to EBITDA excluding non-cash items and a reconciliation of cash used in operating activities to Free Cash Flow:
Net loss	(83,950)	(79,065)	(49,959)
Interest expense, net(1)	32,519	27,006	17,255
Benefit for income taxes	(14,887)	(35,835)	(48,753)
Depreciation and amortization	913	161	146
Fees to Manager-related party	44,866	71,388	68,486
Pension expense(2)	185	—	—
Other non-cash expense, net	1,280	831	681
EBITDA excluding non-cash items	(19,074)	(15,514)	(12,144)	(3,560)	(22.9)	(3,370)	(27.8)
EBITDA excluding non-cash items	(19,074)	(15,514)	(12,144)
Interest expense, net(1)	(32,519)	(27,006)	(17,255)
Convertible senior notes interest(3)	7,487	7,782	1,969
Amortization of debt financing costs(1)	4,953	3,964	2,755
Amortization of debt discount(1)	3,627	3,266	1,007
Benefit for current income taxes	14,986	16,155	8,624
Changes in working capital	(15,300)	(15,339)	(6,114)
Cash used in operating activities	(35,840)	(26,692)	(21,158)
Changes in working capital	15,300	15,339	6,114
Free cash flow	(20,540)	(11,353)	(15,044)	(9,187)	(80.9)	3,691	24.5

NM — Not meaningful

(1)	Interest expense, net, included non-cash amortization of deferred financing fees and non-cash amortization of debt discount related to the 2.00% Convertible Senior Notes due October 2023.
(2)	Pension expense primarily consists of interest cost, expected return on plan assets and amortization of actuarial and performance gains and losses.
(3)	Represents the cash interest expense reclassified to Atlantic Aviation, related to the 2.00% Convertible Senior Notes due October 2023 through December 6, 2018, the date of Atlantic Aviation’s refinancing. The proceeds from this note issuance in October 2016 were used principally to reduce the drawn balance on Atlantic Aviation’s revolving credit facility. Cash interest expense on this note issuance is included in Corporate and Other subsequent to December 6, 2018.

Results of Operations: Corporate and Other — (continued)

Year Ended December 31, 2018 Compared with Year Ended December 31, 2017

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the year ended December 31, 2018 compared with the year ended December 31, 2017 primarily due to, (i) higher costs related to the evaluation of various investment and acquisition/disposition opportunities, primarily related to the sale of BEC; and (ii) approximately $4.0 million of costs incurred for advisory services in connection with addressing shareholder matters. The increases in selling, general and administrative expenses were partially offset by the absence of costs incurred during 2017 in connection with the implementation of our shared services center.

Fees to Manager

Fees to Manager for the years ended December 31, 2018 and 2017 comprise base management fees of $44.9 million and $71.4 million, respectively. Base management fees decreased for the year ended December 31, 2018 compared with the year ended December 2017 primarily due to the decrease in market capitalization. No performance fees were incurred in any of these periods.

Interest Expense, Net

Cash interest expense was $16.5 million for the year ended December 31, 2018 compared with $12.0 million for the year ended December 31, 2017. The increase in cash interest expense reflects a higher average debt balance and higher weighted average interest rate.

Cash interest expense for the years ended December 31, 2018 and 2017 excludes the cash interest paid on the $402.5 million of MIC Corporate 2.00% Convertible Senior Notes issued in October 2016 through the date of the refinancing of Atlantic Aviation’s debt on December 6, 2018. The proceeds from this note issuance in October 2016 were used principally to reduce the drawn balance of Atlantic Aviation’s revolving credit facility. Cash interest expense on this note issuance is included in Corporate and Other subsequent to December 6, 2018.

Other Income, Net

Other income, net, increased for the year ended December 31, 2018 compared with the year ended December 31, 2017 primarily due to higher fee income from a developer of renewable power.

Income Taxes

The Benefit for current income taxes of $15.0 million for the year ended December 31, 2018 in the above table includes $15.4 million of federal income tax benefit and $400,000 of state income tax expense. The federal income tax benefit represents the federal income tax payable at IMTT, Atlantic Aviation, MIC Hawaii and BEC through the date of sale that are offset in consolidation with the application of MIC holding company level NOLs. At December 31, 2018, we had $152.0 million in federal NOLs for the consolidated group.

Results of Operations: Corporate and Other — (continued)

Year Ended December 31, 2017 Compared with Year Ended December 31, 2016

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the year ended December 31, 2017 compared with the year ended December 31, 2016 primarily due to costs incurred in connection with the implementation of our shared services initiative and higher costs incurred in connection with the evaluation of various investment and acquisition opportunities.

Fees to Manager

Fees to Manager for the years ended December 31, 2017 and 2016 comprise base management fees of $71.4 million and $68.5 million, respectively. Base management fees increased for the year ended December 31, 2017 compared with the year ended December 2016 primarily due to the increase in market capitalization. No performance fees were incurred in any of these periods.

Interest Expense, Net

Cash interest expense was $12.0 million for the year ended December 31, 2017 compared with $11.5 million for the year ended December 31, 2016. The increase in cash interest expense reflects a higher average debt balance and higher weighted average interest rate.

Cash interest expense for the years ended December 31, 2017 and 2016 excludes the cash interest paid on the $402.5 million of MIC Corporate 2.00% Convertible Senior Notes issued in October 2016. The proceeds from the note issuance in October 2016 were used principally to reduce the drawn balance of Atlantic Aviation’s revolving credit facility.

Other Income, Net

Other income, net, for the year ended December 31, 2017 primarily represents fee income from a developer of renewable power.

Income Taxes

The Benefit for current income taxes of $16.2 million for the year ended December 31, 2017 in the above table includes $16.5 million of federal income tax benefit and $280,000 of state income tax expense.

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

At December 31, 2018, our consolidated debt outstanding from continuing operations totaled $3,082.2 million (excluding adjustments for unamortized debt discounts), our consolidated cash balance from continuing operations totaled $588.6 million and consolidated available capacity under our revolving credit facilities from continuing operations totaled $1.6 billion, excluding letters of credit outstanding of $34.6 million.

In December 2018, Atlantic Aviation refinanced its existing term loan, with an amortized principal balance of $375.0 million outstanding, and its $350.0 million revolving credit facility, which was undrawn, both with October 2021 maturities. The new facility consists of a term loan of $1,025.0 million maturing in December 2025 and a $350.0 million revolving credit facility maturing in December 2023. In December 2018, IMTT amended its extension on the maturity date for each of the business’ $600.0 million revolving credit facility and $509.0 million of tax-exempt bonds by three and a half years to December of 2023 and 2025, respectively.

Liquidity and Capital Resources — (continued)

The additional proceeds from the Atlantic Aviation refinancing are expected to be used to repay the holding company level 2.875% Convertible Senior Notes due July 2019 and for general corporate purposes.

During the quarter ended December 31, 2018, we used the proceeds from the sale of BEC and cash on hand to pay down the majority of the outstanding balances on our and our businesses’ revolving credit facilities. We may redraw the majority of these facilities in the future to fund a portion of our planned growth capital deployments.

In July 2018, we included our 2.875% Convertible Senior Notes due July 2019 in the current portion of the long-term debt on our consolidated balance sheet. We expect to repay this debt at its maturity in July 2019.

The following table shows MIC’s debt obligations from continuing operations at February 15, 2019 ($ in thousands):

Business	Debt		Weighted Average Remaining Life (in years)	Balance Outstanding	Weighted Average Rate(1)
MIC Corporate
	Convertible Senior Notes	(2)	2.7	$752,443	2.41%
IMTT
	Senior Notes		7.2	600,000	3.97%
	Tax-Exempt Bonds	(3)	6.8	508,975	2.97%
Atlantic Aviation
	Term Loan	(4)(5)	6.8	1,025,000	5.65%
MIC Hawaii
	Term Loan	(5)	4.5	95,746	2.85%
	Senior Notes		3.5	100,000	4.22%
Total(6)			5.7	$3,082,164	3.96%

(1)	Reflects annualized interest rate on all facilities including interest rate hedges.
(2)	The balance includes $349.9 million of the 2.875% Convertible Senior Notes due July 2019. Using a portion of the proceeds from the Atlantic Aviation refinancing in December 2018, we expect to repay the outstanding balance at maturity.
(3)	On December 5, 2018, IMTT completed the amendment of its existing $509.0 million Tax-Exempt bonds and extended the maturity to December 2025.
(4)	On December 6, 2018, Atlantic Aviation completed the refinancing of its $1,025.0 million Term Loan facility maturing on December 2025.
(5)	The weighted average remaining life does not reflect the scheduled amortization on these facilities.
(6)	Excludes debt obligations of $306.2 million from discontinued operations.

Liquidity and Capital Resources — (continued)

The following table profiles each revolving credit facility from continuing operations at our businesses and at MIC Corporate as of February 15, 2019 ($ in thousands):

Business	Debt	Weighted Average Remaining Life (in years)	Undrawn Amount	Interest Rate(1)
MIC Corporate(2)	Revolving Facility	2.9	$600,000	LIBOR + 1.75%
IMTT(3)	USD Revolving Facility	4.8	550,000	LIBOR + 1.50%
	CAD Revolving Facility	4.8	50,000	Bankers’ Acceptance Rate + 1.50%
Atlantic Aviation(4)	Revolving Facility	4.8	350,000	LIBOR + 2.25%
MIC Hawaii(5)	Revolving Facility	4.0	60,000	LIBOR + 1.25%
Total(6)		4.1	$1,610,000

(1)	Excludes commitment fees.
(2)	On January 3, 2018, the Company completed the refinancing and upsizing of its senior secured revolving credit facility and extended its maturity to January 2022. The applicable margin on the interest rate is based on a ratings grid.
(3)	On December 5, 2018, IMTT completed the amendment of its $550.0 million USD revolving credit facility and $50.0 million CAD revolving credit facility and extended the maturity for both facilities to December 2023. The applicable margin on the interest rate is based on a ratings and leverage grid.
(4)	On December 6, 2018, Atlantic Aviation completed the refinancing of its $350.0 million revolving credit facility and extended the maturity to December 2023. The applicable margin on the interest rate is based on a leverage grid.
(5)	On February 12, 2018, Hawaii Gas completed the refinancing of its existing $60.0 million revolving credit facility and extended its maturity to February 2023.
(6)	Excludes letters of credit outstanding of $35.7 million.

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

We capitalize our businesses in part using floating rate bank debt with medium-term maturities of between four and seven years. In general, we hedge any floating rate exposure for the majority of the term of these facilities. We also use longer dated private placement debt and other forms of capital including bond or hybrid debt instruments to capitalize our businesses. In general, the debt facilities at our businesses are non-recourse to the holding company and there are no cross-collateralization or cross-guarantee provisions in these facilities.

Liquidity and Capital Resources — (continued)

COMMITMENTS AND CONTINGENCIES

The following table summarizes our future obligations for continuing operations, by period due, as of December 31, 2018, under our various contractual obligations and commitments. We had no other off-balance sheet arrangement at that date or currently.

	Payments Due by Period
	Total	Less than One Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	($ In Thousands)
Long-term debt(1)	$3,082,164	$361,166	$22,575	$605,262	$2,093,161
Interest obligations(2)	815,533	124,652	237,803	237,494	215,584
Operating lease obligations(3)	673,446	47,679	85,430	79,349	460,988
Pension and post-retirement benefit obligations(4)	129,560	12,216	24,519	24,309	68,516
Purchase commitments	19,745	16,485	3,260	—	—
Service commitments	4,750	1,893	1,839	292	726
Capital expenditure commitments	59,577	43,784	15,484	23	286
Other	1,035	239	184	179	433
Total contractual cash obligations(5)	$4,785,810	$608,114	$391,094	$946,908	$2,839,694

(1)	The long-term debt represents the consolidated principal obligations to various lenders. The primary debt facilities are subject to certain covenants, the violation of which could result in acceleration of the maturity dates. For a description of the material terms and debt covenants of MIC and its businesses, see Note 9, “Long-Term Debt”, in our consolidated financial statements in “Financial Statements and Supplementary Data” in Part II, Item 8, of this Form 10-K.
(2)	The variable rate portion on the interest obligation on long-term debt was calculated using three months LIBOR forward spot rate at December 31, 2018.
(3)	This represents the minimum annual rentals required to be paid under non-cancellable operating leases with terms in excess of one year.
(4)	The pension and post-retirement benefit obligation is forecasted payments, by actuaries, for the next ten years.
(5)	The above table does not reflect certain long-term obligations, such as deferred taxes, for which we are unable to estimate the period in which the obligation will be incurred.

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

Liquidity and Capital Resources — (continued)

ANALYSIS OF CONSOLIDATED HISTORICAL CASH FLOWS FROM CONTINUING OPERATIONS

The following section discusses our sources and uses of cash on a consolidated basis from continuing operations. All intercompany activities such as corporate allocations, capital contributions to our businesses and distributions from our businesses have been excluded from the tables as these transactions are eliminated on consolidation.

	Year Ended December 31,			Change (From 2017 to 2018) Favorable/ (Unfavorable)		Change (From 2016 to 2017) Favorable/ (Unfavorable)
	2018	2017(1)	2016(1)
($ In Thousands)	$	$	$	$	%	$	%
Cash provided by operating activities	473,160	464,106	488,127	9,054	2.0	(24,021)	(4.9)
Cash used in investing activities	(156,344)	(421,064)	(287,526)	264,720	62.9	(133,538)	(46.4)
Cash (used in) provided by financing activities	(389,376)	70,462	(138,415)	(459,838)	NM	208,877	150.9

NM — Not meaningful

(1)	Conformed to current period presentation for the adoption of ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash. See Note 2, “Summary of Significant Accounting Policies”, in our Notes to Consolidated Financial Statements in Part II, Item 8, of this Form 10-K for recently issued accounting standards.

Operating Activities from Continuing Operations

Cash provided by (used in) operating activities is generally comprised of EBITDA excluding non-cash items (as defined by us), less cash interest, tax and pension payments, and changes in working capital. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” for discussions around the components of EBITDA excluding non-cash items on a consolidated basis from continuing operations and for each of our businesses above.

The increase in consolidated cash provided by operating activities from continuing operations for the year ended December 31, 2018 compared with the year ended December 31, 2017 was primarily due to:

•	the improvement in collection of accounts receivable on higher balances from the increase in the cost of jet fuel at Atlantic Aviation and the increase in the cost of propane and synthetic natural gas at MIC Hawaii;
•	timing of prepaid expenses, primarily related to insurance premiums; and
•	collection of fee income and interest from a renewable developer on a revolving credit facility; partially offset by
•	a decrease in EBITDA excluding non-cash items;
•	an increase in interest expense; and
•	an increase in current state taxes.

The decrease in consolidated cash provided by operating activities from continuing operations for the year ended December 31, 2017 compared with the year ended December 31, 2016 was primarily due to:

•	an increase in the cost of jet fuel at Atlantic Aviation and the increase in the cost of gas at MIC Hawaii;
•	timing of payment of insurance premium; and
•	an increase in current state taxes; partially offset by
•	an absence of interest rate swap breakage fees and interest rate cap premiums paid in connection with the October 2016 refinancing at Atlantic Aviation;

Liquidity and Capital Resources — (continued)

•	improved operating results from existing businesses and contributions from acquisitions; and
•	an absence of any voluntary pension contributions.

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

Investing Activities from Continuing Operations

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

The decrease in consolidated cash used in investing activities from continuing operations for the year ended December 31, 2018 compared with the year ended December 31, 2017 was primarily due to:

•	a larger amount of acquisition and investment activities completed in 2017;
•	proceeds from the sale of businesses during 2018; and
•	a decrease in capital expenditures.

The increase in consolidated cash used in investing activities from continuing operations for the year ended December 31, 2017 compared with the year ended December 31, 2016 was primarily due to:

•	larger acquisitions in 2017, primarily seven terminals at IMTT and two FBOs at Atlantic Aviation;
•	the absence of insurance proceeds received by IMTT during 2016; and
•	net borrowings by a third party renewables developer on a revolving credit facility.

Liquidity and Capital Resources — (continued)

Capital Deployment (includes both continuing and discontinued operations)

Capital deployment includes growth capital expenditures and “bolt-on” acquisitions, the majority of which are expected to generate incremental earnings. For the years ended December 31, 2018, 2017 and 2016, we deployed $174.9 million, $637.4 million and $336.7 million, respectively, of growth capital. Capital deployed from continuing operations in 2018 was $147.9 million.

We continuously evaluate opportunities to prudently deploy capital in acquisitions and growth projects, whether in our existing businesses or new lines of business. We expect to undertake a number of capital projects related to the repurposing and repositioning of certain assets at IMTT and the enhancement of the capabilities of the businesses in our other segments and we estimate that the majority of our 2019 growth capital expenditures will be made in support of IMTT. In total, we expect to deploy approximately $275.0 million to $300.0 million of growth capital during 2019.

Financing Activities from Continuing Operations

Cash provided by financing activities primarily includes new equity issuance and debt issuance related to acquisitions and capital expenditures. Cash used in financing activities primarily includes dividends to our stockholders and the repayment of debt principal balances on maturing debt.

The change in consolidated cash provided by financing activities from continuing operations for the year ended December 31, 2017 to cash used in financing activities from continuing operations for the year ended December 31, 2018 was primarily due to:

•	a net debt repayment in 2018 from the use of proceeds from BEC, refinancing at Atlantic Aviation and cash on hand; and
•	an increase in deferred financing costs paid in 2018; partially offset by
•	a net debt borrowing in 2017 to partially fund acquisitions, growth capital expenditures and general corporate purposes; and
•	a decrease in dividends paid to stockholders in 2018.

The change in consolidated cash used in financing activities from continuing operations for the year ended December 31, 2016 to cash provided by financing activities from continuing operations for the year ended December 31, 2017 was primarily due to:

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

IMTT

On December 5, 2018, IMTT amended its credit agreement. The amendment extended the maturity date of IMTT’s $600.0 million revolving credit facility from May 21, 2020 to December 5, 2023, and extended the maturity date of the $509.0 million tax exempt bond purchase facility from May 21, 2022 to December 5, 2025.

Both of IMTT’s revolving credit and tax exempt facilities are subject to either a ratings based or leverage-based pricing grid. At December 31, 2018, the pricing on the revolving credit facility was LIBOR plus 150 basis points. The interest rate on IMTT’s tax exempt bonds decreased by approximately 40 basis points to 80% of the sum of one month LIBOR plus the applicable margin plus 45 basis points. This reduction in rate is expected to result in approximately $2.0 million of reduced interest expense per year.

Liquidity and Capital Resources — (continued)

During the year ended December 31, 2018, IMTT drew down $17.0 million for general corporate purposes and repaid $227.0 million on its USD revolving credit facility using cash on hand and proceeds from the BEC sale. At December 31, 2018, IMTT had $1.1 billion of debt outstanding consisting of $600.0 million of senior notes and $509.0 million of tax-exempt bonds. IMTT’s $600.0 million of revolving credit facilities remained undrawn at December 31, 2018. For the years ended December 31, 2018, 2017 and 2016, cash interest expense was $45.8 million, $40.5 million and $39.3 million, respectively. At December 31, 2018, IMTT was in compliance with its financial covenants.

Atlantic Aviation

On December 6, 2018, Atlantic Aviation entered into a credit agreement for a seven-year, $1,025.0 million senior secured first lien term loan facility and a five-year, $350.0 million senior secured first lien revolving credit facility. As part of the refinancing, Atlantic Aviation wrote-off approximately $3.0 million in deferred financing costs associated with the October 2016 debt.

The term loan bears interest at a rate of LIBOR plus 375 basis points. The revolving credit facility is subject to a leverage-based pricing grid with an opening pricing of LIBOR plus 225 basis points. The all-in cost of the loan will be reduced to approximately 5.7% by a 1.0% LIBOR rate cap on a notional $400.0 million of Atlantic Aviation debt.

During the year ended December 31, 2018, Atlantic Aviation drew down $68.0 million primarily to fund an on-field consolidation of an FBO and for general corporate purposes and repaid $326.0 million on its senior secured revolving credit facility using cash on hand and proceeds from the BEC sale. At December 31, 2018, Atlantic Aviation had $1,025.0 million outstanding on its senior secured, first lien term loan facility. Atlantic Aviation’s $350.0 million revolving credit facility remained undrawn at December 31, 2018.

For the years ended December 31, 2018, 2017 and 2016, cash interest expense, excluding any interest rate swap breakage fees and interest rate cap premium, was $28.8 million, $20.7 million and $25.9 million, respectively. Cash interest expense for the years ended December 31, 2018, 2017 and 2016 includes the cash interest paid on the $402.5 million of MIC Corporate 2.00% Convertible Senior Notes issued in October 2016 through the refinancing of the business’ debt on December 6, 2018. The proceeds from this note issuance in October 2016 were used principally to reduce the drawn balance of Atlantic Aviation’s revolving credit facility.

At December 31, 2018, Atlantic Aviation was in compliance with its financial covenants.

MIC Hawaii

At December 31, 2018, MIC Hawaii had total debt outstanding of $195.7 million in term loans and senior secured note borrowings and a $60.0 million revolving credit facility that was undrawn. Cash interest expense was $7.4 million, $7.0 million and $6.7 million for the years ended December 31, 2018, 2017 and 2016, respectively.

Hawaii Gas

In February 2018, Hawaii Gas exercised the second of two one-year extensions related to its $80.0 million secured term loan facility and its $60.0 million revolving credit facility. The maturities have been extended to February 2023.

At December 31, 2018, Hawaii Gas had total debt outstanding of $180.0 million in term loan and senior secured note borrowings and a revolving credit facility of $60.0 million that was undrawn. Cash interest expense was $6.8 million, $6.3 million and $6.3 million for the years ended December 31, 2018, 2017 and 2016, respectively. At December 31, 2018, Hawaii Gas was in compliance with its financial covenants.

Solar facilities

At December 31, 2018, the solar facilities in Hawaii had $15.7 million in outstanding term loan debt. At December 31, 2018, these solar facilities were in compliance with their financial covenants.

Liquidity and Capital Resources — (continued)

MIC Corporate

On January 3, 2018, the Company completed the refinancing and upsizing of its senior secured revolving credit facility to $600.0 million and extended the maturity through January 3, 2022.

During the year ended December 31, 2018, MIC drew down $277.0 million for general corporate purposes and repaid $420.5 million on its senior secured revolving credit facility using cash on hand and proceeds from the BEC sale. At December 31, 2018, MIC’s $600.0 million senior secured revolving credit facility remained undrawn. At December 31, 2018, MIC also had $349.9 million and $402.5 million in convertible senior notes outstanding that bear interest at 2.875% and 2.00%, respectively.

Cash interest expense was $16.5 million, $12.0 million and $11.5 million for the years ended December 31, 2018, 2017 and 2016, respectively. Cash interest expense for the years ended December 31, 2018, 2017 and 2016 excludes the cash interest paid on the $402.5 million of MIC Corporate 2.00% Convertible Senior Notes issued in October 2016 through the date of the refinancing of Atlantic Aviation’s debt on December 6, 2018. The proceeds from this note issuance in October 2016 were used principally to reduce the drawn balance of Atlantic Aviation’s revolving credit facility. Cash interest expense on this note issuance is included in MIC Corporate and Other subsequent to December 6, 2018.

At December 31, 2018, MIC Corporate was in compliance with its financial covenants.

For a description of the material terms of MIC and its businesses, see Note 9, “Long-Term Debt”, in our consolidated financial statements in “Financial Statements and Supplementary Data” in Part II, Item 8, of this Form 10-K.

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

Business Combinations

Our acquisitions of businesses that we control are accounted for under the purchase method of accounting. The amounts assigned to the identifiable assets acquired and liabilities assumed in connection with acquisitions are based on estimated fair values as of the date of the acquisition, with the remainder, if any, recorded as goodwill. The fair values are determined by our management, taking into consideration information supplied by the management of acquired entities and other relevant information. Such information includes valuations supplied by independent appraisal experts for significant business combinations. The valuations are generally based upon future cash flow projections for the acquired assets, discounted to a present value. The determination of fair values require significant judgment both by management and outside experts engaged to assist in this process.

Goodwill, Intangible Assets and Property, Plant and Equipment

Significant assets acquired in connection with our acquisition of businesses include contractual arrangements, customer relationships, non-compete agreements, trademarks, property and equipment and goodwill.

Goodwill and Trademarks

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

ASU No. 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, simplifies the measurement of goodwill and no longer requires an entity to perform a hypothetical purchase price allocation when computing the estimated fair value to measure goodwill impairment. Instead, impairment will be assessed by quantifying the difference between the fair value of a reporting unit and its carrying amount. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, on condition that the charge doesn’t exceed the total amount of goodwill allocated to that reporting unit.

If an entity concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if there is a triggering event that indicates impairment, the Company needs to perform a quantitative impairment test. This requires management to make judgments in determining what assumptions to use in the calculation. The first step is to determine the estimated fair value of each reporting unit with goodwill. The reporting units of the Company, for purposes of the impairment test, are those components of operating segments for which discrete financial information is available and segment management regularly reviews the operating results of that component. When determining reporting units, components with similar economic characteristics are combined.

The Company estimates the fair value of each reporting unit by estimating the present value of the reporting unit’s future discounted cash flows or value expected to be realized in a third party sale. If the recorded net assets of the reporting unit are less than the reporting unit’s estimated fair value, then no impairment is indicated. If the recorded amount of goodwill exceeds the estimated fair value, an impairment charge is recorded for the excess.

IMTT, Atlantic Aviation and the MIC Hawaii businesses are separate reporting units for purposes of this analysis. The impairment test for trademarks, which are not amortized, requires the determination of the fair value of such assets. If the fair value of the trademarks is less than their carrying value, an impairment loss is recognized in an amount equal to the difference. We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and/or intangible assets. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, or a material negative change in relationship with significant customers.

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

At September 30, 2018, the fair value exceeded book value by $2.2 billion, or approximately 36.0%, primarily from Atlantic Aviation, by approximately $2.0 billion, and Hawaii Gas, by approximately $250.0 million. IMTT’s fair value at September 30, 2018 exceeded the book value by approximately $20.0 million. The fair value of IMTT was impacted by the decline in short-term earnings related to the non-renewal of certain contracts for heavy and residual oil. The non-renewal of these contracts, or the renewal at lower rates, is partially attributable to changes in trade flows.

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

At December 31, 2018, there were no new triggering events that indicated impairment.

Property, Plant and Equipment and Intangible Assets

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

We perform impairment reviews of property and equipment and intangibles subject to amortization when events or circumstances indicate that fair value of the assets are less than their carrying amount and the undiscounted cash flows estimated to be generated by those assets are less than the carrying amount of those assets. In this circumstance, the impairment charge is determined based upon the amount by which the net book value of the assets exceeds their fair market value. Any impairment is measured by comparing the fair value of the asset to its carrying value.

The estimated fair value of reporting units and fair value of property and equipment and intangible assets is determined by our management and is generally based upon future cash flow projections for the acquired assets, discounted to present value. We use outside valuation experts when management considers that it is appropriate to do so.

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

Accounting Policies, Accounting Changes and Future Application of Accounting Standards

See Note 2, “Summary of Significant Accounting Policies” in our consolidated financial statements in “Financial Statements and Supplementary Data” in Part II, Item 8, of this Form 10-K for financial information and further discussions, for a summary of the Company’s significant accounting policies, including a discussion of recently adopted and issued accounting pronouncements.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The discussion that follows describes our exposure to market risks and the use of derivatives to address those risks. See Note 10, “Derivative Instruments and Hedging Activities” in Part II, Item 8, of this Form 10-K for further discussions.

Interest Rate Risk

We are exposed to interest rate risk in relation to the borrowings of our businesses. Our current policy is to enter into derivative financial instruments to fix variable-rate interest payments covering a portion of the interest rate risk associated with the borrowings of our businesses, subject to the requirements of our lenders. As of December 31, 2018, our continuing businesses had $3.1 billion of current and long-term debt, of which $947.1 million was economically hedged with interest rate contracts, $1.5 billion was fixed rate debt and $682.6 million was unhedged.

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

IMTT

At December 31, 2018, IMTT had $509.0 million in tax exempt bonds outstanding, of which $451.4 million is fixed with an interest rate swap contract and the remainder of the balance of $57.6 million is unhedged. The interest rate swap fixes the interest rate at 2.90% through June 2021, prior to the mandatory tender of the tax exempt bonds in December 2025. A 10% decrease in interest rates would result in a $1.9 million decrease in the fair market value of the interest rate swaps and a corresponding 10% increase would result in a $2.1 million increase in the fair market value.

For the portion of the tax-exempt bonds that is not hedged, a 10% decrease in interest rate would result in a $115,000 decrease in interest expense per year and a corresponding 10% increase would result in a $115,000 increase in interest expense per year.

Atlantic Aviation

At December 31, 2018, Atlantic Aviation had $1,025.0 million of term loan debt outstanding. At December 31, 2018, the interest rate on the term loan floats at LIBOR plus 3.75%. A 10% decrease in interest rate would result in a $2.6 million decrease in interest expense per year and a corresponding 10% increase would result in a $2.6 million increase in interest expense per year.

The business has an interest rate cap agreement with a notional of $400.0 million with a strike price of 1.0% through September 2021 that partially hedges the term loan debt prior to the maturity of the debt. A 10% decrease in interest rates would result in a $3.0 million decrease in the fair market value of the interest rate caps and a corresponding 10% increase would result in a $3.0 million increase in the fair market value.

MIC Hawaii

Hawaii Gas

At December 31, 2018, Hawaii Gas had $80.0 million of term loan debt outstanding. The interest rate on this term loan facility floats at LIBOR plus 1.75% at December 31, 2018. This floating rate has been fixed at 2.74% using interest rate swap contract through February 2020, approximately three years prior to maturity. A 10% decrease in interest rates would result in a $188,000 decrease in the fair market value of the interest rate swaps and a corresponding 10% increase would result in a $248,000 increase in the fair market value.

Other businesses

At December 31, 2018, the solar facilities in Hawaii had $15.7 million of term loan debt outstanding. The interest rate on this term loan facility floats at LIBOR plus 2.00%. This floating rate has been fixed at 3.38% using an interest rate swap contract through June 2026. A 10% decrease in interest rates would result in a $212,000 decrease in the fair market value of the interest rate swaps and a corresponding 10% increase would result in a $237,000 increase in the fair market value.

Commodity Price Risk

MIC Hawaii

Hawaii Gas

The risk associated with fluctuations in the prices that Hawaii Gas pays for LPG is principally a result of market forces reflecting changes in supply and demand for LPG and other energy commodities. Hawaii Gas’ gross margin is sensitive to changes in LPG supply costs and Hawaii Gas may not always be able to pass through product cost increases fully or on a timely basis, particularly when product costs rise rapidly. In order to reduce the volatility of the business’ LPG market price risk, Hawaii Gas has used and expects to continue to use over-the-counter commodity derivative instruments including price swaps. Hawaii Gas does not use commodity derivative instruments for speculative or trading purposes. Over-the-counter derivative commodity instruments utilized by Hawaii Gas to hedge forecasted purchases of LPG are generally settled at expiration of the contract. The fair value of unsettled commodity price risk sensitive instruments at December 31, 2018 was a liability of $2.6 million. A 10% increase in the market price of LPG would result in an increase in such fair value of approximately $2.5 million. A 10% decrease in the market price of LPG would result in a decrease in such fair value of approximately $2.4 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MACQUARIE INFRASTRUCTURE CORPORATION

INDEX TO FINANCIAL STATEMENTS

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Macquarie Infrastructure Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Macquarie Infrastructure Corporation and subsidiaries (the Company) as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 20, 2019 expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Dallas, Texas
February 20, 2019

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED BALANCE SHEETS
($ in Thousands, Except Share Data)

	As of December 31,
	2018	2017
ASSETS
Current assets:
Cash and cash equivalents	$588,555	$45,844
Restricted cash	23,316	10,295
Accounts receivable, less allowance for doubtful accounts of $1,097 and $895, respectively	95,161	146,621
Inventories	29,256	33,060
Prepaid expenses	12,647	10,885
Fair value of derivative instruments	10,516	11,965
Other current assets	13,200	12,061
Current assets held for sale(1)	647,652	36,914
Total current assets	1,420,303	307,645
Property, equipment, land and leasehold improvements, net	3,141,407	3,197,407
Investment in unconsolidated business	8,360	9,115
Goodwill	2,043,320	2,047,040
Intangible assets, net	788,761	851,751
Fair value of derivative instruments	14,536	22,011
Other noncurrent assets	27,094	23,034
Noncurrent assets held for sale(1)	—	1,550,948
Total assets	$7,443,781	$8,008,951
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Due to Manager – related party	$2,966	$5,577
Accounts payable	38,178	58,883
Accrued expenses	85,867	79,576
Current portion of long-term debt	361,166	21,496
Other current liabilities	32,621	39,768
Current liabilities held for sale(1)	317,178	50,665
Total current liabilities	837,976	255,965
Long-term debt, net of current portion	2,652,748	2,991,654
Deferred income taxes	680,938	644,914
Other noncurrent liabilities	155,792	162,678
Noncurrent liabilities held for sale(1)	—	603,037
Total liabilities	4,327,454	4,658,248
Commitments and contingencies	—	—

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED BALANCE SHEETS – (continued)
($ in Thousands, Except Share Data)

	As of December 31,
	2018	2017
Stockholders’ equity(2):
Common stock ($0.001 par value; 500,000,000 authorized; 85,800,303 shares issued and outstanding at December 31, 2018 and 84,733,957 shares issued and outstanding at December 31, 2017)	$86	$85
Additional paid in capital	1,510,305	1,840,033
Accumulated other comprehensive loss	(30,271)	(29,993)
Retained earnings	1,484,482	1,343,567
Total stockholders’ equity	2,964,602	3,153,692
Noncontrolling interests(3)	151,725	197,011
Total equity	3,116,327	3,350,703
Total liabilities and equity	$7,443,781	$8,008,951

(1)	See Note 5, “Discontinued Operations and Dispositions”, for further discussion on assets and liabilities held for sale.
(2)	See Note 11, “Stockholders’ Equity”, for discussions on preferred stock and special stock.
(3)	Includes $141.5 million and $184.3 million of noncontrolling interest related to discontinued operations at December 31, 2018 and 2017, respectively. See Note 5, “Discontinued Operations and Dispositions”, for further discussions.

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED STATEMENTS OF OPERATIONS
($ in Thousands, Except Share and Per Share Data)

	Year Ended December 31,
	2018	2017	2016
Revenue
Service revenue	$1,515,149	$1,445,832	$1,288,562
Product revenue	246,384	222,955	213,470
Total revenue	1,761,533	1,668,787	1,502,032
Costs and expenses
Cost of services	712,082	624,214	524,423
Cost of product sales	178,822	143,787	119,440
Selling, general and administrative	328,464	306,664	277,628
Fees to Manager – related party	44,866	71,388	68,486
Goodwill impairment	3,215	—	—
Depreciation	193,659	178,292	175,518
Amortization of intangibles	68,314	63,825	60,997
Total operating expenses	1,529,422	1,388,170	1,226,492
Operating income	232,111	280,617	275,540
Other income (expense)
Interest income	788	83	86
Interest expense(1)	(112,626)	(86,999)	(95,613)
Other (expense) income, net	(6,194)	10,566	17,765
Net income from continuing operations before income taxes	114,079	204,267	197,778
(Provision) benefit for income taxes	(49,451)	229,503	(69,313)
Net income from continuing operations	$64,628	$433,770	$128,465
Discontinued Operations(2)
Net income from discontinued operations before income taxes	$31,748	$17,691	$28,348
(Provision) benefit for income taxes	(2,128)	4,651	(1,944)
Net income from discontinued operations	$29,620	$22,342	$26,404
Net income	$94,248	$456,112	$154,869
Net income from continuing operations	$64,628	$433,770	$128,465
Less: net loss attributable to noncontrolling interests	(3,452)	(409)	(3,608)
Net income from continuing operations attributable to MIC	$68,080	$434,179	$132,073
Net income from discontinued operations	$29,620	$22,342	$26,404
Less: net (loss) income attributable to noncontrolling interests	(38,821)	5,319	2,096
Net income from discontinued operations attributable to MIC	$68,441	$17,023	$24,308
Net income attributable to MIC	$136,521	$451,202	$156,381
Basic income per share from continuing operations attributable to MIC	$0.80	$5.22	$1.63
Basic income per share from discontinued operations attributable to MIC	0.80	0.20	0.30
Basic income per share attributable to MIC	$1.60	$5.42	$1.93
Weighted average number of shares outstanding: basic	85,233,989	83,204,404	80,892,654
Diluted income per share from continuing operations attributable to MIC	$0.80	$4.94	$1.55
Diluted income per share from discontinued operations attributable to MIC	0.80	0.19	0.30
Diluted income per share attributable to MIC	$1.60	$5.13	$1.85
Weighted average number of shares outstanding: diluted	85,249,865	91,073,362	82,218,627
Cash dividends declared per share	$4.00	$5.56	$5.05

(1)	Interest expense includes gains on derivative instruments of $7.6 million and $2.2 million and losses on derivative instruments of $2.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.
(2)	See Note 5, “Discontinued Operations and Dispositions”, for discussions on businesses classified as held for sale.

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in Thousands)

	Year Ended December 31,
	2018	2017	2016
Net income	$94,248	$456,112	$154,869
Other comprehensive income (loss), net of taxes:
Change in post-retirement benefit plans(1)	8,973	(3,651)	(2,017)
Translation adjustment(2)(3)	(4,857)	2,618	2,375
Other comprehensive income (loss)	4,116	(1,033)	358
Comprehensive income	$98,364	$455,079	$155,227
Less: comprehensive (loss) income attributable to noncontrolling interests(3)	(42,273)	4,910	(78)
Comprehensive income attributable to MIC	$140,637	$450,169	$155,305

(1)	Change in post-retirement benefit plans is presented net of tax expense of $3.5 million and net of tax benefit of $3.0 million and $1.4 million for the years ended December 31, 2018, 2017 and 2016, respectively. See Note 11, “Stockholders’ Equity”, for further discussions.
(2)	Translation adjustment is presented net of tax benefit of $1.9 million and net of tax expense of $2.0 million and $618,000 for the years ended December 31, 2018, 2017, and 2016, respectively. See Note 11, “Stockholders’ Equity”, for further discussions.
(3)	On March 31, 2016, IMTT acquired the remaining 33.3% interest in its Quebec terminal that it did not previously own. As part of this transaction, the translation adjustment of $4.6 million, net of taxes, was reclassified from noncontrolling interests to accumulated other comprehensive loss. See Note 11, “Stockholders’ Equity”, for disclosures on accumulated other comprehensive loss.

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY
($ in Thousands, Except Share Data)

	Year Ended December 31,			Shares
				Year Ended December 31,
	2018	2017	2016	2018	2017	2016
Common Stock(1)
Balance, beginning of year	$85	$82	$80	84,733,957	82,047,526	80,006,744
Issuance of shares, net of offering costs	—	—	—	1,916	78,343	157,649
Issuance of shares pursuant to acquisition	—	2	—	—	1,650,104	—
Issuance of shares to Manager	1	1	2	1,054,896	948,147	1,874,426
Issuance of shares to independent directors	—	—	—	9,435	9,595	8,660
Issuance of shares pursuant to conversion of convertible senior notes	—	—	—	99	242	47
Balance, end of year	$86	$85	$82	85,800,303	84,733,957	82,047,526
Additional Paid in Capital
Balance, beginning of year	$1,840,033	$2,089,407	$2,317,421
Issuance of shares, net of offering costs	(118)	5,603	11,751
Issuance of shares pursuant to acquisition	—	124,998	—
Issuance of shares to Manager	47,987	72,273	135,343
Issuance of shares to independent directors	750	681	750
Issuance of shares pursuant to conversion of convertible senior notes	8	20	4
Dividends to common stockholders(2)	(378,355)	(452,949)	(396,093)
Purchase of noncontrolling interest	—	—	6,102
Equity component of convertible senior notes issued, net of tax(3)	—	—	14,129
Balance, end of year	$1,510,305	$1,840,033	$2,089,407
Accumulated Other Comprehensive Loss
Balance, beginning of year	$(29,993)	$(28,960)	$(23,295)
Cumulative effect of change in accounting principle(4)	(4,394)	—	—
Other comprehensive income (loss)	4,116	(1,033)	(1,076)
Purchase of noncontrolling interest(5)	—	—	(4,589)
Balance, end of year	$(30,271)	$(29,993)	$(28,960)
Retained Earnings
Balance, beginning of year	$1,343,567	$892,365	$735,984
Cumulative effect of change in accounting principle(4)	4,394	—	—
Net income	136,521	451,202	156,381
Balance, end of year	$1,484,482	$1,343,567	$892,365
Total Stockholders’ Equity	$2,964,602	$3,153,692	$2,952,894

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY – (continued)
($ in Thousands, Except Share Data)

	Year Ended December 31,
	2018	2017	2016
Noncontrolling Interests
Balance, beginning of year	$197,011	$194,640	$172,252
Distributions to noncontrolling interests	(3,969)	(3,916)	(4,639)
Net adjustment to noncontrolling interest from acquisitions/disposition(5)	—	919	11,674
Contributions from noncontrolling interests	956	458	15,431
Net (loss) income	(42,273)	4,910	(1,512)
Other comprehensive income	—	—	1,434
Balance, end of year(6)	$151,725	$197,011	$194,640
Total Equity	$3,116,327	$3,350,703	$3,147,534

(1)	Excludes 100 shares of special stock issued to Manager. See Note 11, “Stockholders’ Equity”, for further discussion.
(2)	See Note 11, “Stockholders’ Equity”, for discussion on cash dividends paid on shares for each period.
(3)	Represents the stockholders’ equity component of the $402.5 million 2.00% Convertible Senior Notes due October 2023 recorded net of taxes of $11.9 million. See Note 9, “Long-Term Debt”, for further discussions.
(4)	See Note 2, “Summary of Significant Accounting Policies — Recently Issued Accounting Standards’’, for the Company’s adoption of ASU No. 2018-02 during the year ended December 31, 2018.
(5)	On March 31, 2016, IMTT acquired the remaining 33.3% interest in its Quebec terminal that it did not previously own. As part of this transaction, the translation adjustment of $4.6 million, net of taxes, was reclassified from noncontrolling interests to accumulated other comprehensive loss. See Note 11, “Stockholders’ Equity”, for disclosures on accumulated other comprehensive loss.
(6)	Includes $141.5 million, $184.3 million and $182.9 million of noncontrolling interest related to discontinued operations at December 31, 2018, 2017 and 2016, respectively. See Note 5, “Discontinued Operations and Dispositions”, for further discussions.

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in Thousands)

	Year Ended December 31,
	2018	2017(1)	2016(1)
Operating activities
Net income from continuing operations	$64,628	$433,770	$128,465
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Non-cash goodwill impairment	3,215	—	—
Depreciation and amortization of property and equipment	193,659	178,292	175,518
Amortization of intangible assets	68,314	63,825	60,997
Amortization of debt financing costs	11,353	7,184	19,552
Amortization of debt discount	3,627	3,266	1,007
Adjustments to derivative instruments	11,490	(3,709)	(49,787)
Fees to Manager-related party	44,866	71,388	68,486
Deferred taxes	35,501	(240,534)	62,009
Pension expense	8,306	8,106	8,601
Other non-cash expense, net(2)	22,697	5,640	5,677
Changes in other assets and liabilities, net of acquisitions/ dispositions:
Accounts receivable	14,057	(31,849)	(7,488)
Inventories	(1,568)	(5,895)	(2,363)
Prepaid expenses and other current assets	(2,216)	(5,495)	8,070
Due to Manager–related party	511	(130)	135
Accounts payable and accrued expenses	421	(7,170)	4,492
Income taxes payable	584	401	8,251
Pension contribution	—	—	(3,500)
Other, net	(6,285)	(12,984)	5
Net cash provided by operating activities from continuing operations	473,160	464,106	488,127
Investing activities
Acquisitions of businesses and investments, net of cash, cash equivalents and restricted cash acquired	(18,415)	(200,850)	(37,091)
Purchases of property and equipment	(177,156)	(214,224)	(257,198)
Proceeds from insurance claim	—	—	10,740
Loan to project developer	(19,400)	(23,341)	(5,000)
Loan repayment from project developer	17,131	17,079	—
Proceeds from sale of business, net of cash, cash equivalents and restricted cash divested	41,212	—	—
Other, net	284	272	1,023
Net cash used in investing activities from continuing operations	(156,344)	(421,064)	(287,526)

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)
($ in Thousands)

	Year Ended December 31,
	2018	2017(1)	2016(1)
Financing activities
Proceeds from long-term debt	$1,407,000	$931,001	$1,311,000
Payment of long-term debt	(1,384,945)	(412,646)	(1,452,480)
Proceeds from the issuance of shares	125	6,060	12,623
Dividends paid to common stockholders	(378,355)	(452,949)	(396,093)
Contributions received from noncontrolling interests	956	458	15,431
Purchase of noncontrolling interest	—	—	(9,909)
Distributions paid to noncontrolling interests	—	(7)	—
Offering and equity raise costs paid	(243)	(466)	(1,601)
Debt financing costs paid	(33,914)	(708)	(17,285)
Proceeds from the issuance of convertible senior notes	—	—	402,500
Payment of capital lease obligations	—	(281)	(2,601)
Net cash (used in) provided by financing activities from continuing operations	(389,376)	70,462	(138,415)
Net change in cash, cash equivalents and restricted cash from continuing operations	(72,560)	113,504	62,186
Cash flows provided by (used in) discontinued operations:
Net cash provided by operating activities	46,268	64,928	71,668
Net cash provided by (used in) investing activities	614,892	(135,757)	(85,733)
Net cash used in financing activities	(30,881)	(32,359)	(28,485)
Net cash provided by (used in) discontinued operations	630,279	(103,188)	(42,550)
Effect of exchange rate changes on cash and cash equivalents	(1,059)	511	211
Net change in cash, cash equivalents and restricted cash	556,660	10,827	19,847
Cash, cash equivalents and restricted cash, beginning of period	72,084	61,257	41,410
Cash, cash equivalents and restricted cash, end of period	$628,744	$72,084	$61,257
Supplemental disclosures of cash flow information from continuing operations:
Non-cash investing and financing activities:
Accrued financing costs	$406	$107	$3
Accrued purchases of property and equipment	23,285	22,166	22,473
Issuance of shares to Manager	47,988	72,274	135,345
Issuance of shares to independent directors	750	681	750
Issuance of shares for acquisition of business	—	125,000	—
Conversion of convertible senior notes to shares	8	20	4
Taxes paid (refund), net	12,386	10,640	(898)
Interest paid	98,215	85,128	84,112

(1)	See Note 2, “Summary of Significant Accounting Policies — Recently Issued Accounting Standards”, for the Company’s adoption of ASU No. 2016-18.
(2)	Other non-cash expense, net, includes the write-down of the Company’s investment in the previously owned design-build mechanical contractor business at MIC Hawaii for the year ended December 31, 2018.

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)
($ in Thousands)

The following table provides a reconciliation of cash, cash equivalents and restricted cash from both continuing and discontinued operations reported within the consolidated balance sheets that sum to the total of the same amounts presented in the consolidated statements of cash flows:

	As of December 31,
	2018	2017	2016
Cash and cash equivalents	$588,555	$45,844	$42,727
Restricted cash – current	23,316	10,295	2,264
Cash, cash equivalents and restricted cash included in assets held for sale(3)	16,873	15,945	16,266
Total of cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$628,744	$72,084	$61,257

(3)	Represents cash, cash equivalents and restricted cash related to businesses classified as held for sale. See Note 5, “Discontinued Operations and Dispositions”, for further discussion.

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

The Company owns its businesses through its direct wholly-owned subsidiary MIC Ohana Corporation, the successor to Macquarie Infrastructure Company Inc. The Company owns and operates a portfolio of businesses that provide services to other businesses, government agencies and individuals primarily in the U.S. The businesses it owns and operates are organized into four segments:

•	International-Matex Tank Terminals (IMTT): a business providing bulk liquid terminalling services to third parties at 17 terminals in the U.S. and two in Canada;
•	Atlantic Aviation: a provider of fuel, terminal, aircraft hangaring and other services primarily to owners and operators of general aviation (GA) jet aircraft at 70 airports throughout the U.S.;
•	MIC Hawaii: comprising an energy company that processes and distributes gas and provides related services (Hawaii Gas) and several smaller businesses collectively engaged in efforts to reduce the cost and improve the reliability and sustainability of energy in Hawaii; and
•	Corporate and Other: comprised of MIC Corporate (holding company), shared services center and other smaller businesses.

Effective October 1, 2018, the Bayonne Energy Center (BEC) and substantially all of the Company’s portfolio of solar and wind power generation businesses were classified as discontinued operations and the Company’s Contracted Power segment was eliminated. The remaining renewable power development businesses have been reported as components of Corporate and Other. All prior comparable periods have been restated to reflect this change. See Note 5, “Discontinued Operations and Dispositions” for further discussions.

2. Summary of Significant Accounting Policies

Principles of Consolidation

The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company consolidates investments where it has a controlling financial interest. The general condition for a controlling financial interest is ownership of a majority of the voting interest and, therefore, as a general rule, ownership, directly or indirectly, of over 50% of the outstanding voting shares is a condition for consolidation. In addition, if the Company demonstrates that it has the ability to direct policies and management, this may be also an indication for consolidation. For investments in variable interest entities, the Company consolidates when it is determined to be the primary beneficiary of the variable interest entity.

As of December 31, 2018, the Company was the primary beneficiary in seven solar facilities and two wind facilities in the U.S. and consolidated these projects accordingly. Substantially all of these facilities were classified as discontinued operations for the periods presented. See Note 5, “Discontinued Operations and Dispositions” for further discussions.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

Investments

Investment in unconsolidated business of $8.4 million and $9.1 million at December 31, 2018 and 2017, respectively, represent primarily a 20% ownership interest in a joint venture acquired in conjunction with the IMTT Acquisition on July 16, 2014. This investment is accounted for at cost on the consolidated balance sheet. Dividend income from this investment is recorded in Other (expense) income, net, on the consolidated statements of operations.

Use of Estimates

The preparation of the consolidated financial statements, which are in conformity with generally accepted accounting principles (GAAP), requires the Company to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. The Company evaluates these estimates and judgments on an ongoing basis and the estimates are based on experience, current and expected future conditions, third-party evaluations and various other assumptions that the Company believes are reasonable under the circumstances. Significant items subject to such estimates and assumptions include the carrying amount of property, equipment, land and leasehold improvements, intangibles and goodwill; assets and obligations related to employee benefits; and valuation of derivative instruments. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ from the estimates and assumptions used in the financial statements and related notes.

Business Combinations

Acquisitions of businesses that the Company controls are accounted for under the purchase method of accounting. The amounts assigned to the identifiable assets acquired and liabilities assumed in connection with acquisitions are based on estimated fair values as of the date of the acquisition, with the remainder, if any, recorded as goodwill. The fair values are determined by the Company’s management, taking into consideration information supplied by the management of acquired entities and other relevant information. Such information includes valuations supplied by independent appraisal experts for significant business combinations. The valuations are generally based upon future cash flow projections for the acquired assets, discounted to a present value. The determination of fair value requires significant judgment both by management and outside experts engaged to assist in this process.

Cash and Cash Equivalents

The Company considers all highly liquid investments with a maturity of three months or less when purchased to be cash equivalents.

Restricted Cash

Restricted cash consists primarily of deposits held by banks to secure certain letters of credit supporting the purchase of equipment for solar projects and other deposits designated for the construction and operation of solar projects as well as the payment of amounts related to project specific debt financings. Restricted cash is classified into current and non-current portions based on the terms of the deposits and the expiration date of the underlying restrictions, such as the maturity date of the corresponding letter of credit. In addition, restricted cash for project construction, operation and financing is classified as current or noncurrent based on the intended use of the restricted funds.

Allowance for Doubtful Accounts

The Company uses estimates to determine the amount of allowance for doubtful accounts necessary to reduce accounts receivable to its net realizable value. The Company estimates the required allowance by

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

reviewing the status of past-due receivables and analyzing historical bad debt trends. Actual collection experience has not varied significantly from estimates primarily due to credit policies and a lack of concentration of accounts receivable. The Company writes off receivables deemed to be uncollectible to the allowance for doubtful accounts.

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

The Company’s inventory balance at December 31, 2018 comprised $12.9 million of inventory for sale and $16.4 million of materials and supplies. The Company’s inventory balance at December 31, 2017 comprised $16.6 million of inventory for sale and $16.5 million of materials and supplies.

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

Buildings	20 to 30 years
Leasehold and land improvements	8 to 30 years
Machinery and equipment	3 to 30 years
Furniture and Fixtures	5 to 15 years

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

Goodwill and Intangible Assets

Goodwill consists of costs in excess of the aggregate purchase price over the fair value of tangible and identifiable intangible net assets acquired in business combinations. The cost of intangible assets with determinable useful lives is amortized over their estimated useful lives ranging as follows:

Customer relationships	5 to 30 years
Contractual arrangements	8 to 57 years
Non-compete agreements	3 to 10 years
Trade names	20 years
Technology	5 years

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

Impairment of Goodwill

Goodwill is tested for impairment at least annually on October 1st or when there is a triggering event that indicates impairment. For the annual impairment test, the Company can make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before performing a quantitative goodwill impairment test, as discussed below. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the quantitative impairment test.

If an entity concludes that it is more likely than not that the fair value of a reporting unit is less than its carrying amount, or if there is a triggering event that indicates impairment, the Company needs to perform a quantitative impairment test. This requires management to make judgments in determining what assumptions to use in the calculation. The first step is to determine the estimated fair value of each reporting unit with goodwill. The reporting units of the Company, for purposes of the impairment test, are those components of operating segments for which discrete financial information is available and segment management regularly reviews the operating results of that component. When determining reporting units, components with similar economic characteristics are combined.

The Company estimates the fair value of each reporting unit by estimating the present value of the reporting unit’s future discounted cash flows or value expected to be realized in a third party sale. If the recorded net assets of the reporting unit are less than the reporting unit’s estimated fair value, then no impairment is indicated. If the recorded amount of goodwill exceeds the estimated fair value, an impairment charge is recorded for the excess. The Company adopted ASU 2017-04 during the first quarter of 2018. See Note 8, “Intangible Assets” for further discussion on goodwill impairment testing performed for the year ended December 31, 2018.

Impairment of Indefinite-lived Intangibles, Excluding Goodwill

Indefinite-lived intangibles, which consist of trademarks, are considered impaired when the carrying amount of the asset exceeds its the estimated fair value. The Company estimates the fair value of each trademark using the relief from royalty method that discounts the estimated net cash flows the Company would have to pay to license the trademark under an arm’s length licensing agreement. If the recorded indefinite-lived intangible is less than its estimated fair value, then no impairment is indicated. Alternatively, if the recorded intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.

Deferred Financing Costs

The Company capitalizes all direct costs incurred in connection with the issuance of debt as deferred financing costs. These costs are amortized over the contractual term of the debt instrument, which ranges from 4 to 12 years. At December 31, 2018, the weighted average remaining life of deferred financing costs was 6.1 years.

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

Financial Instruments

The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and variable-rate senior debt, are carried at cost, which approximates their fair value because of either the short-term maturity, or competitive interest rates assigned to these financial instruments. The fair values of the Company’s other debt instruments fall within level 1 or level 2 of the fair value hierarchy.

Concentrations of Credit Risk

Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with financial institutions and its balances may exceed federally insured limits. The Company’s accounts receivable are mainly derived from fuel and gas sales and services rendered under contract terms with commercial and private customers located primarily in the United States. At December 31, 2018 and 2017, there were no outstanding accounts receivable due from a single customer that accounted for more than 10% of the total accounts receivable. Additionally, no single customer accounted for more than 10% of the Company’s revenue during the years ended December 31, 2018, 2017 and 2016.

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

Accrued Expenses

Accrued expenses of $85.9 million and $79.6 million at December 31, 2018 and 2017, respectively, primarily consisted of payroll and related liabilities, purchase of property and equipment, interest, non-income related taxes, insurance and other individually insignificant balances.

Income per Share

The Company calculates income per share using the weighted average number of common shares outstanding during the period. Diluted income per share is computed using the weighted average number of dilutive common equivalent shares outstanding during the period. Common equivalent shares may consist of (i) shares issuable upon conversion of the Company’s convertible senior notes (using the if-converted method); (ii) stock units granted to the Company’s independent directors; and (iii) fees payable to the Manager that will be reinvested in shares by the Manager in a future period, if any. Common equivalent shares are excluded from the calculation if their effect is anti-dilutive.

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

Income Taxes

The Company accounts for income taxes using the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities, and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company and its more than 80% owned subsidiaries file a consolidated U.S. federal income tax return, including its allocated share of the taxable income from its solar and wind facilities. The investments in solar and wind facilities where the Company does not own 100% of the investment within discontinued operations and the MIC Hawaii segment are held in various LLCs, which are treated as partnerships for income tax purposes.

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

In February 2018, the FASB issued ASU No. 2018-02, Income Statement — Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income (AOCI). The amendments in ASU 2018-02 allow entities to reclassify from AOCI to retained earnings “stranded” tax effects resulting from passage of the Act. An entity that elects to reclassify these amounts must reclassify stranded tax effects related to the change in federal tax rate for all items accounted for in other comprehensive income (i.e. employee benefits, cumulative translation adjustments). Entities may also elect to reclassify other stranded tax effects that relate to the Act but do not directly relate to the change in the federal tax rate (i.e. state taxes). However, because the amendments only relate to the reclassification of the income tax effects of the Act, the underlying guidance requiring the effect of a change in tax laws or rates to be included in income from operations is not affected. Upon adoption of ASU 2018-02, entities are required to disclose their policy for releasing the income tax effects from AOCI. ASU 2018-02 is effective for annual periods beginning after December 15, 2018, and interim periods within those fiscal years. During the quarter ended December 31, 2018, the Company adopted this ASU and made a $4.4 million adjustment to reclassify stranded tax effects in AOCI to retained earnings.

On January 26, 2017, the FASB issued ASU No. 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment, which simplifies the measurement of goodwill subsequent to a business combination, and no longer requires an entity to perform a hypothetical purchase price allocation when computing implied fair value to measure goodwill impairment. Instead, impairment will be assessed by quantifying the difference between the fair value of a reporting unit and its carrying amount. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, on condition that the charge doesn’t exceed the total amount of goodwill allocated to that reporting unit. The Company adopted this ASU on January 1, 2018 and had no impact to the consolidated financial statements.

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

On November 17, 2016, the FASB issued ASU No. 2016-18, Statement of Cash Flows (Topic 230): Restricted Cash, which requires companies to show the changes in the total of cash, cash equivalents, restricted cash and restricted cash equivalents in the statement of cash flows. This reconciliation can be

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2. Summary of Significant Accounting Policies  – (continued)

presented either on the face of the statement of cash flows or in the notes to the financial statements. The Company adopted this ASU on January 1, 2018 and included the retrospective application of this ASU in the accompanying consolidated statement of cash flows.

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

The Company has substantially completed evaluating its population of leases, and currently expects the most significant impact will be the recognition of right of use (ROU) assets and lease liabilities for operating leases at Atlantic Aviation for leases of land, buildings, and certain equipment. Based on the evaluation performed to-date, the Company currently estimates adoption of the new lease standard will result in recognition of ROU assets and corresponding lease liabilities of approximately $375.0 million to $425.0 million upon adoption. The Company does not expect a material impact on its consolidated statements of operations, liquidity or debt covenant compliance under its current agreements.

The Company plans to adopt the standard effective January 1, 2019, utilizing the modified retrospective method. The Company plans to elect the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allows the Company to carryforward the historical lease classification. The Company will also make an accounting policy election to keep leases with an initial term of 12 months or less off the balance sheet. Further, the Company does not expect the standard to have a material impact on the accounting and reporting requirements for existing operating leases where the Company is the lessor as it has elected the practical expedient whereby the Company will not separate a qualifying contract into its lease and non-lease components.

In December 2018, the FASB issued ASU No. 2018-20, Leases (Topic 842): Narrow-Scope Improvements for Lessors, that clarifies how to apply the new leases standard when accounting for sales taxes, certain lessor costs, and certain requirements related to variable payments in contracts. The Company has evaluated this ASU and believes that it will not have a material effect on the consolidated balance sheet, statement of operations or cash flows.

3. Implementation of ASU 2014-09

The Company recognizes revenue when promised goods or services are transferred to customers in an amount that reflects the consideration to which an entity expects to be entitled for those goods or services. The Company has revenue that is derived from long-term contracts and leases that can span several years. The Company accounts for revenue in accordance with ASC Topic 606, Revenue, or ASC Topic 840, Leases, depending upon the terms of the agreements. See Note 4, “Long-Term Contracted Revenue”, for further discussions and disclosures.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Implementation of ASU 2014-09  – (continued)

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

Lease.  These are contracts with predominantly non-cancelable terms for access to and the use of storage capacity at the various terminals owned and operated by the business. These contracts generally require payments in exchange for the provision of storage capacity and product movement (throughput) throughout their term based on a fixed rate per barrel of capacity leased. A majority of the contracts include terms that adjust the fixed rate annually for inflation. These contracts are accounted for as operating leases and the related lease income is recognized in service revenue over the term of the contract based upon the rate specified. Revenue is recognized in accordance with ASC 840, Leases.

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

Atlantic Aviation

Revenue from Atlantic Aviation is recorded in service revenue. Services provided by Atlantic Aviation include:

Fuel.  Fuel services are recognized when fuel has been delivered to the customer, collection of the resulting receivable is probable, persuasive evidence of an arrangement exists and the fee is fixed or

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Implementation of ASU 2014-09  – (continued)

determinable. Fuel services are recorded net of volume discounts and rebates. Revenue from fuel sales are recognized at a point in time as services are performed.

Hangar.  Hangar rentals includes both month-to-month rentals and rentals from longer term contracts. Hangar rental revenue excludes transient customer overnight hangar usage (see Other FBO services below).

Other FBO services.  Other fixed based operation (FBO) services consisting principally of de-icing services, landing, concession, transient overnight hangar usage, terminal use and fuel distribution fees that are recognized as sales of services. Revenue from these transactions is recorded based on the service fee earned and does not include the cost of fuel.

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

Renewables Businesses

The renewables businesses within MIC Hawaii and discontinued operations sell substantially all of the electricity generated at a fixed price to primarily electric utility customers pursuant to long-term (typically 20 – 25 years) power purchase agreements (PPAs). Substantially all of the PPAs are accounted for as operating leases and have no minimum lease payments and all of the lease income under these leases is recorded within product revenue when the electricity is delivered.

4. Long-Term Contracted Revenue

Long-term contracted revenue consists of revenue from future minimum lease revenue accounted in accordance with ASC 840, Leases, and estimated revenue to be recognized in the future related to performance conditions that are unsatisfied or partially unsatisfied in accordance with ASC 606, Revenue. The recognition pattern for contracts that are considered leases is generally consistent with the recognition pattern that would apply if such contracts were not accounted for as leases and were instead accounted for under ASC Topic 606. Accordingly, the Company has combined the required lessor disclosures for future lease income with the disclosures for contracted revenue in the table below. The following long-term contracted revenue were in existence at December 31, 2018 ($ in thousands):

	Lease Revenue (ASC 840)	Contract Revenue (ASC 606)	Total Long-Term Revenue
2019	$251,359	$60,551	$311,910
2020	135,733	35,069	170,802
2021	74,223	28,389	102,612
2022	51,839	24,058	75,897
2023	32,650	16,730	49,380
Thereafter	101,250	17,608	118,858
Total	$647,054	$182,405	$829,459

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Long-Term Contracted Revenue  – (continued)

The above table does not include the future minimum rental revenue from the renewable business within the MIC Hawaii reportable segment. The payments from these leases are considered variable as they are based on the output of the underlying assets (i.e. energy generated).

5. Discontinued Operations and Dispositions

The Company accounts for disposals that represent a strategic shift that should have or will have a major effect on operations as discontinued operations. The results of discontinued operations are reported in discontinued operations in the consolidated statement of operations for current and prior periods commencing in the period in which the business or group of businesses meets the criteria of a discontinued operation. These results include any gain or loss recognized on disposal or adjustment of the carrying amount to fair value less cost to sell.

On October 12, 2018, the Company concluded the sale of BEC and received cash of $657.4 million, net of the assumption of the outstanding debt balance of $243.5 million by the buyer and subject to post-closing working capital adjustments, resulting in a loss of approximately $17.0 million. Any adjustment for working capital adjustments is not expected to be significant. The Company incurred $9.4 million in professional fees in relation to this transaction, which is included in selling, general and administrative expenses in the consolidated statement of operations. The Company has guaranteed its subsidiary’s payment and certain post-closing indemnity obligations under the purchase agreement. In addition, during the fourth quarter of 2018, the Company commenced a sale process involving substantially all of its portfolio of solar and wind facilities within the former Contracted Power segment. The transaction is expected to close in the second quarter of 2019.

The combination of the disposal of BEC and the commencement of the sale process of substantially all of its portfolio of solar and wind facilities represented a strategic shift for the Company that will have a major effect on operations. Accordingly, beginning in the fourth quarter of 2018, these businesses were classified as discontinued operations and the Contracted Power segment was eliminated. There was no write-down of the carrying amount of the solar and wind facility assets as a result of this change in classification. The assets and liabilities of BEC and the solar and wind facilities have been classified as held for sale in the consolidated balance sheets up until the date those assets are disposed. All prior periods have been restated to reflect these changes.

The remaining renewable power development businesses within the former Contracted Power segment have been reclassified as components of Corporate and Other.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Discontinued Operations and Dispositions  – (continued)

The following is a summary of the assets and liabilities held for sale included in the Company’s consolidated balance sheets related to its former Contracted Power segment as of December 31, 2018 and 2017 ($ in thousands):

	As of December 31,
	2018	2017
Assets
Cash and cash equivalents	$2,930	$1,277
Restricted cash	13,943	14,668
Accounts receivable	9,291	11,531
Other current assets	4,959	9,438
Total current assets	31,123	36,914
Property, equipment, land and leasehold improvements, net	606,352	1,462,207
Goodwill	—	21,628
Intangible assets, net	8,905	62,347
Other noncurrent assets	1,272	4,766
Total assets	$647,652	$1,587,862
Liabilities
Accounts payable and accrued expenses	$6,927	$11,622
Current portion of long-term debt	20,431	29,339
Other current liabilities	724	9,704
Total current liabilities	28,082	50,665
Long term debt, net of current portion	283,285	538,657
Tolling agreements - noncurrent	—	52,595
Other noncurrent liabilities	5,811	11,785
Total liabilities	$317,178	$653,702
Noncontrolling interests	$141,495	$184,286

Summarized financial information for discontinued operations included in the Company’s consolidated statement of operations for the years ended December 31, 2018, 2017 and 2016 are as follows ($ in thousands):

	Year Ended December 31,
	2018	2017	2016
Product revenue	$150,218	$145,926	$149,699
Cost of product sales	(23,820)	(20,524)	(23,291)
Selling, general & administrative expenses	(25,320)	(24,681)	(25,405)
Depreciation and amortization	(38,517)	(60,300)	(55,402)
Interest expense, net	(17,094)	(23,487)	(21,274)
Other (expense) income, net(1)	(13,719)	757	4,021
Net income from discontinued operations before income taxes	$31,748	$17,691	$28,348
(Provision) benefit for income taxes	(2,128)	4,651	(1,944)
Net income from discontinued operations	$29,620	$22,342	$26,404
Less: net (loss) income attributable to noncontrolling interests	(38,821)	5,319	2,096
Net income from discontinued operations attributable to MIC	$68,441	$17,023	$24,308

(1)	For the year ended December 31, 2018, other (expense) income, net includes non-cash loss of approximately $17.0 million from the sale of BEC.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Discontinued Operations and Dispositions  – (continued)

Other Dispositions

The Company continues to review strategic options available, including with respect to certain other, smaller businesses in its portfolio in an effort to rationalize its portfolio and enhance the infrastructure characteristics of its businesses. Consistent with this, the Company sold (i) OMI Environmental Solutions, a subsidiary within IMTT, in April 2018; (ii) its equity interests in projects involving two properties in May 2018; and (iii) a design-build mechanical contractor business within MIC Hawaii in November 2018. Collectively, the sale of these business are insignificant and do not qualify for discontinued operations.

Prior to the execution of the sale agreement for the design-build mechanical contractor business, the Company wrote-down the value of its investment in this business to reflect its underperformance during the third quarter of 2018. In total, the Company wrote-down approximately $30.0 million, including fixed assets and intangible assets of approximately $9.0 million, as well as reserving for certain contract related amounts recorded in other current liabilities and other expenses.

6. Income per Share

Following is a reconciliation of the basic and diluted income per share computations ($ in thousands, except share and per share data):

	Year Ended December 31,
	2018	2017	2016
Numerator:
Net income from continuing operations attributable to MIC	$68,080	$434,179	$132,073
Interest expense attributable to 2.875% Convertible Senior Notes due July 2019, net of taxes	—	7,811	—
Interest expense attributable to 2.00% Convertible Senior Notes due October 2023, net of taxes	—	8,068	(4,523)
Diluted net income from continuing operations attributable to MIC	$68,080	$450,058	$127,550
Basic and diluted net income from discontinued operations attributable to MIC	$68,441	$17,023	$24,308
Denominator:
Weighted average number of shares outstanding: basic	85,233,989	83,204,404	80,892,654
Dilutive effect of restricted stock unit grants	15,876	9,495	9,589
Dilutive effect of fees to Manager-related party	—	—	549,404
Dilutive effect of 2.875% Convertible Senior Notes due July 2019	—	4,252,609	—
Dilutive effect of 2.00% Convertible Senior Notes due October 2023	—	3,606,854	766,980
Weighted average number of shares outstanding: diluted	85,249,865	91,073,362	82,218,627

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Income per Share  – (continued)

	Year Ended December 31,
	2018	2017	2016
Income per share:
Basic income per share from continuing operations attributable to MIC	$0.80	$5.22	$1.63
Basic income per share from discontinued operations attributable to MIC	0.80	0.20	0.30
Basic income per share attributable to MIC	$1.60	$5.42	$1.93
Diluted income per share from continuing operations attributable to MIC	$0.80	$4.94	$1.55
Diluted income per share from discontinued operations attributable to MIC	0.80	0.19	0.30
Diluted income per share attributable to MIC	$1.60	$5.13	$1.85

The effect of potentially dilutive shares for the year ended December 31, 2018 is calculated assuming that (i) the restricted stock unit grants totaling 4,416 provided to the two newly appointed independent directors on September 5, 2018 and the 19,230 restricted stock unit grants provided to the independent directors on June 7, 2018, which all will vest during the second quarter of 2019, had been fully converted to shares on those grant dates; and (ii) the 9,435 restricted stock unit grants provided to the independent directors on May 17, 2017, which vested during the second quarter of 2018, had been fully converted to shares on the grant date. The 2.875% Convertible Senior Notes due July 2019 and 2.00% Convertible Senior Notes due October 2023 were anti-dilutive for the year ended December 31, 2018.

The effect of potentially dilutive shares for the year ended December 31, 2017 is calculated assuming that (i) the restricted stock unit grants totaling 9,435 provided to the independent directors on May 17, 2017, which vested during the second quarter of 2018, had been fully converted into shares on the grant date; (ii) the 8,604 restricted stock unit grants (net of 2,151 restricted stock unit grants forfeited on September 30, 2016) provided to the independent directors on May 18, 2016 and restricted stock unit grants of 991 provided to a new independent director on November 1, 2016, which vested during the second quarter of 2017, had been fully converted to shares on those grant dates; and (iii) the 2.875% Convertible Senior Notes due July 2019 and the 2.00% Convertible Senior Notes due October 2023 had been fully converted into shares on the date of issuance.

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

6. Income per Share  – (continued)

The following represents the weighted average potential dilutive shares of common stock that were excluded from the diluted income per share calculation:

	Year Ended December 31,
	2018	2017	2016
2.875% Convertible Senior Notes due July 2019	4,368,725	—	4,177,097
2.00% Convertible Senior Notes due October 2023	3,631,850	—	—
Total	8,000,575	—	4,177,097

7. Property, Equipment, Land and Leasehold Improvements

Property, equipment, land and leasehold improvements at December 31, 2018 and 2017 consist of the following ($ in thousands):

	As of December 31,
	2018	2017
Land	$318,976	$338,843
Easements	131	131
Buildings	40,184	40,846
Leasehold and land improvements	769,772	705,537
Machinery and equipment	2,783,507	2,705,133
Furniture and fixtures	44,666	39,386
Construction in progress	112,910	130,133
	4,070,146	3,960,009
Less: accumulated depreciation	(928,739)	(762,602)
Property, equipment, land and leasehold improvements, net	$3,141,407	$3,197,407

8. Intangible Assets

Intangible assets at December 31, 2018 and 2017 consist of the following ($ in thousands):

	As of December 31,
	2018	2017
Contractual arrangements	$920,874	$914,768
Non-compete agreements	13,665	14,014
Customer relationships	353,004	361,623
Leasehold rights	100	100
Trade names	16,091	16,091
Technology	8,760	8,760
	1,312,494	1,315,356
Less: accumulated amortization	(523,733)	(463,605)
Intangible assets, net	$788,761	$851,751

At December 31, 2018, the Company had $13.3 million in trade names net of accumulated amortization, of which $7.5 million relates to Atlantic Aviation and are considered to be indefinite-lived. The remaining balance of $5.8 million relates to “The Gas Company” trade name and is being amortized over its estimated useful life.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Intangible Assets  – (continued)

Amortization expense of intangible assets for the years ended December 31, 2018, 2017 and 2016 totaled $68.3 million, $63.8 million and $61.0 million, respectively. The estimated future amortization expense for amortizable intangible assets to be recognized are ($ in thousands):

2019	$58,946
2020	50,162
2021	44,906
2022	43,392
2023	41,885
Thereafter	541,979
Total	$781,270

The goodwill balance as of December 31, 2018 is comprised of the following ($ in thousands):

Goodwill acquired in business combinations, net of disposals, at December 31, 2017	$2,193,478
Accumulated impairment charges	(123,200)
Other	(1,610)
Reclassification to assets held for sale(1)	(21,628)
Balance at December 31, 2017	2,047,040
Goodwill impairment	(3,215)
Other	(505)
Balance at December 31, 2018	$2,043,320

(1)	Goodwill classified to assets held for sale related to BEC, which was sold on October 12, 2018. See Note 5, “Discontinued Operations and Dispositions” for further discussion.

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

The Company performed an interim impairment analysis using financial information through September 30, 2018 and forecasts for cash flows developed using the Company’s strategic plan. The impairment analysis was performed using both the market and income approaches and weighting them based on their application to the reporting units. The interim impairment review was performed across all reporting units. As a result of this evaluation, the fair value of each of the Company’s reporting units exceeded the carrying value and no impairment was recorded.

At September 30, 2018, the fair value exceeded book value by $2.2 billion, or approximately 36.0%, primarily from Atlantic Aviation, by approximately $2.0 billion, and Hawaii Gas, by approximately $250.0 million. IMTT’s fair value at September 30, 2018 exceeded the book value by approximately $20.0 million. The fair value of IMTT was impacted by the decline in short-term earnings related to the non-renewal of certain contracts for heavy and residual oil. The non-renewal of these contracts, or the renewal at lower rates, is partially attributable to changes in trade flows.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Intangible Assets  – (continued)

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

At December 31, 2018, there were no new triggering events that indicated impairment.

9. Long-Term Debt

The Company capitalizes its businesses in part using floating rate bank debt with medium-term maturities primarily between four and seven years. In general, the Company hedges the floating rate exposure for the majority of the term of these facilities. The Company also uses longer dated private placement debt and other forms of capital including bond or hybrid debt instruments to capitalize its businesses. In general, the debt facilities at the businesses are non-recourse to the holding company and there are no cross-collateralization or cross-guarantee provisions in these facilities. All of the term debt facilities of the Company’s operating businesses described below contain customary financial covenants, including maintaining or exceeding certain financial ratios, and limitations on capital expenditures and additional debt. The facilities include events of default, representations and warranties and other covenants that are customary for facilities of this type, including change of control, which will occur if the Macquarie Group, or any fund or entity managed by the Macquarie Group, fails to control a majority of the Borrower. For a description of related party transactions associated with the Company’s long-term debt, see Note 13, “Related Party Transactions”.

At December 31, 2018 and 2017, the Company’s consolidated long-term debt comprised the following ($ in thousands):

	As of December 31,
	2018	2017
IMTT	$1,108,975	$1,318,975
Atlantic Aviation	1,025,000	648,000
MIC Hawaii	195,746	199,282
MIC Corporate	733,595	873,477
Total	3,063,316	3,039,734
Current portion	(361,166)	(21,496)
Long-term portion	2,702,150	3,018,238
Unamortized deferred financing costs(1)	(49,402)	(26,584)
Long-term portion less unamortized debt discount and deferred financing costs	$2,652,748	$2,991,654

(1)	The weighted average remaining life of the deferred financing costs at December 31, 2018 was 6.1 years.

At December 31, 2018, the total undrawn capacity on the revolving credit facilities was $1.6 billion excluding letters of credits outstanding of $34.6 million.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Long-Term Debt  – (continued)

The following table represents the future maturities of long-term debt balances at December 31, 2018 and includes the unamortized debt discount of $18.8 million related to the 2.00% Convertible Senior Notes due October 2023.

2019	$361,166
2020	11,265
2021	11,310
2022	111,357
2023	493,905
Thereafter	2,093,161
Total	$3,082,164

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

The revolving credit facility is guaranteed by MIC Ohana Corporation and is secured by a pledge of the Company’s directly held equity interests and all intercompany debt owed to the Company (the security may fall away when certain conditions are met). The revolving credit facility includes customary negative covenants, and a financial covenant based on a ratio of cash flow available for debt service to net cash interest expense.

At December 31, 2018, the senior secured revolving credit facility was undrawn compared with $143.5 million outstanding at December 31, 2017. During the year ended December 31, 2018, MIC borrowed $277.0 million for general corporate purposes and repaid $420.5 million on its revolving credit facility using cash on hand and proceeds from the BEC sale.

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

On July 15, 2018, the conversion rate increased to 12.5258 shares of common stock per $1,000 principal amount. The adjustment was made, in accordance with the indenture governing the senior notes, on the anniversary of the convertible senior notes issuance and reflects the impact of dividends paid by the Company.

At December 31, 2018 and 2017, the Company had $349.9 million and $350.0 million, respectively, of aggregate principal outstanding. On July 15, 2018, the Company reclassified these notes due July 2019 to current portion of long-term debt. At December 31, 2018, the fair value of these convertible senior notes was approximately $345.0 million.

2.00% Convertible Senior Notes due October 2023

In October 2016, the Company completed an underwritten public offering of a seven year, $402.5 million aggregate principal amount of 2.00% Convertible Senior Notes due October 2023. The net proceeds of $392.4 million were used to repay a portion of the drawn balance under the revolving credit facility under the

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Long-Term Debt  – (continued)

prior AA Credit Agreement and to fully repay the outstanding balances on both the MIC senior secured and IMTT revolving credit facilities. The remaining proceeds were used for general corporate purposes. The notes are convertible, at the holder’s option, only upon satisfaction of one or more conditions set forth in the indenture governing the notes. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of Company’s common stock or a combination thereof, at the Company’s election. The initial conversion rate was 8.9364 shares per $1,000 principal amount (equivalent to an initial conversion price of approximately $111.90 per share, subject to adjustment).

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

On October 13, 2018, the conversion rate increased to 9.0290 shares of common stock per $1,000 principal amount. The adjustment was made, in accordance with the indenture governing the senior notes, on the anniversary of the convertible senior notes issuance and reflects the impact of dividends paid by the Company.

At December 31, 2018 and 2017, the Company had $383.7 million and $380.0 million, respectively, outstanding on these convertible senior notes. The fair value of liability component of these convertible senior notes at December 31, 2018 was approximately $335.0 million.

At December 31, 2018 and 2017, the 2.00% Convertible Senior Notes due October 2023 consisted of the following ($ in thousands):

	As of December 31,
	2018	2017
Liability Component:
Principal	$402,500	$402,500
Unamortized debt discount	(18,848)	(22,475)
Long-term debt, net of unamortized debt discount	383,652	380,025
Unamortized deferred financing costs	(7,140)	(8,643)
Net carrying amount	$376,512	$371,382
Equity Component	$26,748	$26,748

For the years ended December 31, 2018, 2017 and 2016, total interest expense recognized related to the 2.00% Convertible Senior Notes due October 2023 consisted of the following ($ in thousands):

	Year Ended December 31,
	2018	2017	2016
Contractual interest expense	$8,050	$7,782	$1,969
Amortization of debt discount	3,627	3,266	1,007
Amortization of deferred financing costs	1,503	1,509	306
Total interest expense	$13,180	$12,557	$3,282

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Long-Term Debt  – (continued)

The key terms of the senior secured revolving credit facility and the convertible senior notes are summarized in the table below.

Facility Terms	Senior Secured Revolving Credit Facility	2.875% Convertible Senior Notes due July 2019	2.00% Convertible Senior Notes due October 2023
Total Committed Amount	$600.0 million	—	—
Amount Outstanding at December 31, 2018	Undrawn	$349.9 million	$383.7 million, net of unamortized discount of $18.8 million
Maturity	January 2022	July 2019	October 2023
Amortization	Revolving, payable at maturity	Payable at maturity or convertible at the holder’s option into the Company’s shares	Payable at maturity or convertible at the holder’s option into cash, the Company’s shares or a combination thereof only upon satisfaction of one or more conditions set forth in the indenture
Interest Rate	LIBOR plus 1.75% at December 31, 2018	2.875% payable on January 15th and July 15th of each year	2.00% payable on April 1st and October 1st of each year
Commitment Fees	0.275% at December 31, 2018	—	—
Security	Secured (may fall away if certain ratings and other conditions are met)	Unsecured	Unsecured

IMTT

On December 5, 2018, ITT Holdings LLC (ITT LLC), a wholly owned direct subsidiary of IMTT Holdings LLC and a wholly owned indirect subsidiary of the Company, entered into the Second Amendment to Credit Agreement (the Amendment), among ITT LLC, IMTT-Quebec Inc. and IMTT-NTL, Ltd. as Canadian borrowers, the guarantors party thereto, SunTrust Bank, as administrative agent, and the lenders party thereto, to the Credit Agreement, dated as of May 21, 2015, as amended (the IMTT Credit Agreement). The Amendment provides for (i) a $550.0 million revolving credit facility for ITT LLC, (ii) the Canadian dollar equivalent of a $50.0 million revolving credit facility for the Canadian borrowers and (iii) a $509.0 million bond purchase facility.

The Amendment extends the maturity date of the revolving credit facilities from May 21, 2020 to December 5, 2023, and extends the maturity date of the bond purchase facility from May 21, 2022 to December 5, 2025. The Amendment also increases certain baskets under the covenants in the IMTT Credit Agreement and modifies certain related definitions in a manner generally favorable to the borrowers. In connection with the Amendment, supplemental indentures were entered into with respect to the $509.0 million of outstanding Gulf Opportunity Zone Bonds, Louisiana Public Facilities Authority Revenue Bonds, Industrial Development Board of the Parish of Ascension Revenue Bonds and New Jersey Economic Development Authority Bonds (collectively, the Tax Exempt Bonds). The Tax Exempt Bonds were reissued and sold to certain lenders under the IMTT Credit Agreement pursuant to the bond purchase facility. The supplemental indentures provide for (i) an interest rate on the Tax Exempt Bonds of 80% of one month LIBOR plus applicable margin plus 0.45% and (ii) an extension of the date on which holders have the right to require repurchase of the Tax Exempt Bonds from May 21, 2022 to December 5, 2025.

On June 1, 2015, IMTT, as part of the IMTT refinancing in May 2015, entered into interest rate swap contracts, maturing in June 2021, with a total notional amount of $361.1 million. These swaps partially hedged the floating LIBOR interest rate risk associated with the tax-exempt bonds for six years at 1.677%.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Long-Term Debt  – (continued)

On May 21, 2015, ITT LLC entered into a Note Purchase Agreement for the issuance of $325.0 million aggregate principal amount of 3.92% Guaranteed Senior Notes, Series A due 2025, and $275.0 million aggregate principal amount of 4.02% of Guaranteed Senior Notes, Series B due 2027 (together the senior notes). The terms of the Note Purchase Agreement remain unchanged from the December 2018 Amendment. At December 31, 2018, the fair value of the senior notes was approximately $575.0 million. The senior notes fall within Level 1 of the fair value hierarchy.

Revolving Credit Facilities

At December 31, 2018, the IMTT revolving credit facilities was undrawn compared with $210.0 million outstanding at December 31, 2017. During the year ended December 31, 2018, IMTT borrowed $17.0 million for general corporate purposes and repaid $227.0 million on its USD revolving credit facility using cash on hand and proceeds from the BEC sale.

The key terms of IMTT’s U.S. dollar and Canadian dollar denominated revolving credit facilities are summarized in the table below.

Facility Terms	USD Revolving Credit Facility	CAD Revolving Credit Facility
Total Committed Amount	$550.0 million	$50.0 million
Amount Outstanding at December 31, 2018	Undrawn	Undrawn
Maturity	December 2023	December 2023
Amortization	Revolving, payable at maturity	Revolving, payable at maturity
Interest Rate	LIBOR plus 1.50% at December 31, 2018	Bankers’ Acceptances Rate plus 1.50% at December 31, 2018
Commitment Fees	0.20% at December 31, 2018	0.20% at December 31, 2018
Security	Unsecured	Unsecured

Senior Notes

The key terms of the senior notes are summarized in the table below.

Facility Terms	Senior Notes, Series A	Senior Notes, Series B
Amount Outstanding at December 31, 2018	$325.0 million	$275.0 million
Maturity	May 2025	May 2027
Amortization	Payable at maturity	Payable at maturity
Interest Rate	3.92%	4.02%
Security	Unsecured	Unsecured

IMTT Tax Exempt Bonds

The key terms of the IMTT tax exempt bonds are summarized in the table below.

Facility Terms	Tax Exempt Bonds
Amount Outstanding at December 31, 2018	$509.0 million
Maturity	December 2027 to August 2046
Amortization	Payable at maturity, subject to mandatory tender in December 2025
Interest Rate	One-month LIBOR plus Revolving Credit Facility margin plus 0.45% multiplied by 80%
Security	Unsecured

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Long-Term Debt  – (continued)

Atlantic Aviation

On December 6, 2018, Atlantic Aviation FBO Inc. (AA FBO), a wholly-owned indirect subsidiary of the Company, entered into a credit agreement (the New AA Credit Agreement), among AA FBO, Atlantic Aviation FBO Holdings LLC (Holdings), the direct parent of AA FBO, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent and the several lenders party thereto. The New AA Credit Agreement provides for a seven-year, $1,025.0 million senior secured first lien term loan facility and a five-year, $350.0 million senior secured first lien revolving credit facility. The New AA Credit Agreement is guaranteed on a senior secured first lien basis by Holdings and certain subsidiaries of AA FBO. As part of the refinancing, Atlantic Aviation wrote-off approximately $3.0 million in deferred financing costs associated with the October 2016 debt.

The additional proceeds from the Atlantic Aviation refinancing are expected to be used to repay the Company’s 2.875% Convertible Senior Notes due July 2019 and for general corporate purposes.

At December 31, 2018, the Atlantic Aviation revolving credit facility was undrawn compared with $258.0 million outstanding at December 31, 2017. During the year ended December 31, 2018, Atlantic Aviation borrowed $68.0 million primarily to fund an on-field consolidation of an FBO and for general corporate purposes and repaid $326.0 million on its revolving credit facility using cash on hand and proceeds from the BEC sale and its refinancing.

The key terms of the term loan and revolving credit facilities are summarized in the table below.

Facility Terms	Term Loan Facility	Revolving Credit Facility
Facilities	$1,025.0 million senior secured first lien term loan (fully drawn at December 31, 2018)	$350.0 million senior secured first lien revolving credit facility (undrawn at December 31, 2018)
Maturity	December 2025	December 2023
Amortization	1.0% of the initial principal balance per annum	Revolving, payable at maturity
Interest Rate	LIBOR plus 3.75% or Alternate Base Rate (ABR) plus 2.75%. ABR is the highest of (i) the prime rate, (ii) the federal funds rate plus 0.5% and (iii) one-month LIBOR plus 1.0%	LIBOR plus 1.50% to 2.25% or ABR plus 0.50% to 1.25%, in each case depending on total leverage ratio
Commitment Fees	—	0.25% to 0.35% on the undrawn portion, depending on total leverage ratio
Security	Secured	Secured

MIC Hawaii

Hawaii Gas

On February 10, 2016, Hawaii Gas completed the refinancing of its existing $80.0 million term loan and $60.0 million revolving credit facility. The $80.0 million term loan bears interest at a variable rate of LIBOR plus an applicable margin between 1.00% and 1.75%. The variable rate component of the debt is fixed at 0.99% at December 31, 2018 using an interest rate swap contract through February 2020. The revolving credit facility bears interest at a variable rate of LIBOR plus an applicable margin between 1.00% and 1.75% and is unhedged. In February 2018, Hawaii Gas exercised the second of two one-year extensions related to its $80.0 million secured term loan facility and its $60.0 million revolving credit facility extending their respective maturities to February 2023.

At December 31, 2018 and 2017, the Hawaii Gas revolving credit facility was undrawn. During the year ended December 31, 2018, Hawaii Gas borrowed $20.0 million for general corporate purposes and repaid $20.0 million on its revolving credit facility using cash on hand and proceeds from the BEC sale. In addition, at December 31, 2018, Hawaii Gas had $100.0 million of fixed rate senior notes outstanding, which approximates the fair value.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Long-Term Debt  – (continued)

The key terms of the term loan, senior secured notes and revolving credit facility of Hawaii Gas are summarized in the table below.

Facility Terms	Holding Company Debt	Operating Company Debt
Borrowers	HGC Holdings LLC (HGC)	The Gas Company, LLC (TGC)
Facilities	$80.0 million Term Loan (fully drawn at December 31, 2018)	$100.0 million Senior Secured Notes (fully drawn at December 31, 2018)	$60.0 million Revolving Credit Facility (undrawn at December 31, 2018)
Maturity	February 2023	August 2022	February 2023
Amortization	Payable at maturity	Payable at maturity	Revolving, payable at maturity
Interest Rate	LIBOR plus 1.75% or Base Rate: 0.75% above the greater of the prime rate or the federal funds rate plus 0.5%	4.22% payable semi-annually	LIBOR plus 1.25% or Base Rate: 0.25% above the greater of the prime rate or the federal funds rate plus 0.5%
Commitment Fees	___	___	0.225% on the undrawn portion
Collateral	First lien on all assets of HGC and its subsidiaries	First lien on all assets of TGC and its subsidiaries	First lien on all assets of TGC and its subsidiaries

During the quarters ended March 31, 2018 and June 30, 2018, Hawaii Gas was not in compliance with certain credit agreement provisions. During the quarter ended September 30, 2018, the business received waivers from its syndicate of lenders relating to the non-compliance. At September 30, 2018 and December 31, 2018, Hawaii Gas was again in compliance with its credit agreement having received waivers from its lenders.

Solar Facilities

In July 2016, the solar facilities in Hawaii entered into a ten year, $18.0 million amortizing term loan facility. The interest rate on this term loan facility floats at LIBOR plus 2.0%. The interest rate was fixed at 3.38% using an interest rate swap contract through June 30, 2026. At December 31, 2018, the outstanding balance on the term loan was $15.7 million.

10. Derivative Instruments and Hedging Activities

From time to time, the Company enters into interest rate agreements to minimize potential variations in cash flows resulting from fluctuations in interest rates and their impact on its variable-rate debt. The Company does not enter into derivative instruments for any purpose other than economic interest rate hedging. That is, the Company does not speculate using derivative instruments. In addition, Hawaii Gas, a business within the Company’s MIC Hawaii reportable segment, enters into commodity price hedges to mitigate the impact of fluctuations in LPG prices on its cash flows.

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

MACQUARIE INFRASTRUCTURE CORPORATION

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

At December 31, 2018, the Company had $3.1 billion of current and long-term debt, of which $947.1 million was economically hedged with interest rate contracts, $1.5 billion was fixed rate debt and $682.6 million was unhedged. At December 31, 2017, the Company had $3.1 billion of current and long-term debt, of which $1.0 billion was economically hedged with interest rate contracts, $1.5 billion was fixed rate debt and $601.5 million was unhedged. The Company does not use hedge accounting. All movements in the fair value of the interest rate derivatives are recorded directly through earnings.

IMTT

On June 1, 2015, IMTT, as part of the IMTT refinancing in May 2015, entered into interest rate swap contracts, maturing in June 2021, with a total notional amount of $361.1 million. These swaps partially hedged the floating LIBOR interest rate risk associated with the tax-exempt bonds for six years at 1.677%.

On December 5, 2018, IMTT entered into the Amendment on its tax-exempt bonds. The Amendment provided for the change in interest rate to 80% of one month LIBOR plus an applicable margin plus 0.45% and an extension of maturity from May 2022 to December 2025. The interest rate swap was not amended and therefore increased the unhedged component of the tax-exempt bonds by approximately $57.6 million. See Note 9, “Long-Term Debt”, for further details on the Amendment.

Atlantic Aviation

In October 2016, Atlantic Aviation entered into $400.0 million notional interest rate caps with a strike price of 1.0% to hedge the one month LIBOR floating rate interest exposure on the business’ term loan or revolving credit facility. The notional amount on the interest rate cap will remain at $400.0 million through its maturity in September 2021.

On December 6, 2018, Atlantic Aviation refinanced its term loan and revolving credit facility under the New AA Credit Agreement. The existing interest rate cap will remain in place and will be used to partially hedge the Atlantic Aviation term loan facility under the New AA Credit Agreement. See Note 9, “Long-Term Debt”, for further details on the New AA Credit Agreement.

MIC Hawaii

In February 2016, in conjunction with a refinancing, Hawaii Gas entered into a new interest rate swap contract for an $80.0 million notional that took effect on August 8, 2016, upon the maturity of the existing interest rate swap, and expires on February 8, 2020. At December 31, 2018, the interest rate swap fixes the interest rate on the $80.0 million term loan at 2.74%.

In July 2016, the solar facilities in MIC Hawaii entered into a ten year, $18.0 million amortizing term loan facility. The interest rate on this term loan facility floats at LIBOR plus 2.0%. Concurrently, it entered into an amortizing interest rate swap contract with an original notional value of $18.0 million. The contract is scheduled to amortize concurrently with the term loan and fixes the interest rate at 3.38% as of December 31, 2018.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10. Derivative Instruments and Hedging Activities  – (continued)

Commodity Price Hedges

The risks associated with fluctuations in the prices that Hawaii Gas, a business within MIC Hawaii reportable segment, pays for liquefied petroleum gas (LPG) is principally a result of market forces reflecting changes in supply and demand for LPG and other energy commodities. Hawaii Gas’ gross margin (revenue less cost of product sales excluding depreciation and amortization) is sensitive to changes in LPG supply costs and Hawaii Gas may not always be able to pass through product cost increases fully or on a timely basis, particularly when product costs rise rapidly. In order to reduce the volatility of the business’ LPG market price risk, Hawaii Gas has used and expects to continue to use over-the-counter commodity derivative instruments including price swaps. Hawaii Gas does not use commodity derivative instruments for speculative or trading purposes. Over-the-counter derivative commodity instruments used by Hawaii Gas to hedge forecasted purchases of LPG are generally settled at expiration of the contract. At December 31, 2018, Hawaii Gas had 39.1 million gallons hedged that expire in December 2020.

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

The Company’s fair value measurements of its derivative instruments and the related location of the assets and liabilities within the consolidated balance sheets at December 31, 2018 and 2017 were ($ in thousands):

	Assets (Liabilities) at Fair Value as of December 31,
Balance Sheet Location	2018	2017
Fair value of derivative instruments – current assets	$10,516	$11,965
Fair value of derivative instruments – noncurrent assets	14,536	22,011
Total derivative contracts – assets	$25,052	$33,976
Fair value of derivative instruments – other current liabilities	$(2,508)	$—
Fair value of derivative instruments – other noncurrent liabilities	(58)	—
Total derivative contracts – liabilities	$(2,566)	$—

The Company’s hedging activities for the years ended December 31, 2018, 2017 and 2016 and the related location within the consolidated statement of operations were ($ in thousands):

	Amount of Gain (Loss) Recognized in Consolidated Statements of Operations Year Ended December 31,
Financial Statement Account	2018	2017	2016
Interest expense – interest rate caps	$3,758	$120	$8,124
Interest expense – interest rate swaps	3,852	2,119	(10,638)
Cost of product sales – commodity swaps	(5,030)	6,791	13,914
Total	$2,580	$9,030	$11,400

All of the Company’s derivative instruments are collateralized by the assets of the respective businesses.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Stockholders’ Equity

Classes of Stock

The Company is authorized to issue (i) 500,000,000 shares of common stock, par value $0.001 per share, (ii) 100 shares of special stock, par value $0.001 per share and (iii) 100,000,000 shares of preferred stock, par value $0.001 per share. At December 31, 2018, the Company had 85,800,303 shares of common stock issued and outstanding and 100 shares of special stock issued to its Manager and outstanding. There was no preferred stock issued or outstanding at December 31, 2018. Each outstanding share of common stock of the Company is entitled to one vote on any matter with respect to which holders of shares are entitled to vote.

The sole purpose for the special stock was to preserve the Manager’s right to appoint one director to serve as the chairman of the board of directors. The special stock is not listed on any stock exchange and is non-transferable. Holders of special stock are not entitled to any dividends or to share in any distribution of assets upon the liquidation or dissolution of the Company.

2016 Omnibus Employee Incentive Plan

On May 18, 2016, the Company adopted the 2016 Omnibus Employee Incentive Plan (Plan). The Plan provides for the issuance of equity awards covering up to 500,000 shares of common stock to attract, retain, and motivate employees, consultants and others who perform services for the Company and its subsidiaries. Under the Plan, the Compensation Committee determines the persons who will receive awards, the time at which they are granted and the terms of the awards. Type of awards include stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, cash-based awards and other stock-based awards. At December 31, 2018, there were no awards outstanding under this Plan.

Accumulated Other Comprehensive Loss

The following represents the changes and balances to the components of accumulated other comprehensive loss for the years ended December 31, 2018, 2017 and 2016 ($ in thousands):

	Post-Retirement Benefit Plans, net of taxes(1)	Translation Adjustment, net of taxes(2)	Total Accumulated Other Comprehensive Loss, net of taxes	Noncontrolling Interests	Total Stockholders’ Accumulated Other Comprehensive Loss, net of taxes
Balance at December 31, 2015	$(14,788)	$(14,530)	$(29,318)	$6,023	$(23,295)
Change in post-retirement benefit plans	(2,017)	—	(2,017)	—	(2,017)
Translation adjustment	—	2,375	2,375	(1,434)	941
Purchase of noncontrolling interest(3)	—	—	—	(4,589)	(4,589)
Balance at December 31, 2016	$(16,805)	$(12,155)	$(28,960)	$—	$(28,960)
Change in post-retirement benefit plans	(3,651)	—	(3,651)	—	(3,651)
Translation adjustment	—	2,618	2,618	—	2,618
Balance at December 31, 2017	$(20,456)	$(9,537)	$(29,993)	$—	$(29,993)
Cumulative effect of change in accounting principle(4)	(4,139)	(255)	(4,394)	—	(4,394)
Change in post-retirement benefit plans	8,973	—	8,973	—	8,973
Translation adjustment	—	(4,857)	(4,857)	—	(4,857)
Balance at December 31, 2018	$(15,622)	$(14,649)	$(30,271)	$—	$(30,271)

(1)	Change in post-retirement benefit plans is presented net of tax expense of $3.5 million and net of tax benefit of $3.0 million and $1.4 million for the years ended December 31, 2018, 2017, and 2016, respectively.
(2)	Translation adjustment is presented net of tax benefit of $1.9 million and net of tax expense of $2.0 million and $618,000 for the years ended December 31, 2018, 2017, and 2016, respectively.
(3)	On March 31, 2016, IMTT acquired the remaining 33.3% interest in its Quebec terminal that it did not previously own. As part of this transaction, the translation adjustment of $4.6 million, net of taxes, was reclassified from noncontrolling interests to accumulated other comprehensive loss.
(4)	See Note 2, “Summary of Significant Accounting Policies — Recently Issued Accounting Standards”, for the Company’s adoption of ASU No. 2018-02 during the year ended December 31, 2018.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Stockholders’ Equity  – (continued)

Dividends

The Company’s board of directors have made or declared the following dividends during the years ended December 31, 2018, 2017 and 2016:

Declared	Period Covered	$ per Share	Record Date	Payable Date
February 14, 2019	Fourth quarter 2018	$1.00	March 4, 2019	March 7, 2019
October 30, 2018	Third quarter 2018	1.00	November 12, 2018	November 15, 2018
July 31, 2018	Second quarter 2018	1.00	August 13, 2018	August 16, 2018
May 1, 2018	First quarter 2018	1.00	May 14, 2018	May 17, 2018
February 19, 2018	Fourth quarter 2017	1.44	March 5, 2018	March 8, 2018
October 30, 2017	Third quarter 2017	1.42	November 13, 2017	November 16, 2017
August 1, 2017	Second quarter 2017	1.38	August 14, 2017	August 17, 2017
May 2, 2017	First quarter 2017	1.32	May 15, 2017	May 18, 2017
February 17, 2017	Fourth quarter 2016	1.31	March 3, 2017	March 8, 2017
October 27, 2016	Third quarter 2016	1.29	November 10, 2016	November 15, 2016
July 28, 2016	Second quarter 2016	1.25	August 11, 2016	August 16, 2016
April 28, 2016	First quarter 2016	1.20	May 12, 2016	May 17, 2016
February 18, 2016	Fourth quarter 2015	1.15	March 3, 2016	March 8, 2016

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

The dividends paid have been recorded as a reduction to additional paid in capital in the stockholders’ equity section of the consolidated balance sheets.

Independent Director Equity Plan

In 2014, MIC adopted, and MIC’s stockholders approved, the 2014 Independent Directors Equity Plan (2014 Plan) to replace the 2004 Independent Directors Equity Plan, which expired in December 2014. The purpose of this plan is to promote the long-term growth and financial success of the Company by attracting, motivating and retaining independent directors of outstanding ability. Only the Company’s independent directors may participate in the 2014 Plan. The only type of award that may be granted under the 2014 Plan is an award of director shares. Each share is an unsecured promise to transfer one share on the settlement date, subject to satisfaction of the applicable terms and conditions. The maximum number of shares available for issuance under the 2014 Plan is 300,000 shares, of which 248,664 shares remained available for issuance at December 31, 2018. The aggregate grant date fair value of awards granted to an independent director during any single fiscal year (excluding awards made at the election of the independent director in lieu of all or a portion of annual and committee cash retainers) may not exceed $350,000. The 2014 Plan does not provide a

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Stockholders’ Equity  – (continued)

formula for the determination of awards and the Compensation Committee will have the authority to determine the size of all awards under the 2014 Plan, subject to the limits on the number of shares that may be granted annually.

Since 2016, the Company has granted and issued the following stock to the board of directors under the Plans:

Date of Grant	Stock Units Granted	Price of Stock Units Granted	Date of Vesting
May 18, 2016(1)	8,604	69.72	May 16, 2017
November 1, 2016(2)	991	81.93	May 16, 2017
May 17, 2017	9,435	79.51	May 15, 2018
June 7, 2018	19,230	39.00	(3)
September 5, 2018(2)	4,416	47.03	(3)

(1)	Restricted stock unit grants are net of forfeitures of 2,151 restricted stock unit grants due to the retirement of an independent director on September 30, 2016.
(2)	Represents additional restricted stock unit grants to new independent directors during the respective years.
(3)	Date of vesting will be the day immediately preceding the 2019 annual meeting of the Company’s stockholders.

12. Reportable Segments

At December 31, 2018, the Company’s businesses consist of four reportable segments: IMTT, Atlantic Aviation, MIC Hawaii and Corporate and Other.

Effective October 1, 2018, BEC and substantially all of the Company’s portfolio of solar and wind power generation businesses were classified as discontinued operations and the Company’s Contracted Power segment was eliminated. The remaining renewable power development businesses have been reported as components of Corporate and Other. All prior comparable periods have been restated to reflect this change. See Note 5, “Discontinued Operations and Dispositions” for further discussions.

IMTT

IMTT provides bulk liquid storage, handling and other services in North America through 17 terminals located in the United States, one terminal in Quebec, Canada and one partially owned terminal in Newfoundland, Canada. IMTT derives the majority of its revenue from storage and handling of petroleum products, various chemicals, renewable fuels, and vegetable and tropical oils. Based on storage capacity, IMTT operates one of the largest third-party bulk liquid terminals businesses in the United States. Revenue from IMTT is included in service revenue.

Atlantic Aviation

Atlantic Aviation derives the majority of its revenue from fuel delivery services and from other airport services, including de-icing and aircraft hangar rental. All of the revenue of Atlantic Aviation is generated at airports in the U.S. The business currently operates at 70 airports. Revenue from Atlantic Aviation is included in service revenue.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Reportable Segments  – (continued)

MIC Hawaii

MIC Hawaii comprises of (i) Hawaii Gas, Hawaii’s only government-franchised gas utility and an unregulated liquefied petroleum gas distribution business providing gas and related services to commercial, residential and governmental customers; and (ii) controlling interests in two solar facilities on Oahu. Revenue from Hawaii Gas and the solar facilities are recorded in product revenue.

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

The renewables businesses within MIC Hawaii sell substantially all of the electricity generated at a fixed price to primarily electric utility customers pursuant to long-term (20 years) PPAs. Substantially all of the PPAs are accounted for as operating leases and have no minimum lease payments and all of the lease income under these leases is recorded within product revenue when the electricity is delivered.

Corporate and Other

Corporate and Other comprises of MIC Corporate (holding company), shared services center and other smaller businesses.

All of the MIC business segments are managed separately and management has chosen to organize the Company around the distinct products and services offered. Selected information by segment is presented in the following tables.

Revenue from external customers for the Company’s consolidated reportable segments were ($ in thousands):

	Year Ended December 31, 2018
	IMTT	Atlantic Aviation	MIC Hawaii	Corporate and Other	Intercompany Adjustments	Total Reportable Segments
Service Revenue
Terminal Services	$89,630	$—	$—	$—	$(23)	$89,607
Lease	402,395	—	—	—	(4,402)	397,993
Fuel	—	704,249	—	—	—	704,249
Hangar	—	88,239	—	—	—	88,239
Construction	—	—	42,819	—	—	42,819
Other(1)	18,758	170,004	3,438	42	—	192,242
Total Service Revenue	$510,783	$962,492	$46,257	$42	$(4,425)	$1,515,149
Product Revenue
Lease	$—	$—	$4,594	$—	$—	$4,594
Gas	—	—	229,436	—	—	229,436
Other	—	—	11,502	852	—	12,354
Total Product Revenue	$—	$—	$245,532	$852	$—	$246,384
Total Revenue	$510,783	$962,492	$291,789	$894	$(4,425)	$1,761,533

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Reportable Segments  – (continued)

	Year Ended December 31, 2017
	IMTT	Atlantic Aviation	MIC Hawaii	Intercompany Adjustments	Total Reportable Segments
Service Revenue
Terminal Services	$85,062	$—	$—	$(45)	$85,017
Lease	431,449	—	—	(4,889)	426,560
Fuel	—	614,739	—	—	614,739
Hangar	—	77,584	—	—	77,584
Construction	—	—	53,587	—	53,587
Other(1)	32,911	154,108	1,326	—	188,345
Total Service Revenue	$549,422	$846,431	$54,913	$(4,934)	$1,445,832
Product Revenue
Lease	$—	$—	$3,001	$—	$3,001
Gas	—	—	208,684	—	208,684
Other	—	—	11,270	—	11,270
Total Product Revenue	$—	$—	$222,955	$—	$222,955
Total Revenue	$549,422	$846,431	$277,868	$(4,934)	$1,668,787

	Year Ended December 31, 2016
	IMTT	Atlantic Aviation	MIC Hawaii	Corporate and Other	Intercompany Adjustments	Total Reportable Segments
Service Revenue
Terminal Services	$80,607	$—	$—	$—	$(90)	$80,517
Lease	418,762	—	—	—	(4,791)	413,971
Fuel	—	528,950	—	—	—	528,950
Hangar	—	68,939	—	—	—	68,939
Construction	—	—	20,762	—	—	20,762
Other(1)	33,103	142,320	—	—	—	175,423
Total Service Revenue	$532,472	$740,209	$20,762	$—	$(4,881)	$1,288,562
Product Revenue
Lease	$—	$—	$1,040	$311	$—	$1,351
Gas	—	—	200,965	—	—	200,965
Other	—	—	11,154	—	—	11,154
Total Product Revenue	$—	$—	$213,159	$311	$—	$213,470
Total Revenue	$532,472	$740,209	$233,921	$311	$(4,881)	$1,502,032

(1)	See Note 3, “Implementation of ASU 2014-09”, for revenues disclosed in Other.

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

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Reportable Segments  – (continued)

EBITDA excluding non-cash items for the Company’s consolidated reportable segments from continuing operations is shown in the tables below ($ in thousands). Allocations of corporate expenses, intercompany fees and the tax effect have been excluded as they are eliminated in consolidation.

	Year Ended December 31, 2018
	IMTT	Atlantic Aviation	MIC Hawaii	Corporate and Other	Total Reportable Segments
Net income (loss)	$65,284	$96,419	$(13,125)	$(83,950)	$64,628
Interest expense, net	45,502	25,833	7,984	32,519	111,838
Provision (benefit) for income taxes	35,885	35,222	(6,769)	(14,887)	49,451
Goodwill impairment	—	—	3,215	—	3,215
Depreciation	115,896	60,046	17,037	680	193,659
Amortization of intangibles	15,506	45,904	6,671	233	68,314
Fees to Manager - related party	—	—	—	44,866	44,866
Pension expense	7,662	21	438	185	8,306
Other non-cash expense(1)	867	1,221	21,810	1,280	25,178
EBITDA excluding non-cash items	$286,602	$264,666	$37,261	$(19,074)	$569,455

(1)	Other non-cash expense includes the write-down of the Company’s investment in the design-build mechanical contractor business at MIC Hawaii for the year ended December 31, 2018.

	Year Ended December 31, 2017
	IMTT	Atlantic Aviation	MIC Hawaii	Corporate and Other	Total Reportable Segments
Net income (loss)	$363,049	$124,370	$25,416	$(79,065)	$433,770
Interest expense, net	38,357	14,512	7,041	27,006	86,916
(Benefit) provision for income taxes	(209,464)	6,509	9,287	(35,835)	(229,503)
Depreciation	113,558	50,797	13,776	161	178,292
Amortization of intangibles	12,905	49,393	1,527	—	63,825
Fees to Manager - related party	—	—	—	71,388	71,388
Pension expense	6,996	20	1,090	—	8,106
Other non-cash expense	767	1,642	2,494	831	5,734
EBITDA excluding non-cash items	$326,168	$247,243	$60,631	$(15,514)	$618,528

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Reportable Segments  – (continued)

	Year Ended December 31, 2016
	IMTT	Atlantic Aviation	MIC Hawaii	Corporate and Other	Total Reportable Segments
Net income (loss)	$83,142	$59,538	$35,744	$(49,959)	$128,465
Interest expense, net	38,752	33,961	5,559	17,255	95,527
Provision (benefit) for income taxes	57,736	39,889	20,441	(48,753)	69,313
Depreciation	123,346	41,493	10,533	146	175,518
Amortization of intangibles	11,039	49,166	792	—	60,997
Fees to Manager - related party	—	—	—	68,486	68,486
Pension expense	7,219	110	1,272	—	8,601
Other non-cash expense (income)	657	905	(11,539)	681	(9,296)
EBITDA excluding non-cash items	$321,891	$225,062	$62,802	$(12,144)	$597,611

Reconciliation of total reportable segments’ EBITDA excluding non-cash items to consolidated net income from continuing operations before income taxes were ($ in thousands):

	Year Ended December 31,
	2018	2017	2016
Total reportable segments EBITDA excluding non-cash items	$569,455	$618,528	$597,611
Interest income	788	83	86
Interest expense	(112,626)	(86,999)	(95,613)
Goodwill impairment	(3,215)	—	—
Depreciation	(193,659)	(178,292)	(175,518)
Amortization of intangibles	(68,314)	(63,825)	(60,997)
Fees to Manager - related party	(44,866)	(71,388)	(68,486)
Pension expense	(8,306)	(8,106)	(8,601)
Other (expense) income, net	(25,178)	(5,734)	9,296
Total consolidated net income from continuing operations before income taxes	$114,079	$204,267	$197,778

Capital expenditures, on a cash basis, for the Company’s reportable segments were ($ in thousands):

	Year Ended December 31,
	2018	2017	2016
IMTT	$63,518	$73,802	$96,865
Atlantic Aviation	67,445	82,249	113,092
MIC Hawaii	22,664	29,373	35,459
Corporate and other	23,529	28,800	11,782
Total capital expenditures of reportable segments	$177,156	$214,224	$257,198

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Reportable Segments  – (continued)

Property, equipment, land and leasehold improvements, net, goodwill and total assets for the Company’s reportable segments and its reconciliation to consolidated total assets as of December 31st were ($ in thousands):

	Property, Equipment, Land and Leasehold Improvements, net		Goodwill		Total Assets
	2018	2017	2018	2017	2018	2017
IMTT	$2,249,758	$2,305,440	$1,427,108	$1,427,863	$4,020,508	$4,109,448
Atlantic Aviation	564,859	559,597	496,019	495,769	1,675,717	1,710,535
MIC Hawaii	299,923	302,220	120,193	123,408	501,142	532,144
Corporate and other	26,867	30,150	—	—	598,762	68,962
Total assets of reportable segments	$3,141,407	$3,197,407	$2,043,320	$2,047,040	$6,796,129	$6,421,089
Assets held for sale	—	—	—	—	647,652	1,587,862
Total consolidated assets	$3,141,407	$3,197,407	$2,043,320	$2,047,040	$7,443,781	$8,008,951

13. Related Party Transactions

Management Services

At December 31, 2018 and 2017, the Manager held 12,477,438 shares and 5,435,442 shares, respectively, of the Company’s common stock. Pursuant to the terms of the Third Amended and Restated Management Agreement (Management Agreement), the Manager may sell these shares at any time. Under the Management Agreement, the Manager, at its option, may reinvest base management fees and performance fees, if any, in shares of the Company. From May 2018 through September 2018, the Manager bought 5,987,100 shares in the open market. The Manager’s holdings at December 31, 2018 represented 14.54% of our outstanding common stock.

Since January 1, 2016, the Company paid the Manager cash dividends on shares held for the following periods:

Declared	Period Covered	$ per Share	Record Date	Payable Date	Cash Paid to Manager (in thousands)
February 14, 2019	Fourth quarter 2018	$1.00	March 4, 2019	March 7, 2019	(1)
October 30, 2018	Third quarter 2018	1.00	November 12, 2018	November 15, 2018	$12,317
July 31, 2018	Second quarter 2018	1.00	August 13, 2018	August 16, 2018	10,711
May 1, 2018	First quarter 2018	1.00	May 14, 2018	May 17, 2018	6,213
February 19, 2018	Fourth quarter 2017	1.44	March 5, 2018	March 8, 2018	8,067
October 30, 2017	Third quarter 2017	1.42	November 13, 2017	November 16, 2017	7,484
August 1, 2017	Second quarter 2017	1.38	August 14, 2017	August 17, 2017	6,941
May 2, 2017	First quarter 2017	1.32	May 15, 2017	May 18, 2017	6,332
February 17, 2017	Fourth quarter 2016	1.31	March 3, 2017	March 8, 2017	6,080
October 27, 2016	Third quarter 2016	1.29	November 10, 2016	November 15, 2016	5,620
July 28, 2016	Second quarter 2016	1.25	August 11, 2016	August 16, 2016	8,743
April 28, 2016	First quarter 2016	1.20	May 12, 2016	May 17, 2016	6,981
February 18, 2016	Fourth quarter 2015	1.15	March 3, 2016	March 8, 2016	6,510

(1)	The amount of dividend payable to the Manager for the fourth quarter of 2018 will be determined on March 04, 2019, the record date.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Related Party Transactions  – (continued)

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

In accordance with the Management Agreement, the Manager is entitled to a monthly base management fee based primarily on the Company’s market capitalization, and potentially a quarterly performance fee based on total shareholder returns relative to a U.S. utilities index. Currently, the Manager has elected to reinvest the future base management fees and performance fees, if any, in additional shares. For the years ended December 31, 2018, 2017 and 2016, the Company incurred base management fees of $44.9 million, $71.4 million and $68.5 million, respectively. The Company did not incur any performance fees for the years ended December 31, 2018, 2017 and 2016.

Effective November 1, 2018, the Manager waived two portions of the base management fee to which it was entitled under the terms of the Management Agreement. In effect, the waivers cap the base management fee at 1% of the Company’s equity market capitalization less any cash balances at the holding company. The waiver applies only to the calculation of the base management fees and not to the remainder of the Management Agreement. MIMUSA reserves the right to revoke the waivers and revert to the prior terms of the Management Agreement, subject to providing the Company with not less than a one year notice. A revocation of the waiver would not trigger a recapture of previously waived fees.

The unpaid portion of the base management fees and performance fees, if any, at the end of each reporting period is included in Due to Manager-related party in the consolidated balance sheets. The following table shows the Manager’s reinvestment of its base management fees and performance fees, if any, in shares:

Period	Base Management Fee Amount ($ in Thousands)	Performance Fee Amount ($ in Thousands)	Shares Issued
2018 Activities:
Fourth quarter 2018	$8,753	$—	220,208	(1)
Third quarter 2018	12,333	—	269,286
Second quarter 2018	10,852	—	277,053
First quarter 2018	12,928	—	265,002
2017 Activities:
Fourth quarter 2017	$16,778	$—	248,162
Third quarter 2017	17,954	—	240,674
Second quarter 2017	18,433	—	233,394
First quarter 2017	18,223	—	232,398
2016 Activities:
Fourth quarter 2016	$18,916	$—	230,773
Third quarter 2016	18,382	—	232,488
Second quarter 2016	16,392	—	232,835
First quarter 2016	14,796	—	234,179

(1)	The Manager elected to reinvest all of the monthly base management fees for the fourth quarter of 2018 in shares. The Company issued 220,208 shares for the quarter ended December 31, 2018, including 60,048 shares that were issued in January 2019 for the December 2018 monthly base management fee.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Related Party Transactions  – (continued)

For the quarter ended June 30, 2015, the Company incurred $135.6 million in performance fee. In July 2015, the board requested, and the Manager agreed, that $67.8 million of the performance fee be settled in cash in July 2015 to minimize dilution. The remaining $67.8 million obligation was settled and reinvested in 944,046 shares by the Manager on August 1, 2016 using the June 2016 volume weighted average share price of $71.84.

The Manager is not entitled to any other compensation and all costs incurred by the Manager, including compensation of seconded staff, are paid by the Manager out of its base management fee. However, the Company is responsible for other direct costs including, but not limited to, expenses incurred in the administration or management of the Company and its subsidiaries, income taxes, audit and legal fees, acquisitions and dispositions and its compliance with applicable laws and regulations. During the years ended December 31, 2018, 2017 and 2016, the Manager charged the Company $1.1 million, $892,000 and $714,000, respectively, for reimbursement of out-of-pocket expenses. The unpaid portion of the out-of-pocket expenses at the end of the reporting period is included in Due to Manager-related party in the consolidated balance sheets.

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

Prior to the refinancing in January 2018, the Company incurred $4,000, $285,000 and $236,000 in interest expense for the years ended December 31, 2018, 2017 and 2016, respectively, related to MIHI LLC’s portion of the MIC senior secured revolving credit facility. Subsequent to the refinancing in January 2018, the Company incurred $454,000 in interest expense related to Macquarie Capital Funding LLC’s portion of the MIC senior secured revolving credit facility for the year ended December 31, 2018.

Atlantic Aviation’s previous $70.0 million revolving credit facility was provided by various financial institutions, including MBL which provided $15.7 million. For the year ended December 31, 2016, Atlantic Aviation incurred and paid $90,000 in interest expense related to MBL’s portion of the revolving credit

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13. Related Party Transactions  – (continued)

facility. The revolving credit facility was terminated in conjunction with the completion of the October 2016 refinancing of Atlantic Aviation’s credit facilities.

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

Macquarie Energy North America Trading, Inc. (MENAT), an indirect subsidiary of Macquarie Group Limited, entered into contracts with IMTT to lease capacity. These contracts expired during the quarter ended June 30, 2017. For the years ended December 31, 2017 and 2016, IMTT recognized $907,000 and $3.9 million, respectively, in revenues pursuant to these agreements.

14. Income Taxes

The Company and its subsidiaries are subject to income taxes. The Company files a consolidated U.S. income tax return with its wholly-owned subsidiaries, including its allocated share of the taxable income from the solar and wind facilities. The Company and its subsidiaries file separate and combined state income tax returns.

On December 22, 2017, the Tax Cuts and Jobs Act was signed into law and included provisions that have an impact on the Company’s federal taxable income. The most significant of these are 100% bonus depreciation on qualifying assets (which is scheduled to phase down ratably to 0% between 2023 and 2027) and a reduction in the federal corporate tax rate from 35% to 21%.

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

In the third quarter of 2018, the Company completed its data gathering and analysis based on the Tax Cuts and Jobs Act and its guidance issued to date as it relates to the remeasurement of existing deferred tax balances. The Company has not identified any material change to the net one-time charge for the year ended December 31, 2017 related to the Tax Cuts and Jobs Act.

Components of the Company’s income tax provision (benefit) related to the income from continuing operations for the years ended December 31, 2018, 2017 and 2016 were ($ in thousands):

	Year Ended December 31,
	2018	2017	2016
Current taxes:
State	$13,950	$11,031	$7,304
Total current tax provision	$13,950	$11,031	$7,304
Deferred taxes:
Federal	$30,886	$(247,077)	$78,722
State	8,977	5,409	(2,049)
Total deferred tax provision (benefit)	39,863	(241,668)	76,673
Change in valuation allowance	(4,362)	1,134	(14,664)
Total tax provision (benefit)	$49,451	$(229,503)	$69,313

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Income Taxes  – (continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities from continuing operations at December 31, 2018 and 2017, were ($ in thousands):

	At December 31,
	2018	2017
Deferred tax assets:
Net operating loss carryforwards	$25,916	$43,866
Deferred revenue	6,891	8,854
Accrued compensation	2,658	6,156
Accrued expenses	25,573	25,008
Investment and foreign tax credits	3,744	12,338
Other	531	499
Total gross deferred tax assets	65,313	96,721
Less: valuation allowance	(1,091)	(5,453)
Net deferred tax assets	$64,222	$91,268
Deferred tax liabilities:
Intangible assets	$(93,207)	$(91,020)
Investment basis difference	(18,929)	(19,954)
Property and equipment	(623,799)	(609,817)
Unrealized gains on derivative instruments, net	(1,595)	(6,479)
Equity component of convertible senior notes	(6,515)	(7,761)
Prepaid expenses	(1,115)	(1,151)
Total deferred tax liabilities	(745,160)	(736,182)
Net deferred tax liabilities	$(680,938)	$(644,914)

At December 31, 2018, the Company and its wholly owned subsidiaries had federal income tax NOL carryforwards of $152.0 million, which are available to offset future taxable income, if any, through 2036. The Company’s NOL balance begins to expire in 2029. Approximately $28.0 million of these NOLs may be limited, on an annual basis, due to the change of control for tax purposes of the respective subsidiaries in which such losses were incurred. The Company generated federal consolidated taxable income for the year ended December 31, 2018, which decreased the NOL carryforward. The Company believes that it will be able to utilize all federal prior year NOLs.

In addition, the Company and its subsidiaries have state NOL carryforwards. State NOL carryforwards are specific to the state in which the NOL was generated and various states impose limitations on the utilization of NOL carryforwards.

In assessing the need for a valuation allowance, management considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. For the year ended December 31, 2018, the Company decreased the valuation allowance by $4.4 million.

As of December 31, 2018, the Company had $680.9 million in noncurrent deferred tax liabilities from continuing operations. A significant portion of the Company’s deferred tax liabilities relates to tax basis temporary differences of both property and equipment and intangible assets. The Company records the acquisitions of consolidated businesses under the purchase method of accounting and accordingly recognizes a significant increase to the value of the property and equipment and to intangible assets. For tax purposes, the

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

14. Income Taxes  – (continued)

Company may assume the existing tax basis of the acquired businesses, in which case the Company records a deferred tax liability to reflect the increase in the purchase accounting basis of the assets acquired over the carryover income tax basis. This liability will reduce in future periods as these temporary differences reverse.

For the years ended December 31, 2018, 2017 and 2016, the Company recorded an income tax expense of $49.5 million, an income tax benefit of $229.5 million and an income tax expense of $69.3 million, respectively, from continuing operations. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Cuts and Jobs Act, the Company revalued its ending net deferred tax liabilities at December 31, 2017 and recognized a $316.4 million tax benefit from continuing operations in the Company’s consolidated statement of income for the year ended December 31, 2017. These amounts are different from the amounts computed by applying the U.S. federal income tax rate for the period to pretax income as a result of the following ($ in thousands):

	Year Ended December 31,
	2018	2017	2016
Tax provision at U.S. statutory rate	$23,957	$71,493	$69,222
Permanent differences and other	3,962	10,381	8,078
State income taxes, net of federal benefit	18,620	11,443	8,392
Income attributable to noncontrolling interest	695	621	(259)
Change in investment and foreign tax credits	6,579	(8,139)	(1,456)
Change in U.S. tax law	—	(316,436)	—
Change in valuation allowance	(4,362)	1,134	(14,664)
Total tax provision (benefit)	$49,451	$(229,503)	$69,313

Uncertain Tax Positions

The amount of unrecognized tax benefits at December 31, 2018 and 2017 are not significant. The Company does not expect that the amount of unrecognized tax benefits will change in the next 12 months. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense in the statements of operations, which is consistent with the recognition of these items in prior reporting periods.

The federal statute of limitations on the assessment of additional income tax liabilities has lapsed for all returns filed for years ended on or before December 31, 2015. The various state statutes of limitations on the assessment of additional income taxes have lapsed on all returns filed for the years ended on or before December 31, 2014.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

15. Leases

The Company leases land, buildings, office space and certain office equipment under non-cancellable operating lease agreements that expire through March 2071.

Future minimum rental commitments at December 31, 2018 are ($ in thousands):

2019	$47,679
2020	44,152
2021	41,278
2022	39,824
2023	39,525
Thereafter	460,988
Total	$673,446

Rent expense under all operating leases was $54.0 million, $50.9 million and $49.9 million for the years ended December 31, 2018, 2017 and 2016, respectively.

16. Employee Benefit Plans

401(k) Savings Plan

IMTT, Atlantic Aviation and the Hawaii Gas business each have a defined contribution plan under Section 401(k) of the Internal Revenue Code, allowing eligible employees to contribute a percentage of their annual compensation up to an annual amount as set by the IRS.

The employer contribution to these plans ranges from 0% to 6% of eligible compensation. Employer contributions were $4.9 million, $3.9 million and $2.5 million for the years ended December 31, 2018, 2017 and 2016, respectively.

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

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Employee Benefit Plans  – (continued)

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

Additional information about the fair value of the benefit plan assets, the components of net periodic cost and the projected benefit obligation as of and for the years ended December 31, 2018 and 2017 are ($ in thousands).

	HG DB Plan Benefits		IMTT DB Plan Benefits		Other Plan Benefits		Total
	2018	2017	2018	2017	2018	2017	2018	2017
Change in benefit obligation:
Benefit obligation – beginning of year	$53,344	$50,933	$161,805	$140,853	$29,294	$26,808	$244,443	$218,594
Service cost	728	753	5,784	5,316	1,239	1,041	7,751	7,110
Interest cost	1,868	1,982	5,718	5,808	1,055	1,087	8,641	8,877
Plan amendments	—	—	—	—	—	243	—	243
Participant contributions	—	—	—	—	103	62	103	62
Actuarial (gains) losses	(4,088)	2,082	(21,733)	16,964	(2,533)	1,384	(28,354)	20,430
Benefits paid	(2,584)	(2,406)	(8,546)	(8,177)	(1,494)	(1,331)	(12,624)	(11,914)
Special termination benefits	—	—	—	1,041	—	—	—	1,041
Benefit obligation – end of year	$49,268	$53,344	$143,028	$161,805	$27,664	$29,294	$219,960	$244,443

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Employee Benefit Plans  – (continued)

	HG DB Plan Benefits		IMTT DB Plan Benefits		Other Plan Benefits		Total
	2018	2017	2018	2017	2018	2017	2018	2017
Change in plan assets:
Fair value of plan assets – beginning of year	$50,866	$46,717	$101,776	$95,938	$9,429	$8,371	$162,071	$151,026
Actual return on plan assets	(2,144)	6,555	(5,081)	14,015	(580)	1,305	(7,805)	21,875
Employer contributions	—	—	—	—	1,098	1,022	1,098	1,022
Participant contributions	—	—	—	—	103	62	103	62
Benefits paid	(2,584)	(2,406)	(8,546)	(8,177)	(1,494)	(1,331)	(12,624)	(11,914)
Fair value of plan assets – end of year	$46,138	$50,866	$88,149	$101,776	$8,556	$9,429	$142,843	$162,071

During the years ended December 31, 2018 and 2017, there were no contributions made to any of the plans. Hawaii Gas made a $3.5 million voluntary contribution to the HG DB Plan during the year ended December 31, 2016. As of December 31, 2018, IMTT is not expected to make any cash contribution to the IMTT DB Plan until 2021. As of December 31, 2018, Hawaii Gas is not expected to make any cash contribution to the HG DB Plan until 2023. The annual amount of any cash contributions will be dependent upon a number of factors such as market conditions and changes to regulations.

The funded status at December 31, 2018 and 2017, are presented in the following table ($ in thousands):

	HG DB Plan Benefits		IMTT DB Plan Benefits		Other Plan Benefits		Total
	2018	2017	2018	2017	2018	2017	2018	2017
Funded status
Funded status at end of year	$(3,130)	$(2,478)	$(54,879)	$(60,029)	$(19,108)	$(19,865)	$(77,117)	$(82,372)
Net amount recognized in balance sheet(1)	$(3,130)	$(2,478)	$(54,879)	$(60,029)	$(19,108)	$(19,865)	$(77,117)	$(82,372)
Amounts recognized in balance sheet consisting of:
Current liabilities	$—	$—	$—	$—	$(1,267)	$(1,224)	$(1,267)	$(1,224)
Noncurrent liabilities	(3,130)	(2,478)	(54,879)	(60,029)	(17,841)	(18,641)	(75,850)	(81,148)
Net amount recognized in balance sheet(1)	$(3,130)	$(2,478)	$(54,879)	$(60,029)	$(19,108)	$(19,865)	$(77,117)	$(82,372)

(1)	Generally accepted accounting principles require measurement of defined benefit pension liabilities utilizing current discount rates. Statutory funding formulas permit measurement of defined benefit pension liabilities utilizing discount rates based on a 25-year average of those rates, which more closely matches the expected payout period for those liabilities. The IMTT and Hawaii Gas defined benefit pension plans both exceed 100% of the statutory funding target as of December 31, 2018.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Employee Benefit Plans  – (continued)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive loss for the years ended December 31, 2018 and 2017 are presented in the following table ($ in thousands):

	HG DB Plan Benefits		IMTT DB Plan Benefits		Other Plan Benefits		Total
	2018	2017	2018	2017	2018	2017	2018	2017
Prior service cost	$—	$—	$—	$—	$(161)	$(163)	$(161)	$(163)
Accumulated loss	(9,798)	(9,407)	(7,147)	(18,320)	(4,190)	(5,865)	(21,135)	(33,592)
Accumulated other comprehensive loss	(9,798)	(9,407)	(7,147)	(18,320)	(4,351)	(6,028)	(21,296)	(33,755)
Net periodic benefit cost in excess (deficit) of cumulative employer contributions	6,668	6,929	(47,732)	(41,709)	(14,757)	(13,837)	(55,821)	(48,617)
Net amount recognized in balance sheet	$(3,130)	$(2,478)	$(54,879)	$(60,029)	$(19,108)	$(19,865)	$(77,117)	$(82,372)

The components of net periodic benefit cost and other changes in other comprehensive loss (income) for the plans are shown below ($ in thousands):

	HG DB Plan Benefits			IMTT DB Plan Benefits			Other Plan Benefits			Total
	2018	2017	2016	2018	2017	2016	2018	2017	2016	2018	2017	2016
Components of net periodic benefit cost:
Service cost	$728	$753	$744	$5,784	$5,316	$6,285	$1,239	$1,041	$810	$7,751	$7,110	$7,839
Interest cost	1,868	1,982	2,046	5,718	5,808	6,172	1,055	1,087	974	8,641	8,877	9,192
Expected return on plan assets	(2,916)	(2,675)	(2,448)	(5,479)	(5,794)	(6,374)	(534)	(473)	(502)	(8,929)	(8,942)	(9,324)
Recognized actuarial loss	581	795	854	—	—	—	256	281	91	837	1,076	945
Amortization of prior service credit (cost)	—	—	—	—	—	—	2	(15)	(15)	2	(15)	(15)
Special Termination benefits	—	—	—	—	1,041	—	—	—	—	—	1,041	—
Net periodic benefit cost	$261	$855	$1,196	$6,023	$6,371	$6,083	$2,018	$1,921	$1,358	$8,302	$9,147	$8,637
Other changes recognized in other comprehensive loss (income):
Prior service cost arising during the year	$—	$—	$—	$—	$—	$—	$—	$243	$—	$—	$243	$—
Net loss (gain) arising during the year	972	(1,798)	156	(11,173)	8,743	8,428	(1,419)	552	4,545	(11,620)	7,497	13,129
Liability gain due to curtailment	—	—	—	—	—	(8,777)	—	—	—	—	—	(8,777)
Amortization of prior service (credit) cost	—	—	—	—	—	—	(2)	15	15	(2)	15	15
Amortization of loss	(581)	(795)	(854)	—	—	—	(256)	(281)	(91)	(837)	(1,076)	(945)
Total recognized in other comprehensive loss (income)	$391	$(2,593)	$(698)	$(11,173)	$8,743	$(349)	$(1,677)	$529	$4,469	$(12,459)	$6,679	$3,422

The estimated amounts that will be amortized from accumulated other comprehensive loss (income) over the next year are presented in the following table ($ in thousands):

	HG DB Plan Benefits		IMTT DB Plan Benefits		Other Plan Benefits		Total
	2018	2017	2018	2017	2018	2017	2018	2017
Amortization of prior service cost	$—	$—	$—	$—	$2	$2	$2	$2
Amortization of net loss	696	563	—	188	105	225	801	976

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Employee Benefit Plans  – (continued)

The assumptions used in accounting for the HG DB Plan Benefits, IMTT DB Plan Benefits and Other Plan Benefits are:

	HG DB Plan Benefits			IMTT DB Plan Benefits			Other Plan Benefits
	2018	2017	2016	2018	2017	2016	2018		2017		2016
Weighted average assumptions to determine benefit obligations:
Discount rate	4.25%	3.60%	4.00%	4.35%	3.70%	4.30%	3.91% to 4.35%		3.25% to 3.70%		3.56% to 4.25%
Rate of compensation increase	N/A	N/A	N/A	4.57%	4.57%	4.57%	4.57	%(1)	4.57	%(1)	4.57	%(1)
Measurement date	December 31	December 31	December 31	December 31	December 31	December 31	December 31		December 31		December 31
Weighted average assumptions to determine net cost:
Discount rate	3.60%	4.00%	4.20%	3.70%	4.30%	4.65%	3.25% to 3.70%		3.56% to 4.25%		3.78% to 4.55%
Expected long-term rate of return on plan assets during fiscal year	5.90%	5.90%	5.90%	5.60%	6.25%	6.75%	5.75	%(2)	5.75	%(2)	6.25	%(2)
Rate of compensation increase	N/A	N/A	N/A	4.57%	4.57%	4.57%	4.57	%(1)	4.57	%(1)	4.57	%(1)
Assumed healthcare cost trend rates:
Initial health care cost trend rate							8.00% to 8.50%		6.98% to 7.0%		7.20% to 7.25%
Ultimate rate							4.50% to 5.00%		4.50% to 5.00%		4.50% to 5.00%
Year ultimate rate is reached							2026 to 2027		2025 to 2028		2025 to 2028

(1)	Only applies to IMTT post-retirement life insurance plan.
(2)	Only applies to IMTT-Illinois Union Plan.

Pension asset investment decisions are made with assistance of an outside paid advisor to achieve the multiple goals of high rate of return, diversification and safety. The business has instructed the trustee, the investment manager, to maintain the allocation of the defined benefit plans’ assets between equity mutual fund securities, fixed income mutual fund securities, mixed equity and fixed income mutual fund securities, money market funds and cash within the pre-approved parameters set by the management. The weighted average asset allocation at December 31, 2018 and 2017 was:

	HG DB Plan Benefits		IMTT DB Plan Benefits		Other Plan Benefits
	2018	2017	2018	2017	2018	2017
Equity securities	23%	36%	42%	43%	45%	45%
Fixed income securities	71%	58%	41%	44%	44%	46%
Private equity	—	—	7%	4%	1%	—
Global Real Estate Fund	4%	5%	6%	7%	6%	7%
Cash	2%	1%	4%	2%	4%	2%
Total	100%	100%	100%	100%	100%	100%

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

16. Employee Benefit Plans  – (continued)

The expected returns on plan assets were estimated based on the allocation of assets and management’s expectations regarding future performance of the investments held in the investment portfolios. The asset allocations as of December 31, 2018 and 2017 measurement dates were ($ in thousands):

	Fair Value Measurements at December 31, 2018 Pension Benefits – Plan Assets
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value (NAV)
Asset category:
Cash and money market	$4,618	$4,618	$—	$—	$—
Equity securities	51,662	—	51,662	—	—
Fixed income securities	73,359	—	73,359	—	—
Global Real Estate Fund	7,319	—	7,319	—	—
Domestic private equity	5,885	—	—	—	5,885
Total	$142,843	$4,618	$132,340	$—	$5,885

	Fair Value Measurements at December 31, 2017 Pension Benefits – Plan Assets
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value (NAV)
Asset category:
Cash and money market	$3,177	$3,177	$—	$—	$—
Equity securities	66,741	—	66,741	—	—
Fixed income securities	78,242	—	78,242	—	—
Global real estate fund	9,607	—	9,607	—	—
Domestic private equity	4,304	—	—	—	4,304
Total	$162,071	$3,177	$154,590	$—	$4,304

The estimated future benefit payments for the next ten years are ($ in thousands):

	HG DB Plan Benefits	IMTT DB Plan Benefits	Other Plan Benefits	Total
2019	$3,001	$7,552	$1,663	$12,216
2020	3,072	8,383	1,784	13,239
2021	3,116	6,422	1,742	11,280
2022	3,132	7,301	1,681	12,114
2023	3,152	7,304	1,739	12,195
Thereafter	15,743	43,176	9,597	68,516
Total	$31,216	$80,138	$18,206	$129,560

17. Legal Proceedings and Contingencies

The Company and its subsidiaries are subject to legal proceedings arising in the ordinary course of business. In management’s opinion, the Company has adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions, and does not believe the outcome of any pending legal proceedings will be material to the Company’s financial position or result of operations.

IMTT Bayonne — Remediation

The Bayonne, New Jersey terminal, portions of which have been acquired over a 30-year period, have pervasive remediation requirements that were assumed at the time of purchase from the various former

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

17. Legal Proceedings and Contingencies  – (continued)

owners. One former owner retained environmental remediation responsibilities for a purchased site and shares in other remediation costs. These remediation requirements are documented in two memoranda of agreement and an administrative consent order with the State of New Jersey. Remediation efforts entail removal of free product, soil treatment, repair/replacement of sewer systems, and the implementation of containment and monitoring systems. These remediation activities are estimated to span a period of ten to twenty or more years and cost from $30.0 million to $65.0 million. The cost of the remediation activities at the terminal are estimated based on currently available information, in undiscounted U.S. dollars and is inherently subject to relatively large fluctuation.

Shareholder Litigation

On April 23, 2018, a complaint captioned City of Riviera Beach General Employees Retirement System v. Macquarie Infrastructure Corp., et al., Case 1:18-cv-03608 (VSB), was filed in the United States District Court for the Southern District of New York. A substantially identical complaint captioned Daniel Fajardo v. Macquarie Infrastructure Corporation, et al., Case No. 1:18-cv-03744 (VSB) was filed in the same court on April 27, 2018. Both complaints assert claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder on behalf of a putative class consisting of all purchasers of MIC common stock between February 22, 2016 and February 21, 2018. The named defendants in both cases are the Company and four current or former officers of MIC and one of its subsidiaries, IMTT Holdings LLC. The complaints in both actions allege that the Company and the individual defendants knowingly made material misstatements and omitted material facts in its public disclosures concerning the Company’s and IMTT’s business and the sustainability of the Company’s dividend to stockholders. On January 30, 2019, the Court issued an opinion and order consolidating the two cases, appointing Moab Partners, L.P. (Moab) as Lead Plaintiff, approving Moab’s selection of lead counsel, and directing Moab to file a consolidated amended complaint within 30 days. The Company intends to vigorously contest the claims asserted in the consolidated cases, which the Company believes are entirely meritless.

On August 9, 2018, a shareholder derivative complaint captioned Phyllis Wright v. Liam Stewart, et al., Case No. 1:18-cv-07174 (VSB), was filed in the United States District Court for the Southern District of New York. A substantially identical complaint captioned Raymond Greenlee v. James Hooke, et al., Case No. 1:18-cv-09339 (VSB) was filed in the same court on October 12, 2018. A third and substantially similar shareholder derivative complaint captioned Kim Johnson v. Liam Stewart, et al., Case No. 1:18-cv-011062 (VSB) was filed in the same court on November 27, 2018. Each of the shareholder derivative complaints assert derivative claims on behalf of the Company against certain of its current and former officers and directors arising out of the same subject matter at issue in the City of Riviera Beach and Fajardo complaints discussed above. The causes of action asserted include violation of Section 14(a) of the Securities Exchange Act of 1934, breach of fiduciary duties, waste of corporate assets, unjust enrichment, and aiding and abetting breach of fiduciary duty. A motion to consolidate the three actions is currently pending. Proceedings in the Wright, Greenlee and Johnson cases are otherwise stayed pending resolution of an anticipated motion to dismiss the securities class actions described above. The Company expects that the named defendants will vigorously contest the claims asserted in the Wright, Greenlee and Johnson complaints.

18. Subsequent Events

Dividend

On February 14, 2019, the board of directors declared a dividend of $1.00 per share for the quarter ended December 31, 2018, which is expected to be paid on March 7, 2019 to holders of record on March 4, 2019.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Quarterly Data (Unaudited)

The following table represents the summary of financial data from both continuing and discontinued operations for the quarters related to the years ended December 31, 2018 and 2017.

Quarter ended	March 31	June 30	September 30	December 31
	(In Thousands, except per share data)
2018
Revenue from continuing operations	$466,269	$436,677	$420,830	$437,757
Operating income from continuing operations	75,379	58,251	51,912	46,569
Net income (loss) from continuing operations attributable to MIC	39,672	27,647	1,474	(713)
Net income from discontinued operations attributable to MIC(1)	37,162	10,719	20,230	330
Per share information attributable to MIC:
Basic income (loss) per share from continuing operations attributable to MIC	$0.47	$0.32	$0.02	$(0.01)
Basic income per share from discontinued operations attributable to MIC(1)	0.44	0.13	0.23	—
Basic income (loss) per share attributable to MIC	0.91	0.45	0.25	(0.01)
Diluted income (loss) per share from continuing operations attributable to MIC(2)	$0.47	$0.32	$0.02	$(0.01)
Diluted income per share from discontinued operations attributable to MIC(1)(2)	0.44	0.13	0.23	—
Diluted income (loss) per share attributable to MIC	0.91	0.45	0.25	(0.01)
Cash dividends declared per share	$1.00	$1.00	$1.00	$1.00
2017
Revenue from continuing operations	$423,387	$398,824	$410,616	$435,960
Operating income from continuing operations	76,271	63,703	69,894	70,749
Net income from continuing operations attributable to MIC	32,437	19,180	27,912	354,650
Net income (loss) from discontinued operations attributable to MIC(1)	3,578	6,840	12,183	(5,578)
Per share information attributable to MIC:
Basic income per share from continuing operations attributable to MIC	$0.39	$0.23	$0.33	$4.19
Basic income (loss) per share from discontinued operations attributable to MIC(1)	0.05	0.09	0.15	(0.06)
Basic income per share attributable to MIC	0.44	0.32	0.48	4.13
Diluted income per share from continuing operations attributable to MIC(2)	$0.39	$0.23	$0.33	$3.88
Diluted income (loss) per share from discontinued operations attributable to MIC(1)(2)	0.05	0.09	0.15	(0.06)
Diluted income per share attributable to MIC	0.44	0.32	0.48	3.82
Cash dividends declared per share	$1.32	$1.38	$1.42	$1.44

(1)	See Note 5, “Discontinued Operations and Dispositions”, for discussions on businesses classified as held for sale for the periods presented above.
(2)	See Note 6, “Income per Share”, for further discussions for potentially dilutive shares.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A. CONTROLS AND PROCEDURES

Management’s Evaluation of Disclosure Controls and Procedures

Our disclosure controls and procedures (as defined in Rules 13a-15(e) or 15d-15(e)) are designed to ensure that information required to be disclosed in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms and to ensure that information required to be disclosed is accumulated and communicated to management, including our principal executive and financial officers, to allow timely decisions regarding required disclosure. Our principal executive officer and principal financial officer have evaluated the effectiveness of our disclosure controls and procedures as of the end of the period covered by this Form 10-K. Based on this evaluation, our principal executive officer and principal financial officer concluded that due to the material weakness in our internal control over financial reporting described below under Management’s Annual Report on Internal Control over Financial Reporting, our disclosure controls and procedures were not effective as of December 31, 2018.

Notwithstanding a material weakness in internal control over financial reporting, our management concluded that our consolidated financial statements in this annual report on Form 10-K present fairly, in all material respects, the Company’s consolidated financial position, results of operations and cash flows as of the dates, and for the periods presented, in conformity with GAAP.

Management’s Annual Report on Internal Control over Financial Reporting

Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2018. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. GAAP.

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

Management used the framework set forth in the report entitled “Internal Control-Integrated Framework (2013)” published by the Committee of Sponsoring Organizations of the Treadway Commission (referred to as COSO) to evaluate the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018.

As a result of its evaluation, management has identified the following control deficienicies at our Atlantic Aviation business. Control activities designed to ensure the completeness and accuracy of fuel gallons and retail prices used in fuel sales transactions made on account and reported as revenues were not operating effectively and timely as of December 31, 2018. This resulted because Atlantic Aviation did not establish appropriate authorities and responsibilities in alignment with the objectives of internal control over financial reporting for certain employees at our fixed based operation (FBO) locations and did not perform ongoing monitoring activities to evaluate whether control activities over the completeness and accuracy of fuel revenues were designed, implemented and operating effectively.

The Company did not identify misstatements in fuel revenue as a result of these control deficiencies in our consolidated financial statements as of and for the year ended December 31, 2018. However, the control deficiencies created a reasonable possibility that a material misstatement to the consolidated financial statements would not be prevented or detected on a timely basis. As a result, management concluded that the deficiencies represent a material weakness and accordingly our internal control over financial reporting was not effective as of December 31, 2018.

The effectiveness of the Company’s internal control over financial reporting as of December 31, 2018 has been audited by KPMG LLP, the Company’s independent registered public accounting firm, as stated in their report appearing on page 156, which expressed an adverse opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2018.

Remediation

Management is implementing measures to ensure that the control deficiencies contributing to the material weakness discussed above are remediated. The remediation measures at Atlantic Aviation include:

(i)	reinforcing the importance of the performance of the fuel gallon and pricing management review procedures and controls;
(ii)	developing and maintaining documentation to be utilized by FBO personnel in performing revenue procedures and controls;
(iii)	training control owners on revenue procedures and controls;
(iv)	re-enforcing accountability for compliance with internal control policies and procedure; and
(v)	enhancing the existing centralized revenue control monitoring function.

We believe that these actions will be sufficient to remediate the material weakness and strengthen our internal control over financial reporting. The weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this weakness will be completed prior to the year ending December 31, 2019.

Changes in Internal Control Over Financial Reporting

Other than the material weakness described above, there have been no changes in our internal control over financial reporting (as such term is defined in Exchange Act Rule 13a-15(f)) identified in connection with the evaluation described above during the fiscal quarter ended December 31, 2018 that materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

(c) Attestation Report of Registered Public Accounting Firm

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Macquarie Infrastructure Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Macquarie Infrastructure Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, because of the effect of the material weakness, described below, on the achievement of the objectives of the control criteria, the Company has not maintained effective internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control — Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2018 and 2017, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2018, and the related notes (collectively, the consolidated financial statements), and our report dated February 20, 2019 expressed an unqualified opinion on those consolidated financial statements.

A material weakness is a deficiency, or a combination of deficiencies, in internal control over financial reporting, such that there is a reasonable possibility that a material misstatement of the company’s annual or interim financial statements will not be prevented or detected on a timely basis. A material weakness impacting fuel revenue at the Atlantic Aviation business related to ineffective assignment of internal control over financial reporting authorities and responsibilities, ineffective process level control activities, and ineffective ongoing monitoring activities over those control activities has been identified and is included in management’s assessment. The material weakness was considered in determining the nature, timing, and extent of audit tests applied in our audit of the 2018 consolidated financial statements, and this report does not affect our report on those consolidated financial statements.

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
February 20, 2019

ITEM 9B. OTHER INFORMATION

Not Applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

The Company will furnish to the Securities and Exchange Commission a definitive proxy statement not later than 120 days after the end of the fiscal year ended December 31, 2018.

The information required by this Item 10 is included under the captions “Election of Directors”, “Governance Information” and “Section 16(A) Beneficial Ownership Reporting Compliance” in our proxy statement for our 2019 annual meeting of stockholders and is incorporated herein by reference.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information required by this Item 12 is included under the caption “Share Ownership of Directors, Executive Officers and Principal Stockholders” in our proxy statement for our 2019 annual meeting of stockholders and is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE

The information required by this Item 13 is included under the caption “Certain Relationships and Related Party Transactions” and “Governance Information” in our proxy statement for our 2019 annual meeting of stockholders and is incorporated herein by reference.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

The information required by this Item 14 is included under the caption “Ratification of Selection of Independent Auditor” in our proxy statement for our 2019 annual meeting of stockholders and is incorporated herein by reference.

PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

Financial Statements and Schedules

The consolidated financial statements in Part II, Item 8, and schedule listed in the accompanying exhibit index are filed as part of this report.

Exhibits

The exhibits listed on the accompanying exhibit index are filed as a part of this report.

ITEM 16. FORM 10-K SUMMARY

None.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Macquarie Infrastructure Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 20, 2019.

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

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Macquarie Infrastructure Corporation and in the capacities indicated on the 20th day of February 2019.

Signature	Title
/s/ Christopher Frost Christopher Frost	Chief Executive Officer and Director (Principal Executive Officer)
/s/ Liam Stewart Liam Stewart	Chief Financial Officer (Principal Financial Officer)
/s/ Robert Choi Robert Choi	Principal Accounting Officer
/s/ Martin Stanley Martin Stanley	Chairman of the Board of Directors
/s/ Norman H. Brown, Jr. Norman H. Brown, Jr.	Director
/s/ George W. Carmany III George W. Carmany III	Director
/s/ Amanda Brock Amanda Brock	Director
/s/ Ronald Kirk Ronald Kirk	Director
/s/ Maria J. Dreyfus Maria J. Dreyfus	Director
/s/ Henry E. Lentz Henry E. Lentz	Director
/s/ Ouma Sananikone Ouma Sananikone	Director

EXHIBIT INDEX

2.1	Purchase and Sale Agreement, dated as of July 27, 2018, by and among MIC Thermal Power Holdings, LLC and NHIP II Bayonne Holdings LLC (incorporated by reference to Exhibit 2.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2018).
3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 21, 2015).
3.2	Amended and Restated Bylaws of the Registrant, dated as of February 18, 2016 (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on February 23, 2016).
4.1	Senior Debt Securities Indenture, dated as of July 15, 2014, by and among Macquarie Infrastructure Company LLC and Wells Fargo Bank, National Association, as Trustee (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 18, 2014).
4.2	First Supplemental Indenture, dated as of July 15, 2014, by and among Macquarie Infrastructure Company LLC and Wells Fargo Bank, National Association, as Trustee (including the form of 2.875% Convertible Senior Notes due 2019) (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on July 18, 2014).
4.3	Second supplemental indenture, dated as of May 21, 2015, by and between Macquarie Infrastructure Corporation and Wells Fargo, National Association, as Trustee (incorporated by reference to Exhibit 4.3 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 21, 2015).
4.4	Third Supplemental Indenture, dated as of October 13, 2016, by and among Macquarie Infrastructure Corporation and Wells Fargo Bank, National Association, as Trustee (including the form of 2.00% Convertible Senior Note due 2023) (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2016).
10.1	Third Amended and Restated Management Services Agreement by and among the Registrant, MIC Ohana Corporation and Macquarie Infrastructure Management (USA) Inc. (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 21, 2015).
10.2	Limited Waiver, dated October 30, 2018, of Macquarie Infrastructure Management (USA) Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 31, 2018).
10.3	Amended and Restated Registration Rights Agreement between the Registrant and Macquarie Infrastructure Management (USA) Inc. (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 21, 2015).
10.4	Amended and Restated Credit Agreement, dated as of January 3, 2018, among Macquarie Infrastructure Corporation, as borrower, MIC Ohana Corporation, as guarantor, J.P. Morgan Chase Bank, N.A., as administrative agent and the lenders party thereto (incorporated by reference to Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017)
10.5*	Macquarie Infrastructure Company LLC 2014 Independent Directors Equity Plan (incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed on April 4, 2014).
10.6*	Macquarie Infrastructure Corporation 2016 Omnibus Employee Incentive Plan (incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed on April 1, 2016).
10.7	Credit Agreement, dated as of May 21, 2015, among ITT Holdings LLC, IMTT-Quebec Inc. and IMTT-NTL Ltd., SunTrust Bank as administrative agent and the lenders party thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.8**	Second Amendment to Credit Agreement, dated as of December 5, 2018, among ITT Holdings LLC, IMTT-Quebec Inc. and IMTT-NTL, Ltd. as Canadian borrowers, the guarantors party thereto, SunTrust Bank, as administrative agent and the lenders party thereto, to the Credit Agreement dated as of May 21, 2015, as amended.
10.9	Note Purchase Agreement, dated May 8, 2015, among ITT Holdings LLC and the purchasers named therein, with respect to the issuance of 3.92% Guaranteed Senior Notes, Series A, due 2025 and 4.02% Guaranteed Senior Notes, Series B, due 2027 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).
10.10	Amended and Restated Loan Agreement, dated as of May 1, 2015, among Louisiana Public Facilities Authority and IMTT-Finco, LLC and Wells Fargo Bank, National Association, as trustee. (Series 2010A) (incorporated by reference to Exhibit 10.7 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).
10.11	Amended and Restated Loan Agreement, dated as of May 1, 2015, among Louisiana Public Facilities Authority and IMTT-Finco, LLC and Wells Fargo Bank, National Association, as trustee. (Series 2010) (incorporated by reference to Exhibit 10.8 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).
10.12	Amended and Restated Loan Agreement, dated as of May 1, 2015, among Louisiana Public Facilities Authority and IMTT-Finco, LLC and Wells Fargo Bank, National Association, as trustee. (Series 2010B) (incorporated by reference to Exhibit 10.9 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).
10.13	Amended and Restated Loan Agreement, dated as of May 1, 2015, among Louisiana Public Facilities Authority and International-Matex Tank Terminals and Wells Fargo Bank, National Association, as trustee. (Series 2007) (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).
10.14	Amended and Restated Lease Agreement, dated as of May 1, 2015, among The Industrial Development Board of the Parish of Ascension, Louisiana, Inc. and IMTT-Geismar and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).
10.15	Loan Agreement, dated as of May 1, 2015, among New Jersey Economic Development Authority and Bayonne Industries, Inc., IMTT-Bayonne and IMTT-BC and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).
10.16†	Credit Agreement, dated as of October 8, 2010, as amended, among Idaho Wind Partners 1, LLC and The Bank of Tokyo-Mitsubishi UFJ, LTD., as administrative agent, ING Capital LLC, as DSR Letter of Credit issuing bank, Norddeutsche Landesbank Girozentrale, as joint lead arranger, Union Bank, N.A., as collateral agent, and the lender parties thereto (incorporated by reference to Exhibit 10.25 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015).
10.17**	Credit Agreement, dated as of December 6, 2018, among Atlantic Aviation FBO Inc., Atlantic Aviation FBO Holdings LLC, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent and the lenders party thereto.
10.18†	Note Purchase Agreement, dated as of August 8, 2012, among The Gas Company, LLC and the purchasers named therein, with respect to the issuance of 4.22% Senior Secured Notes due 2022 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012 (the “September 2012 Quarterly Report”)).
10.19†	Credit Agreement, dated as of February 10, 2016, among HGC Holdings LLC, Wells Fargo Bank N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

10.20†	Credit Agreement, dated as of February 10, 2016, among The Gas Company LLC, Wells Fargo Bank N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).
10.21†	Amendment No. 1, dated as of February 21, 2017, to the Amended and Restated Credit Agreement, dated as of February 10, 2016, among HGC Holdings LLC, Wells Fargo Bank N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).
10.22†	Amendment No. 1, dated as of February 21, 2017, to the Amended and Restated Credit Agreement, dated as of February 10, 2016, among The Gas Company LLC, Wells Fargo Bank N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).
10.23†	Amendment No. 2, dated as of February 12, 2018, to the Amended and Restated Credit Agreement, dated as of February 10, 2016, among HGC Holdings LLC, Wells Fargo Bank N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017).
10.24†	Amendment No. 2, dated as of February 12, 2018, to the Amended and Restated Credit Agreement, dated as of February 10, 2016, among The Gas Company LLC, Wells Fargo Bank N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.25 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017).
21.1**	Subsidiaries of the Registrant
23.1**	Consent of KPMG LLP
24.1	Powers of Attorney (included in signature pages)
31.1**	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2**	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1***	Section 1350 Certification of Chief Executive Officer
32.2***	Section 1350 Certification of Chief Financial Officer
101.0**	The following materials from the Annual Report on Form 10-K of Macquarie Infrastructure Corporation for the year ended December 31, 2018, filed on February 20, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Balance Sheets as of December 31, 2018 and December 31, 2017, (ii) the Consolidated Statements of Operations for the years ended December 31, 2018, 2017 and 2016, (iii) the Consolidated Statements of Comprehensive Income for the years ended December 31, 2018, 2017 and 2016, (iv) the Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2018, 2017 and 2016, (v) the Consolidated Statements of Cash Flows for the years ended December 31, 2018, 2017 and 2016 and (vi) the Notes to Consolidated Financial Statements.

*	Management contract, compensatory plan or arrangement.
**	Filed herewith.
***	A signed original of this written statement required by Section 906 has been provided to Macquarie Infrastructure Corporation and will be retained by Macquarie Infrastructure Corporation and furnished to the Securities and Exchange Commission or its staff upon request.
†	The Registrant does not deem this agreement material pursuant to Regulation S-K Item 601(b)(10).