Form 10-Q
period 2019-03-31
Macquarie Infrastructure Corp
filed 2019-05-01
CIK 1289790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2019

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

(212) 231-1000

(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year if Changed Since Last Report): N/A

Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol	Name of Each Exchange on Which Registered
Common Stock, par value $0.001 per share	MIC	New York Stock Exchange

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

There were 86,044,799 shares of common stock, with $0.001 par value, outstanding at April 30, 2019.

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

Cautionary Note Regarding Forward-Looking Statements

In addition to historical information, this quarterly report on Form 10-Q (Quarterly Report) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements may appear throughout this Quarterly Report, including without limitation, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section. We use words such as “believe”, “intend”, “expect”, “anticipate”, “plan”, “may”, “will”, “should”, “estimate”, “potential”, “project” and similar expressions to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the risks identified in our Annual Report on the Form 10-K for the year ended December 31, 2018, and in other reports we file from time to time with the Securities and Exchange Commission (SEC).

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

MIC is externally managed by Macquarie Infrastructure Management (USA) Inc. (our Manager), pursuant to the terms of a Management Services Agreement, that is subject to the oversight and supervision of our Board. The majority of the members of our Board, and each member of all Board committees, is independent and has no affiliation with Macquarie. Our Manager is a member of the Macquarie Group of companies comprising Macquarie Group Limited and its subsidiaries and affiliates worldwide. Macquarie Group Limited is headquartered in Australia and is listed on the Australian Securities Exchange.

We currently own and operate a portfolio of infrastructure and infrastructure-like businesses that provide services to other corporate, government agencies and individual customers primarily in the U.S. Our businesses are organized into four segments:

•	International-Matex Tank Terminals (IMTT): a business providing bulk liquid terminalling to third parties at 17 terminals in the U.S. and two in Canada;
•	Atlantic Aviation: a provider of fuel, terminal, aircraft hangaring and other services primarily to owners and operators of general aviation (GA) jet aircraft at 70 airports throughout the U.S.;
•	MIC Hawaii: comprising an energy company that processes and distributes gas and provides related services (Hawaii Gas) and several smaller businesses collectively engaged in efforts to reduce the cost and improve the reliability and sustainability of energy in Hawaii; and
•	Corporate and Other: comprised of MIC Corporate (holding company), a shared services center and other smaller businesses.

Effective October 1, 2018, the Bayonne Energy Center (BEC) and substantially all of our portfolio of solar and wind power generation businesses were classified as discontinued operations and our Contracted Power segment was eliminated. Effective January 1, 2019, our interest in our renewable power development business was also classified as discontinued operations. A remaining relationship with a third party developer of renewable power facilities has been reported as a component of Corporate and Other and is expected to conclude during 2019 pursuant to the agreement. All prior comparable periods have been restated to reflect this change. We did not restate the prior period related to the commencement of the sale process involving our majority interest in a renewable power development business as the disposition is insignificant. See “Recent Developments” below for further information.

Our businesses generally operate in sectors with barriers to entry including high initial development and construction costs, contracted revenues or the requirement to obtain government approvals and a lack of immediate cost-effective alternatives to the services provided. Collectively, they tend to generate sustainable, stable and growing cash flows over the long-term.

Overview

Use of Non-GAAP measures

In addition to our results under U.S. GAAP, we use certain non-GAAP measures to assess the performance and prospects of our businesses. In particular, we use EBITDA excluding non-cash items and Free Cash Flow.

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

See “Results of Operations — Consolidated — Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items and Free Cash Flow” for further information on our calculation of EBITDA excluding non-cash items and Free Cash Flow and for reconciliations of these non-GAAP measures to the most comparable GAAP measures.

At IMTT, we focus on providing bulk liquid storage, handling and other services pursuant to “take-or-pay” contracts with a revenue weighted average remaining contract life of 2.0 years to customers who place a premium on ease of access and operational flexibility.

At Atlantic Aviation, our focus is on the sale of fuel and other services to owners and pilots of GA aircraft through our fixed based operations (FBOs) resulting in a gross margin that is positively correlated with the number of GA flight movements (take-offs and landings) in the U.S. and the business’ ability to service a portion of the aircraft involved in those operations.

MIC Hawaii comprises Hawaii Gas and several smaller businesses that generate revenue primarily from the provision of gas services to commercial, residential and governmental customers and the generation of power while engaging in efforts to reduce the cost and improve the reliability and sustainability of energy in Hawaii.

Dividends

Since January 1, 2018, MIC has paid or declared the following dividends:

Declared	Period Covered	$ per Share	Record Date	Payable Date
April 29, 2019	First quarter 2019	$1.00	May 13, 2019	May 16, 2019
February 14, 2019	Fourth quarter 2018	1.00	March 4, 2019	March 7, 2019
October 30, 2018	Third quarter 2018	1.00	November 12, 2018	November 15, 2018
July 31, 2018	Second quarter 2018	1.00	August 13, 2018	August 16, 2018
May 1, 2018	First quarter 2018	1.00	May 14, 2018	May 17, 2018
February 19, 2018	Fourth quarter 2017	1.44	March 5, 2018	March 8, 2018

We intend to provide investors with the benefits of access to a portfolio of infrastructure and infrastructure-like businesses that we believe will generate growing amounts of cash flow over time as a result of their positive correlation with inflation and provision of basic services to customers. Consistent with this, we intend to distribute the majority of the cash generated from operations of our businesses as a quarterly cash dividend. Our Board has authorized a quarterly cash dividend of $1.00 per share for the quarter ended March 31, 2019.

Our Board regularly reviews our dividend policy and the proportion of our Free Cash Flow that the distribution represents (payout ratio). In determining whether to adjust the amount of our quarterly dividend, our Board will take into account such matters as the state of the capital markets and general business and economic conditions, the Company’s financial condition, results of operations, indebtedness levels, capital requirements, capital opportunities and any contractual, legal and regulatory restrictions on the payment of dividends by the Company to its shareholders or by its subsidiaries to the Company, and any other factors that it deems relevant, subject to maintaining a prudent level of reserves and without creating undue volatility in the amount of such dividends where possible. Moreover, the Company’s senior secured credit facility and the debt commitments at our businesses contain restrictions that may limit the Company’s ability to pay dividends. Although historically we have declared cash dividends on our shares, any or all of these or other factors could result in the modification of our dividend policy, or the reduction, modification or elimination of our dividend in the future.

Recent Developments

Business Divestitures

During the fourth quarter of 2018, the Company commenced a sale process involving its portfolios of solar and wind facilities within the former Contracted Power segment. In April 2019, the Company entered into agreements for the sale of these portfolios. Aggregate gross proceeds to the Company from the sales are expected to be approximately $215 million or approximately $160 million net of taxes and transaction related expenses. In addition, upon closing, MIC will deconsolidate $302 million of long-term debt. Under the agreements, the Company will sell its 203 megawatts (MW) (gross) portfolio of wind generation assets to DIF Infrastructure V, a fund managed by Dutch Infrastructure Fund, a global infrastructure fund management company, and its 142 MW portfolio of solar power generation assets to Goldman Sachs Renewable Power LLC. Closing of the transactions is subject to receipt of customary consents for transactions of this type. The sale of the individual businesses comprising the portfolios are expected to close in two or possibly three stages over the balance of 2019.

Discontinued Operations — Presentation

Effective October 1, 2018, BEC and substantially all of our portfolio of solar and wind power generation businesses were classified as discontinued operations and our Contracted Power segment was eliminated. Effective January 1, 2019, our interest in our renewable power development business was also classified as discontinued operations. A remaining relationship with a third party developer of renewable power facilities has been reported as a component of Corporate and Other and is expected to conclude during 2019 pursuant to the agreement. All prior comparable periods have been restated to reflect this change. We did not restate the prior period related to the commencement of the sale process involving our majority interest in a renewable power development business as the disposition is insignificant. For additional information, see Note 3, “Discontinued Operations and Dispositions”, in our Notes to Consolidated Condensed Financial Statements in Part I of this Form 10-Q.

Results of Operations

Consolidated

Our consolidated results for the quarter ended March 31, 2019 compared with the quarter ended March 31, 2018 reflect: (i) proceeds received related to the termination of an agreement with the owner of a refinery at IMTT’s terminal in St. Rose, LA (the refinery termination payment); (ii) increases in the volume of fuel sold, hangar rentals and ancillary fees at Atlantic Aviation; (iii) the positive impact of the rate case and lower propane costs at Hawaii Gas and the divestment of a design-build mechanical contractor business at MIC Hawaii; and (iv) fee income from a third party developer of renewable power projects in Corporate and Other. These increases are partially offset by the expected lower storage utilization levels and storage rates at IMTT and overall higher professional fees.

Contributions from discontinued operations decreased primarily due to the impact of change in tax rates from the Tax Cuts and Jobs Act during the quarter ended March 31, 2018 and sale of BEC in October 2018.

Results of Operations: Consolidated – (continued)

Our consolidated results of operations are as follows:

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2019	2018	$	%
	($ In Millions, Except Share and Per Share Data) (Unaudited)
Revenue
Service revenue	$418	$403	15	4
Product revenue	64	64	—	—
Total revenue	482	467	15	3
Costs and expenses
Cost of services	168	187	19	10
Cost of product sales	40	48	8	17
Selling, general and administrative	80	80	—	—
Fees to Manager-related party	8	13	5	38
Depreciation	48	47	(1)	(2)
Amortization of intangibles	15	16	1	6
Total operating expenses	359	391	32	8
Operating income	123	76	47	62
Other income (expense)
Interest income	3	—	3	NM
Interest expense(1)	(42)	(18)	(24)	(133)
Other income, net	4	—	4	NM
Net income from continuing operations before income taxes	88	58	30	52
Provision for income taxes	(24)	(18)	(6)	(33)
Net income from continuing operations	$64	$40	24	60
Discontinued Operations
Net income from discontinued operations before income taxes	$3	$6	(3)	(50)
Benefit for income taxes	2	1	1	100
Net income from discontinued operations	$5	$7	(2)	(29)
Net income	$69	$47	22	47
Net income from continuing operations	$64	$40	24	60
Net income from continuing operations attributable to MIC	$64	$40	24	60
Net income from discontinued operations	$5	$7	(2)	(29)
Less: net loss attributable to noncontrolling interests	(1)	(30)	(29)	(97)
Net income from discontinued operations attributable to MIC	$6	$37	(31)	(84)
Net income attributable to MIC	$70	$77	(7)	(9)
Basic income per share from continuing operations attributable to MIC	$0.75	$0.47	0.28	60
Basic income per share from discontinued operations attributable to MIC	0.07	0.44	(0.37)	(84)
Basic income per share attributable to MIC	$0.82	$0.91	(0.09)	(10)
Weighted average number of shares outstanding: basic	85,872,132	84,821,453	1,050,679	1

NM — Not meaningful

(1)	Interest expense includes losses on derivative instruments of $4 million and gains on derivative instruments of $10 million for the quarters ended March 31, 2019 and 2018, respectively.

Results of Operations: Consolidated – (continued)

Revenue

Consolidated revenues increased for the quarter ended March 31, 2019 compared with the quarter ended March 31, 2018 primarily as a result of, (i) proceeds received from the refinery termination payment at IMTT; and (ii) increases in the volume of fuel sold, hangar rentals and ancillary fees at Atlantic Aviation; partially offset by (iii) the divestment of a design-build mechanical contractor business at MIC Hawaii; and (iv) the absence of revenue as a result of the sale of IMTT’s subsidiary OMI Environmental Solutions (OMI) and the expected lower storage utilization and storage rates at IMTT.

Cost of Services and Product Sales

Consolidated cost of services and product sales decreased for the quarter ended March 31, 2019 compared with the quarter ended March 31, 2018 primarily as a result of, (i) the absence of costs related to the divested design-build mechanical contractor business; (ii) the favorable change in unrealized gains (losses) on commodity hedges at Hawaii Gas; and (iii) lower propane costs at Hawaii Gas. See “Results of Operations — MIC Hawaii” below).

Selling, General and Administrative Expenses

Selling, general and administrative expenses were flat for the quarter ended March 31, 2019 compared with the quarter ended March 31, 2018 reflecting the absence of expenses related to businesses that were sold during 2018, partially offset by higher professional fees, including costs incurred in connection with addressing shareholder and other legal matters.

Fees to Manager

Our Manager is entitled to a monthly base management fee based on our market capitalization and potentially a quarterly performance fee based on total stockholder returns relative to a U.S. utilities index. For the quarters ended March 31, 2019 and 2018, we incurred base management fees of $8 million and $13 million, respectively. Base management fees decreased for the quarter ended March 31, 2019 compared with the quarter ended March 31, 2018 primarily due to the Manager’s waiver of two portions of the base management fee to which it is entitled and a reduction in the market capitalization of our Company. In the first quarter of 2019, base management fees were calculated on the equity market capitalization of our Company less cash on hand at the holding company. No performance fees were incurred in either of the current or prior comparable period. The unpaid portion of base management fees and performance fees, if any, at the end of each reporting period is included in the line item Due to Manager-related party in our consolidated condensed balance sheets.

In all of the periods shown below, our Manager elected to reinvest any fees to which it was entitled in additional shares. In accordance with the Third Amended and Restated Management Services Agreement, our Manager has currently elected to reinvest future base management fees and performance fees, if any, in new primary shares.

Period	Base Management Fee Amount ($ in millions)	Performance Fee Amount ($ in millions)	Shares Issued
2019 Activities:
First quarter 2019	$8	$—	184,448	(1)
2018 Activities:
Fourth quarter 2018	$9	$—	220,208
Third quarter 2018	12	—	269,286
Second quarter 2018	11	—	277,053
First quarter 2018	13	—	265,002

(1)	Our Manager elected to reinvest all of the monthly base management fees for the first quarter of 2019 in shares. We issued 184,448 shares for the quarter ended March 31, 2019, including 62,467 shares that were issued in April 2019 for the March 2019 monthly base management fee.

Results of Operations: Consolidated – (continued)

Depreciation

Depreciation expense increased for the quarter ended March 31, 2019 compared with the quarter ended March 31, 2018 primarily as a result of assets placed in service.

Amortization of Intangibles

Amortization of intangibles decreased for the quarter ended March 31, 2019 compared with the quarter ended March 31, 2018 primarily due to sales of certain non-core businesses in 2018.

Interest Expense and Gains (Losses) on Derivative Instruments

Interest expense includes losses on derivative instruments of $4 million and gains on derivative instruments of $10 million for the quarters ended March 31, 2019 and 2018, respectively. Gains (losses) on derivatives recorded in interest expense are attributable to the change in fair value of interest rate hedging instruments. Excluding the derivative adjustments, cash interest expense was $28 million and $23 million for the quarters ended March 31, 2019 and 2018, respectively. The increase in cash interest expense reflects primarily an increase in the weighted average interest rate. See discussions of interest expense for each of our operating businesses below.

Other Income, net

Other income, net, increased primarily due to fee income from a third party developer of renewable power facilities during the quarter ended March 31, 2019.

Income Taxes

We file a consolidated federal income tax return that includes the financial results of IMTT, Atlantic Aviation, MIC Hawaii and our allocable share of the taxable income (loss) from the solar and wind facilities in discontinued operations. The solar and wind facilities in which we own less than 100% of the equity are held in limited liability companies and treated as partnerships for tax purposes. Pursuant to a tax sharing agreement, the businesses included in our consolidated federal income tax return pay MIC an amount equal to the federal income tax each would have paid on a standalone basis as if they were not part of the consolidated federal income tax return. In addition, our businesses file income tax returns and may pay taxes in the state and local jurisdictions in which they operate.

We expect our current year federal taxable income from continuing operations for the year ending December 31, 2019 to be approximately $145 million and current year state income taxes to be approximately $16 million including tax benefits associated with planned capital deployments of $275 million to $300 million. Our federal NOL carryforward at December 31, 2018 was $152 million. In calculating our consolidated state income tax provision, we have provided a valuation allowance for certain state income tax NOLs, the use of which is uncertain. These estimates exclude the impact of gains from announced sales of assets expected to concluded in 2019. Such gains, or deployment of less than the planned amounts of growth capital, would increase our federal and state income taxes payable.

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items and Free Cash Flow

In addition to our results under U.S. GAAP, we use certain non-GAAP measures to assess the performance and prospects of our businesses. In particular, we use EBITDA excluding non-cash items and Free Cash Flow.

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

We use Free Cash Flow as a measure of our ability to sustain and potentially increase our quarterly cash dividend and funding a portion of our growth. GAAP metrics such as net income (loss) do not provide us with the same level of visibility into our performance and prospects as a result of: (i) the capital intensive nature of our businesses and the generation of non-cash depreciation and amortization; (ii) shares issued to our external Manager under the Management Services Agreement; (iii) our ability to defer all or a portion of current federal income taxes; (iv) non-cash unrealized gains or losses on derivative instruments; (v) gains (losses) on disposal of assets; and (vi) pension expenses. Pension expenses primarily consist of interest cost, expected return on plan assets and amortization of actuarial and performance gains and losses. Any cash contributions to pension plans are reflected as a reduction to Free Cash Flow and are not included in pension expense. We believe that external consumers of our financial statements, including investors and research analysts, use Free Cash Flow both to assess MIC’s performance and as an indicator of its success in generating an attractive risk-adjusted total return.

In this Quarterly Report on Form 10-Q, we have disclosed Free Cash Flow on a consolidated basis and for each of our operating segments and MIC Corporate and Other. We believe that both EBITDA excluding non-cash items and Free Cash Flow support a more complete and accurate understanding of the financial and operating performance of our businesses than would otherwise be achieved using GAAP results alone.

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

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2019	2018	$	%
	($ In Millions) (Unaudited)
Net income from continuing operations	$64	$40
Interest expense, net(1)	39	18
Provision for income taxes	24	18
Depreciation	48	47
Amortization of intangibles	15	16
Fees to Manager-related party	8	13
Other non-cash expense, net(2)	4	9
EBITDA excluding non-cash items-continuing operations	$202	$161	41	25
EBITDA excluding non-cash items-continuing operations	$202	$161
Interest expense, net(1)	(39)	(18)
Adjustments to derivative instruments recorded in interest expense(1)	7	(9)
Amortization of debt financing costs(1)	3	3
Amortization of debt discount(1)	1	1
Provision for current income taxes	(7)	(4)
Changes in working capital	(16)	(4)
Cash provided by operating activities-continuing operations	151	130
Changes in working capital	16	4
Maintenance capital expenditures	(10)	(10)
Free cash flow-continuing operations	157	124	33	27
Free cash flow-discontinued operations	7	13	(6)	(46)
Total Free Cash Flow	$164	$137	27	20

(1)	Interest expense, net, includes adjustments to derivative instruments, non-cash amortization of deferred financing fees and non-cash amortization of debt discount related to the 2.00% Convertible Senior Notes due October 2023.
(2)	Other non-cash expense, net, primarily includes pension expense of $2 million for the quarters ended March 31, 2019 and 2018, unrealized gains (losses) on commodity hedges and non-cash gains (losses) related to the disposal of assets. Pension expense primarily consists of interest cost, expected return on plan assets and amortization of actuarial and performance gains and losses. See “Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items and Free Cash Flow” above for further discussion.

Results of Operations: IMTT

The financial performance of IMTT is in large part a function of the amount of bulk liquid storage capacity under contract and the storage rates achieved on those contracts. The portion of IMTT’s storage capacity under contract (utilization) averaged 82.5% for the quarter ended March 31, 2019 compared with 88.1% in the quarter ended March 31, 2018 and 82.0% in the quarter ended December 31, 2018. The increase in utilization from the quarter ended December 31, 2018 reflects the successful repurposing of 1.3 million barrels during 2018 and increased seasonal demand in Bayonne. These are partially offset by the anticipated and previously disclosed impact of the non-renewal of certain contracts for the storage of primarily heavy and residual oil on the Lower Mississippi River and those contracts for storage associated with a refinery on the IMTT terminal at St. Rose and has been idled. IMTT expects utilization to average in the mid-80% level during 2019, subject to market conditions.

Based upon available information and industry expectations, IMTT expects the impact of lower storage rates to be partially offset by an increase in utilization related to growing demand for storage of a range of products and related services coinciding with the implementation of the International Maritime Organization’s IMO Marpol Annex VI (IMO 2020) regulations limiting the sulphur content of marine fuel on January 1, 2020. As with most significant regulatory changes effecting an industry, there are a number of aspects of the implementation of IMO 2020 that cannot be determined with certainty at this time, including the expected impact on the demand for storage and utiliztion at IMTT.

IMTT’s financial results for the first quarter of 2019 also reflect $39 million of proceeds received from the refinery termination payment. Storage rates for gasoline and distillate contracts in Bayonne, NJ and heavy and residual fuel contracts on the Lower Mississippi River were lower in the first quarter of 2019 than in the prior comparable period. IMTT expects lower storage rates to continue to impact its financial results through 2019 to the point at which utilization levels increase and subsequently market pricing increases in line with tightening storage supply.

IMTT is currently both involved in and evaluating a number of initiatives related to repurposing existing storage capacity and repositioning the overall business:

Repurposing

In early 2018, IMTT announced that it could repurpose up to 3.0 million barrels of capacity on the Lower Mississippi River from heavy and residual oil storage to storage of clean petroleum, chemical and agricultural oils or in support of repositioning projects involving fundamental users of heavy and residual oil storage. IMTT currently expects to repurpose approximately 1.0 million barrels of capacity in 2019, subject to identification of a corresponding amount of customer demand, in addition to the approximately 1.3 million barrels of storage capacity that it successfully repurposed in 2018.

Repositioning

Repositioning includes projects intended to leverage IMTT’s existing terminal locations through increases in capacity, capability and connectivity designed to meet customer demand and/or further diversify the mix of products handled. During the quarter ended March 31, 2019, IMTT announced approximately $75 million of projects involving the construction of additional capacity and related infrastructure supporting vegetable oil and specialty petroleum products.

During the quarter ended March 31, 2019, IMTT entered into an agreement with Methanex pursuant to which it will accelerate the construction of 157,000 barrels of new methanol storage at IMTT’s terminal in Geismar, LA in support of two existing methanol manufacturing plants. IMTT had previously announced that it would construct up to 714,000 barrels of new methanol storage subject to Methanex proceeding with the construction of a new, third methanol production plant in Geismar. A decision by Methanex on the development of a third plant is not expected until at least the middle of 2019. The project is subject to customary pre-construction permitting and approvals and is not expected to generate any contribution to EBITDA in 2019.

Results of Operations: IMTT – (continued)

The successful implementation of the repurposing and repositioning initiatives is, over time, expected to, (i) improve utilization and rates, (ii) increase exposure to products with what we believe are better growth prospects, (iii) generate a larger proportion of IMTT’s revenue from longer-dated contracts and, (iv) reduce exposure to heavy and residual oil storage demand.

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2019	2018
	$	$	$	%
	($ In Millions) (Unaudited)
Revenue	161	139	22	16
Cost of services	50	54	4	7
Selling, general and administrative expenses	8	9	1	11
Depreciation and amortization	33	33	—	—
Operating income	70	43	27	63
Interest expense, net(1)	(13)	(8)	(5)	(63)
Provision for income taxes	(16)	(10)	(6)	(60)
Net income	41	25	16	64
Reconciliation of net income to EBITDA excluding non-cash items and a reconciliation of cash provided by operating activities to Free Cash Flow:
Net income	41	25
Interest expense, net(1)	13	8
Provision for income taxes	16	10
Depreciation and amortization	33	33
Other non-cash expenses, net(2)	1	2
EBITDA excluding non-cash items	104	78	26	33
EBITDA excluding non-cash items	104	78
Interest expense, net(1)	(13)	(8)
Adjustments to derivative instruments recorded in interest expense(1)	2	(4)
Amortization of debt financing costs(1)	1	—
Provision for current income taxes	(11)	(4)
Changes in working capital	8	5
Cash provided by operating activities	91	67
Changes in working capital	(8)	(5)
Maintenance capital expenditures	(6)	(7)
Free cash flow	77	55	22	40

(1)	Interest expense, net, includes adjustments to derivative instruments and non-cash amortization of deferred financing fees.
(2)	Other non-cash expenses, net, primarily includes pension expense of $2 million for the quarters ended March 31, 2019 and 2018. Pension expense primarily consists of interest cost, expected return on plan assets and amortization of actuarial and performance gains and losses. See “Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items and Free Cash Flow” above for further discussion.

Results of Operations: IMTT – (continued)

Revenue

IMTT generates the majority of its revenue from contracts comprising a fixed monthly charge for access to or use of a specified amount of capacity, infrastructure or land. The monthly charge typically increases annually with inflation. We refer to revenue generated from such contracts or fixed charges as firm commitments. At March 31, 2019, firm commitments had a revenue weighted average remaining contract life of 2.0 years, although some customers, particularly those storing certain petroleum products, are renewing and initiating contracts for shorter durations. Certain contracts for chemical and vegetable oil products are renewing and initiating for longer durations. Revenue from firm commitments, excluding proceeds received related to the refinery termination payment, comprised 80.3% of total revenue for the quarter ended March 31, 2019.

For the quarter ended March 31, 2019, total revenue increased compared with the quarter ended March 31, 2018 primarily due to the receipt of $39 million in proceeds related to the refinery termination payment. This increase was partially offset by the absence of revenue as a result of the sale of IMTT’s subsidiary OMI in April 2018, a decline in utilization and lower average storage rates on new and renewing contracts.

Cost of Services and Selling, General and Administrative Expenses

Cost of services and selling, general and administrative expenses combined decreased for the quarter ended March 31, 2019 compared with the quarter ended March 31, 2018 primarily due to the absence of costs related to OMI, partially offset by an increase in property taxes assessed on the terminal at St. Rose LA, increased repair and maintenance costs and higher labor costs.

Interest Expense, Net

Interest expense includes losses on derivative instruments of $2 million and gains on derivative instruments of $4 million for the quarters ended March 31, 2019 and 2018, respectively. Excluding the derivative adjustments, cash interest expense decreased for the quarter ended March 31, 2019 compared with the quarter ended March 31, 2018 primarily due to lower debt balances and a lower weighted average interest rate. Cash interest expense was $10 million for the quarter ended March 31, 2019 compared with $12 million for the quarter ended March 31, 2018.

Income Taxes

The taxable income generated by IMTT is reported on our consolidated federal income tax return. The business files standalone state and provincial income tax returns in the jurisdictions in which it operates. For the year ending December 31, 2019, the business expects to pay state and provincial taxes of approximately $7 million. The Provision for current income taxes of $11 million for the quarter ended March 31, 2019 in the above table includes $6 million of federal income tax expense and $5 million of state income tax expense.

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

Results of Operations: IMTT – (continued)

Maintenance Capital Expenditures

For the quarter ended March 31, 2019, IMTT incurred maintenance capital expenditures of $6 million and $7 million on an accrual basis and cash basis, respectively, compared with $7 million and $6 million on an accrual basis and cash basis, respectively, for the quarter ended March 31, 2018. IMTT expects to incur between $40 million and $50 million of maintenance capital expenditures in 2019. The increase in maintenance capital expenditures in 2019 is the result of an estimated $12 million expenditure on the first phase of the rehabilitation of a pier in Bayonne. The total cost of the pier is expected to be approximately $30 million and is anticipated to be completed within three years.

Results of Operations: Atlantic Aviation

The fundamental driver of the performance of Atlantic Aviation is the number of GA flight movements in a given period. Based on data reported by the FAA, industry-wide domestic GA flight movements increased by 0.2% for the quarter ended March 31, 2019 compared with the quarter ended March 31, 2018. The number of GA flight movements tends to be correlated with general economic activity over the long-term. Factors that could impact GA flight movements either positively or negatively in the short-term include traffic constraints due to repairs and maintenance of runways, weather conditions or events, the timing of public and religious holidays and events, including major sporting events.

According to the FAA data, the total number of GA flight movements at airports where Atlantic Aviation operates increased by 0.4% during the quarter ended March 31, 2019 compared with the quarter ended March 31, 2018. Activity at Atlantic Aviation’s FBOs for the quarter ended March 31, 2019 was consistent with the business’ belief that growth in GA flight movements will continue to be positively correlated with growth in economic activity and GDP.

Results of Operations: Atlantic Aviation – (continued)

Atlantic Aviation seeks to extend FBO leases prior to their maturity in order to maintain visibility into the cash generating capacity of these assets over the long-term. Atlantic Aviation calculates a weighted average remaining lease life based on EBITDA excluding non-cash items in the prior calendar year adjusted for the impact of acquisitions/dispositions. The weighted average remaining lease life was 19.7 years at March 31, 2019 compared with 20.1 years at March 31, 2018.

	Quarter Ended March 31,Change Favorable/(Unfavorable)
	2019	2018
	$	$	$	%
	($ In Millions) (Unaudited)
Revenue	258	247	11	4
Cost of services (exclusive of depreciation and amortization shown separately below)	118	117	(1)	(1)
Gross margin	140	130	10	8
Selling, general and administrative expenses	61	60	(1)	(2)
Depreciation and amortization	26	25	(1)	(4)
Operating income	53	45	8	18
Interest expense, net(1)	(19)	—	(19)	NM
Provision for income taxes	(9)	(12)	3	25
Net income	25	33	(8)	(24)
Reconciliation of net income to EBITDA excluding non-cash items and a reconciliation of cash provided by operating activities to Free Cash Flow:
Net income	25	33
Interest expense, net(1)	19	—
Provision for income taxes	9	12
Depreciation and amortization	26	25
EBITDA excluding non-cash items	79	70	9	13
EBITDA excluding non-cash items	79	70
Interest expense, net(1)	(19)	—
Convertible senior notes interest(2)	—	(2)
Adjustments to derivative instruments recorded in interest expense(1)	4	(4)
Amortization of debt financing costs(1)	1	1
Provision for current income taxes	(7)	(7)
Changes in working capital	(4)	6
Cash provided by operating activities	54	64
Changes in working capital	4	(6)
Maintenance capital expenditures	(2)	(1)
Free cash flow	56	57	(1)	(2)

NM — Not meaningful

(1)	Interest expense, net, includes adjustments to derivative instruments and non-cash amortization of deferred financing fees.
(2)	Represents the cash interest expense reclassified to Atlantic Aviation related to the 2.00% Convertible Senior Notes due October 2023 through December 6, 2018, the date of Atlantic Aviation’s refinancing. The proceeds from this note issuance in October 2016 were used principally to reduce the drawn balance on Atlantic Aviation’s revolving credit facility. Cash interest expense on this note issuance is included in Corporate and Other subsequent to December 6, 2018.

Results of Operations: Atlantic Aviation – (continued)

Atlantic Aviation generates the majority of its revenue from sales of jet fuel. Increases and decreases in the cost of jet fuel are generally passed through to consumers. Accordingly, revenue will fluctuate based on the cost of jet fuel to Atlantic Aviation and reported revenue may not reflect the business’ ability to effectively manage volume and gross margin. For example, an increase in revenue may be attributable to an increase in the cost of the jet fuel and not an increase in the volume sold to the customer or margin per gallon earned by the business. Conversely, a decline in revenue may be attributable to a decrease in the cost of jet fuel and not a reduction in the volume sold to the customer or margin per gallon earned by the business.

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

Revenue and gross margin are driven, in part, by the volume of fuel sold and the dollar-based margin/fee per gallon on those sales. Revenue increased for the quarter ended March 31, 2019 compared with the quarter ended March 31, 2018 as a result of increases in the volume of fuel sold, hangar rentals and ancillary fees, partially offset by a decline in the wholesale cost of fuel. The decrease in the wholesale cost of fuel was offset by a corresponding decrease in cost of services, contributing to an increase in gross margin for the quarter ended March 31, 2019 compared with the quarter ended March 31, 2018. The result for the quarter ended March 31, 2019 does not include any material contribution from acquisitions as compared to the quarter ended March 31, 2018.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the quarter ended March 31, 2019 compared with the quarter ended March 31, 2018 primarily as a result of higher professional fees and rent.

Depreciation and Amortization

Depreciation and amortization expense increased for the quarter ended March 31, 2019 compared with the quarter ended March 31, 2018 primarily as a result of assets placed in service.

Operating Income

Operating income increased for the quarter ended March 31, 2019 compared with the quarter ended March 31, 2018 due to the increase in gross margin, partially offset by the increase in selling, general and administrative expenses and depreciation and amortization expense.

Interest Expense, Net

Interest expense includes losses on derivative instruments of $2 million and gains on derivative instruments of $5 million for the quarters ended March 31, 2019 and 2018, respectively. Excluding the derivative adjustments, cash interest expense was $14 million for the quarter ended March 31, 2019 compared with $5 million for the quarter ended March 31, 2018. The increase in cash interest expense reflects a higher average debt balance and a higher weighted average interest rate.

Cash interest expense for the quarter ended March 31, 2018 includes the cash interest paid on the $403 million of MIC Corporate 2.00% Convertible Senior Notes issued in October 2016 through the refinancing of the business’s debt on December 6, 2018. The proceeds from this note issuance in October 2016 were used principally to reduce the drawn balance of Atlantic Aviation’s revolving credit facility. Cash interest expense on this note issuance is included in Corporate and Other subsequent to December 6, 2018.

Results of Operations: Atlantic Aviation – (continued)

Income Taxes

The taxable income generated by Atlantic Aviation is included in our consolidated federal income tax return. The business files standalone state income tax returns in the majority of the states in which it operates. The tax expense in the table above includes both state taxes and the portion of the consolidated federal tax liability attributable to the business.

For the year ending December 31, 2019, the business expects to pay state income taxes of approximately $8 million. The Provision for current income taxes of $7 million for the quarter ended March 31, 2019 in the above table includes $5 million of federal income tax expense and $2 million of state income tax expense.

At December 31, 2018, Atlantic Aviation had approximately $15 million of state NOL carryforwards. State NOL carryforwards are specific to the state in which the NOL was generated and various states impose limitations on the utilization of NOL carryforwards. Therefore, the business may incur state income tax liabilities in the future, even if its consolidated state taxable income is less than $15 million.

Maintenance Capital Expenditures

For the quarter ended March 31, 2019, Atlantic Aviation incurred maintenance capital expenditures of $2 million on both an accrual basis and cash basis, compared with $1 million and $2 million on an accrual basis and cash basis, respectively, for the quarter ended March 31, 2018.

Results of Operations: MIC Hawaii

The financial performance of MIC Hawaii is in large part a function of the number of customers served, trends in their consumption of energy and the rates achieved in each of Hawaii Gas’s utility and non-utility operations and under power purchase agreements. The number of customers served tends to be correlated with general economic activity over the long term, while customer consumption trends and rates are dependent on customer demand, which is a function of, among other factors, energy efficiency, the range of competitive energy sources and MIC Hawaii’s input commodity costs.

The increased contribution from our MIC Hawaii businesses for the quarter ended March 31, 2019 compared with the quarter ended March 31, 2018 primarily reflects the impact of the Hawaii Gas general rate case, lower propane costs and the divestment of a design-build mechanical contractor business, partially offset by a 1% decrease in the volume of gas sold at Hawaii Gas.

Results of Operations: MIC Hawaii – (continued)

On December 21, 2018, the HPUC issued a Final Decision and Order in the rate case filed by Hawaii Gas in August 2017, authorizing an increase in regulated revenue of approximately $9 million or 8%. New rates went into effect on July 1, 2018.

	Quarter Ended March 31,Change Favorable/(Unfavorable)
	2019	2018
	$	$	$	%
	($ In Millions) (Unaudited)
Product revenue	64	64	—	—
Service revenue	—	18	(18)	(100)
Total revenue	64	82	(18)	(22)
Cost of product sales (exclusive of depreciation and amortization shown separately below)	40	48	8	17
Cost of services (exclusive of depreciation and amortization shown separately below)	—	16	16	100
Cost of revenue – total	40	64	24	38
Gross margin	24	18	6	33
Selling, general and administrative expenses	6	7	1	14
Depreciation and amortization	4	5	1	20
Operating income	14	6	8	133
Interest expense, net(1)	(3)	(1)	(2)	NM
Other expense, net	—	(1)	1	100
Provision for income taxes	(3)	(1)	(2)	NM
Net income	8	3	5	167
Reconciliation of net income to EBITDA excluding non-cash items and a reconciliation of cash provided by operating activities to Free Cash Flow:
Net income	8	3
Interest expense, net(1)	3	1
Provision for income taxes	3	1
Depreciation and amortization	4	5
Other non-cash expense, net(2)	2	6
EBITDA excluding non-cash items	20	16	4	25
EBITDA excluding non-cash items	20	16
Interest expense, net(1)	(3)	(1)
Adjustments to derivative instruments recorded in interest expense(1)	1	(1)
Provision for current income taxes	(3)	(1)
Changes in working capital	(2)	(6)
Cash provided by operating activities	13	7
Changes in working capital	2	6
Maintenance capital expenditures	(2)	(2)
Free cash flow	13	11	2	18

NM — Not meaningful

(1)	Interest expense, net, includes adjustments to derivative instruments related to interest rate swaps and non-cash amortization of deferred financing fees.
(2)	Other non-cash expense, net, primarily includes non-cash adjustments related to unrealized gains (losses) on commodity hedges and non-cash gains (losses) related to the disposal of assets. See “Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items and Free Cash Flow” above for further discussion.

Results of Operations: MIC Hawaii – (continued)

MIC Hawaii comprises Hawaii Gas and several smaller businesses collectively engaged in efforts to reduce the cost and improve the reliability and sustainability of energy in Hawaii. The businesses of MIC Hawaii generate revenue primarily from the provision of gas services to commercial, residential and governmental customers and the generation of power.

Hawaii Gas generates a significant portion of its revenue from the sale of gas. Accordingly, revenue can fluctuate based on the wholesale cost of gas to Hawaii Gas and may not reflect the business’ ability to effectively manage volume and gross margin. For example, an increase in revenue may be attributable to an increase in the wholesale cost of gas passed through to Hawaii Gas’ customers and not an increase in the volume of gas sold to the customer or margin per therm earned by the business. Conversely, a decline in revenue may be attributable to a decrease in the wholesale cost of gas passed through to Hawaii Gas’ customers and not a reduction in the volume of gas sold to the customer or margin per therm earned by the business.

Gross margin, which we define as revenue less cost of product sales and services, excluding depreciation and amortization, is the effective “top line” for Hawaii Gas as it is reflective of the business’ ability to drive growth in the volume of products and services and the margins earned on those sales over time. We believe that investors use gross margin to evaluate the business as it is reflective of our performance in managing volume and price throughout the commodity cycle. Gross margin is reconciled to operating income — the most comparable GAAP measure — by subtracting selling, general and administrative expenses and depreciation and amortization in the table above.

Revenue and Gross Margin

Revenue decreased for the quarter ended March 31, 2019 compared with the quarter ended March 31, 2018 primarily as a result of the divestment of the design-build mechanical contractor business. Excluding the divestment, revenue increased slightly for the quarter ended March 31, 2019 compared with the quarter ended March 31, 2018 primarily as a result of the impact of the Hawaii Gas rate case.

Gross margin increased by $6 million for the quarter ended March 31, 2019 compared with the quarter ended March 31, 2018 primarily as a result of changes in the value of unrealized commodity hedges. The business recorded an insignificant unrealized gain on commodity hedges for the quarter ended March 31, 2019 compared with unrealized losses of $4 million for the quarter ended March 31, 2018. Excluding the impact of unrealized gains and losses on commodity hedges and the divestment of the design-build mechanical contractor business, gross margin increased by approximately $3 million, or 13%, primarily due to increased contribution margin per therm from the Hawaii Gas rate case and lower propane costs.

Selling, General and Administrative Expenses

Selling, general and administrative expenses decreased for the quarter ended March 31, 2019 compared with the quarter ended March 31, 2018 due to the divestment of the design-build mechanical contractor business. Excluding the divestment, selling, general and administrative expenses increased by approximately $1 million.

Depreciation and Amortization

Depreciation and amortization expense decreased for the quarter ended March 31, 2019 compared with the quarter ended March 31, 2018 primarily as a result of the divestment of the design-build mechanical contractor business.

Operating Income

Operating income increased for the quarter ended March 31, 2019 compared with the quarter ended March 31, 2018 due to the increase in gross margin and the decrease in selling, general and administrative expenses and depreciation and amortization expense.

Interest Expense, Net

Interest expense includes insignificant losses on derivative instruments for the quarter ended March 31, 2019 compared with gains on derivative instruments of $1 million for the quarter ended March 31, 2018.

Results of Operations: MIC Hawaii – (continued)

Excluding the derivative adjustments, cash interest expense remained flat for the quarter ended March 31, 2019 compared with the quarter ended March 31, 2018. Cash interest expense was $2 million for the quarters ended March 31, 2019 and 2018.

Income Taxes

The taxable income generated by the MIC Hawaii businesses is reported on our consolidated federal income tax return. The businesses file standalone state income tax returns in Hawaii. The tax expense in the table above includes both the state tax and the portion of the consolidated federal tax liability attributable to the businesses. For the year ending December 31, 2019, the businesses expect to pay state income taxes of approximately $1 million. The Provision for current income taxes of $3 million for the quarter ended March 31, 2019 in the above table includes $2 million of federal income tax expense and $1 million of state income tax expense.

Maintenance Capital Expenditures

For the quarter ended March 31, 2019, MIC Hawaii incurred maintenance capital expenditures of $2 million on both an accrual basis and cash basis, compared with $2 million and $1 million on an accrual basis and cash basis, respectively, for the quarter ended March 31, 2018.

Results of Operations: Corporate and Other

Our Corporate and Other segment comprises results from MIC Corporate, our shared services center and from our relationship with a developer of renewable power facilities (formerly reported in Contracted Power).

	Quarter Ended March 31,Change Favorable/(Unfavorable)
	2019	2018
	$	$	$	%
	($ In Millions) (Unaudited)
Selling, general and administrative expenses	6	5	(1)	(20)
Fees to Manager-related party	8	13	5	38
Operating loss	(14)	(18)	4	22
Interest expense, net(1)	(4)	(9)	5	56
Other income, net	4	1	3	NM
Benefit for income taxes	4	5	(1)	(20)
Net loss	(10)	(21)	11	52
Reconciliation of net loss to EBITDA excluding non-cash items and a reconciliation of cash used in operating activities to Free Cash Flow:
Net loss	(10)	(21)
Interest expense, net(1)	4	9
Benefit for income taxes	(4)	(5)
Fees to Manager-related party	8	13
Other non-cash expenses, net	1	1
EBITDA excluding non-cash items	(1)	(3)	2	67
EBITDA excluding non-cash items	(1)	(3)
Interest expense, net(1)	(4)	(9)
Convertible senior notes interest(2)	—	2
Amortization of debt financing costs(1)	1	2
Amortization of debt discount(1)	1	1
Benefit for current income taxes	14	8
Changes in working capital	(18)	(9)
Cash used in operating activities	(7)	(8)
Changes in working capital	18	9
Free cash flow	11	1	10	NM

NM — Not meaningful

(1)	Interest expense, net, included non-cash amortization of deferred financing fees and non-cash amortization of debt discount related to the 2.00% Convertible Senior Notes due October 2023.

Results of Operations: Corporate and Other – (continued)

(2)	Represents the cash interest expense reclassified to Atlantic Aviation related to the 2.00% Convertible Senior Notes due October 2023 through December 6, 2018, the date of Atlantic Aviation’s refinancing. The proceeds from this note issuance in October 2016 were used principally to reduce the drawn balance on Atlantic Aviation’s revolving credit facility. Cash interest expense on this note issuance is included in Corporate and Other subsequent to December 6, 2018.

Selling, General and Administrative Expenses

Selling, general and administrative expenses increased for the quarter ended March 31, 2019 compared with the quarter ended March 31, 2018 primarily due to higher professional fees, including costs incurred in connection with addressing shareholder and other legal matters.

Fees to Manager

Fees to Manager for the quarters ended March 31, 2019 and 2018 comprise base management fees of $8 million and $13 million, respectively. Base management fees decreased for the quarter ended March 31, 2019 compared with the quarter ended March 31, 2018 primarily due to the Manager’s waiver of two portions of the base management fee to which it is entitled and a reduction in the market capitalization of our Company. In the first quarter of 2019, base management fees were calculated on the equity market capitalization of our Company less cash on hand at the holding company. No performance fees were incurred in either of the current or prior comparable period.

Interest Expense, Net

Cash interest expense was $2 million for the quarter ended March 31, 2019 compared with $4 million for the quarter ended March 31, 2018. The decrease in cash interest expense primarily reflects a lower debt balance.

Cash interest expense for the quarter ended March 31, 2018 excludes the cash interest paid on the $403 million of MIC Corporate 2.00% Convertible Senior Notes issued in October 2016 through the date of the refinancing of Atlantic Aviation’s debt on December 6, 2018. The proceeds from this note issuance in October 2016 were used principally to reduce the drawn balance of Atlantic Aviation’s revolving credit facility. Cash interest expense on this note issuance is included in Corporate and Other subsequent to December 6, 2018.

Other Income, Net

Other income, net, increased primarily due to fee income from a third party developer of renewable power facilities during the quarter ended March 31, 2019.

Income Taxes

The Benefit for current income taxes of $14 million for the quarter ended March 31, 2019 in the above table includes $13 million of federal income tax benefit and $1 million of state income tax benefit. The federal income tax benefit represents the combined federal income tax payable by IMTT, Atlantic Aviation and MIC Hawaii that is offset in consolidation with the application of MIC holding company level NOLs. At December 31, 2018, we had $152 million in federal NOLs available to offset taxable income generated by the members of our consolidated group.

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

Liquidity and Capital Resources – (continued)

At March 31, 2019, our consolidated debt outstanding from continuing operations totaled $3,080 million (excluding adjustments for unamortized debt discounts), our consolidated cash balance from continuing operations totaled $603 million and consolidated available capacity under our revolving credit facilities from continuing operations totaled $1,610 million, excluding letters of credit outstanding of $26 million.

In December 2018, Atlantic Aviation refinanced its then existing term loan balance of $375 million and its $350 million revolving credit facility, which was undrawn. Both the term loan and the revolver had October 2021 maturities. The new facility consists of a term loan of $1,025 million maturing in December 2025 and a $350 million revolving credit facility maturing in December 2023. The revolving credit facility is currently undrawn. In December 2018, IMTT amended its debt facilities and extended the maturity date for each of the business’ $600 million revolving credit facility and $509 million of tax-exempt bonds by three and a half years to December of 2023 and 2025, respectively.

The additional proceeds from the Atlantic Aviation refinancing are expected to be used to repay the holding company level 2.875% Convertible Senior Notes due July 2019 and for general corporate purposes.

The following table shows MIC’s debt obligations at April 30, 2019 ($ in millions):

Business	Debt		Weighted Average Remaining Life (in years)	Balance Outstanding	Weighted Average Rate(1)
MIC Corporate	Convertible Senior Notes	(2)	2.5	$753	2.41%
IMTT	Senior Notes		7.0	600	3.97%
	Tax-Exempt Bonds	(3)	6.6	509	2.97%
Atlantic Aviation	Term Loan	(4)(5)	6.6	1,022	5.65%
MIC Hawaii	Term Loan	(5)	4.3	96	2.84%
	Senior Notes		3.3	100	4.22%
Total(6)			5.5	$3,080	3.95%

(1)	Reflects annualized interest rate on all facilities including interest rate hedges.
(2)	The balance includes $350 million of the 2.875% Convertible Senior Notes due July 2019. Using a portion of the proceeds from the Atlantic Aviation refinancing in December 2018, we expect to repay the outstanding balance at maturity.
(3)	On December 5, 2018, IMTT completed the amendment of its existing $509 million Tax-Exempt bonds and extended the maturity to December 2025.
(4)	On December 6, 2018, Atlantic Aviation completed the refinancing of its $1,025 million Term Loan facility maturing in December 2025.
(5)	The weighted average remaining life does not reflect the scheduled amortization on these facilities.
(6)	Excludes debt obligations of $302 million from discontinued operations.

The following table profiles each revolving credit facility from continuing operations at our businesses and at MIC Corporate as of April 30, 2019 ($ in millions):

Business	Debt	Weighted Average Remaining Life (in years)	Undrawn Amount	Interest Rate(1)
MIC Corporate(2)	Revolving Facility	2.7	$600	LIBOR + 2.00%
IMTT(3)	USD Revolving Facility	4.6	550	LIBOR + 1.50%
	CAD Revolving Facility	4.6	50	Bankers’ Acceptance Rate + 1.50%
Atlantic Aviation(4)	Revolving Facility	4.6	350	LIBOR + 2.25%
MIC Hawaii(5)	Revolving Facility	3.8	60	LIBOR + 1.25%
Total(6)		3.9	$1,610

(1)	Excludes commitment fees.

Liquidity and Capital Resources – (continued)

(2)	On January 3, 2018, the Company completed the refinancing and upsizing of its senior secured revolving credit facility and extended its maturity to January 2022. The applicable margin on the interest rate is based on a ratings grid.
(3)	On December 5, 2018, IMTT completed the amendment of its $550 million USD revolving credit facility and $50 million CAD revolving credit facility and extended the maturity for both facilities to December 2023. The applicable margin on the interest rate is based on a ratings and leverage grid.
(4)	On December 6, 2018, Atlantic Aviation completed the refinancing of its $350 million revolving credit facility and extended the maturity to December 2023. The applicable margin on the interest rate is based on a leverage grid.
(5)	On February 12, 2018, Hawaii Gas completed the refinancing of its existing $60 million revolving credit facility and extended its maturity to February 2023.
(6)	Excludes letters of credit outstanding of $33 million.

We will, in general, apply available cash to the repayment of revolving credit facility balances as a means of minimizing interest expense and periodically draw on those facilities to fund growth projects and for general corporate purposes.

We use revolving credit facilities at each of our operating companies and the holding company as a means of maintaining access to sufficient liquidity to meet future requirements, managing interest expense and fund growth projects. We base our assessment of the sufficiency of our liquidity and capital resources on the assumptions that:

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

We capitalize our businesses in part using floating rate bank debt with medium-term maturities of between four and seven years. In general, we hedge any floating rate exposure for the majority of the term of these facilities. We also use longer dated private placement debt and other forms of capital including bond or hybrid debt instruments to capitalize our businesses. In general, the debt facilities of our businesses are non-recourse to the holding company and there are no cross-collateralization or cross-guarantee provisions in these facilities.

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

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2019	2018
($ In Millions)	$	$	$	%
Cash provided by operating activities	151	130	21	16
Cash used in investing activities	(45)	(57)	12	21
Cash used in financing activities	(90)	(41)	(49)	(120)

Liquidity and Capital Resources – (continued)

Operating Activities from Continuing Operations

Cash provided by (used in) operating activities is generally comprised of EBITDA excluding non-cash items (as defined by us), less cash interest, tax and pension payments, and changes in working capital. See “Results of Operations” for discussions around the components of EBITDA excluding non-cash items on a consolidated basis from continuing operations and for each of our businesses above.

The increase in consolidated cash provided by operating activities from continuing operations for the quarter ended March 31, 2019 compared with the quarter ended March 31, 2018 was primarily due to:

•	an increase in EBITDA excluding non-cash items; partially offset by
•	an unfavorable movement in accounts receivable due to timing of collections on higher balances at Atlantic Aviation and at IMTT related to storage contracts;
•	an increase in interest expense; and
•	an increase in current state taxes.

Investing Activities from Continuing Operations

Cash provided by investing activities include proceeds from divestitures of businesses and disposal of fixed assets. Cash used in investing activities include acquisitions of businesses in new and existing segments and capital expenditures. Acquisitions of businesses are generally funded by raising additional equity and/or drawing on credit facilities.

In general, maintenance capital expenditures are funded from cash provided by operating activities and growth capital expenditures are funded by drawing on our available credit facilities or with equity capital. See “Results of Operations” for maintenance capital expenditures for each of our businesses.

The decrease in consolidated cash used in investing activities from continuing operations for the quarter ended March 31, 2019 compared with the quarter ended March 31, 2018 was primarily due to:

•	an acquisition during the quarter ended March 31, 2018; and
•	a decrease in net borrowings by a third party renewable developer on a revolving credit facility; partially offset by
•	an increase in capital expenditures.

Capital Deployment (includes both continuing and discontinued operations)

Capital deployment includes growth capital expenditures and “bolt-on” acquisitions, the majority of which are expected to generate incremental earnings. For the quarters ended March 31, 2019 and 2018, capital deployed was $40 million and $50 million, respectively. Capital deployed from continuing operations for the quarter ended March 2019 was $33 million.

We continuously evaluate opportunities to prudently deploy capital in acquisitions and growth projects, whether in our existing businesses or new lines of business. We expect to undertake a number of capital projects related to the repurposing and repositioning of certain assets at IMTT and the enhancement of the capabilities of the businesses in our other segments. We estimate that the majority of our 2019 growth capital expenditures will be made in support of IMTT. In total, we expect to deploy $275 million to $300 million of growth capital during 2019.

Financing Activities from Continuing Operations

Cash provided by financing activities primarily includes new equity issuance and debt issuance related to acquisitions and capital expenditures. Cash used in financing activities primarily includes dividends to our shareholders and the repayment of debt principal balances on maturing debt.

Liquidity and Capital Resources – (continued)

The increase in consolidated cash used in financing activities from continuing operations for the quarter ended March 31, 2019 compared with the quarter ended March 31, 2018 was primarily due to:

•	higher net borrowings during the quarter ended March 31, 2018 primarily to fund an acquisition, growth capital expenditures and general corporate purposes; partially offset by
•	a decrease in dividends paid to shareholders in 2019.

IMTT

At March 31, 2019, IMTT had $1,109 million of debt outstanding consisting of $600 million of senior notes and $509 million of tax-exempt bonds. An additional $600 million of capacity on revolving credit facilities was undrawn. For the quarters ended March 31, 2019 and 2018, cash interest expense was $10 million and $12 million, respectively. At March 31, 2019, IMTT was in compliance with its financial covenants.

Atlantic Aviation

At March 31, 2019, Atlantic Aviation had $1,022 million outstanding on its senior secured, first lien term loan facility. An additional $350 million of capacity on a revolving credit facility was undrawn.

For the quarters ended March 31, 2019 and 2018, cash interest expense was $14 million and $5 million, respectively. Cash interest expense for the quarter ended March 31, 2018 includes the cash interest paid on the $403 million of MIC Corporate 2.00% Convertible Senior Notes issued in October 2016 through the refinancing of the business’ debt on December 6, 2018. The proceeds from this note issuance in October 2016 were used principally to reduce the drawn balance of Atlantic Aviation’s revolving credit facility. Cash interest expense on this note issuance is included in MIC Corporate and Other subsequent to December 6, 2018. At March 31, 2019, Atlantic Aviation was in compliance with its financial covenants.

MIC Hawaii

At March 31, 2019, MIC Hawaii had total debt outstanding of $196 million consisting of $100 million in senior secured note borrowings and $96 million in term loan debt. An additional $60 million of capacity on a revolving credit facility was undrawn. Cash interest expense was $2 million for the quarters ended March 31, 2019 and 2018. At March 31, 2019, MIC Hawaii was in compliance with its financial covenants.

MIC Corporate

At March 31, 2019, MIC had $350 million and $403 million in convertible senior notes outstanding that bear interest at 2.875% and 2.00%, respectively. An additional $600 million of capacity on a revolving credit facility was undrawn.

Cash interest expense was $2 million and $4 million for the quarters ended March 31, 2019 and 2018, respectively. Cash interest expense for the quarter ended March 31, 2018 excludes the cash interest paid on the $403 million of MIC Corporate 2.00% Convertible Senior Notes issued in October 2016 through the date of the refinancing of Atlantic Aviation’s debt on December 6, 2018. The proceeds from this note issuance in October 2016 were used principally to reduce the drawn balance of Atlantic Aviation’s revolving credit facility. Cash interest expense on this note issuance is included in MIC Corporate and Other subsequent to December 6, 2018. At March 31, 2019, MIC Corporate was in compliance with its financial covenants.

For a description of the material terms and debt covenants of MIC and its businesses, see Note 9, “Long-Term Debt”, in Part II, Item 8, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.

Commitments and Contingencies

Except as noted above, at March 31, 2019, there were no material changes in our commitments and contingencies compared with those at December 31, 2018. At March 31, 2019, we did not have any material purchase obligations. For a discussion of our other future obligations, due by period, under the various contractual obligations, off-balance sheet arrangements and commitments, please see “Liquidity and Capital Resources — Commitments and Contingencies” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 20, 2019.

At March 31, 2019, we did not have any material reserves for contingencies. We have other contingencies occurring in the normal course of business, including pending legal and administrative proceedings that are not reflected at this time as they are not ascertainable.

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

Critical Accounting Policies and Estimates

For critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” in Part II, Item 7 and Note 2 “Summary of Significant Accounting Policies” in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and see Note 2, “Basis of Presentation”, and Note 4, “Implementation of ASU 2016-02”, in our Notes to Consolidated Condensed Financial Statements in Part I of this Form 10-Q for recently issued accounting standards. Our critical accounting policies and estimates have not changed materially from the description contained in our Annual Report.

Quantitative and Qualitative Disclosures About Market Risk

For quantitative and qualitative disclosures about market risk, see Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2018. Our exposure to market risk has not changed materially since February 20, 2019, the filing date for our Annual Report on Form 10-K.

Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The purpose of disclosure controls is to ensure that information required to be disclosed in our reports filed with or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on this evaluation, due to a material weakness in internal control over financial reporting at Atlantic Aviation described in Part II, Item 9A of our Form 10-K for the year ended December 31, 2018, because such material weakness has not yet been remediated, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of March 31, 2019.

Controls and Procedures – (continued)

Changes in Internal Control Over Financial Reporting

Effective January 1, 2019, we adopted ASC Topic 842, Leases. The adoption of this accounting standard required the implementation of new internal controls over reporting of operating leases. For example, we implemented new controls related to the adoption process and a new IT system to capture, calculate, and account for leases, and gather the necessary data to properly account for leases under ASC 842. There were no other changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the quarter ended March 31, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described below under the caption “Remediation.”

Remediation

As previously described in Part II, Item 9A of our Form 10-K for the year ended December 31, 2018, we began implementing remediation measures to address the control deficiencies that led to the material weakness mentioned above. The remediation measures at Atlantic Aviation include the following:

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

We are in the process of implementing and testing these enhanced internal controls and related procedures. We believe that these actions will be sufficient to remediate the material weakness and strengthen our internal control over financial reporting. The material weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed prior to December 31, 2019.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS
($ in Millions, Except Share Data)

	March 31, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$603	$589
Restricted cash	23	23
Accounts receivable, net of allowance for doubtful accounts	106	95
Inventories	30	29
Prepaid expenses	13	13
Fair value of derivative instruments	9	11
Other current assets	32	12
Current assets held for sale(1)	722	648
Total current assets	1,538	1,420
Property, equipment, land and leasehold improvements, net	3,115	3,141
Operating lease assets	321	—
Investment in unconsolidated business	8	8
Goodwill	2,043	2,043
Intangible assets, net	774	789
Fair value of derivative instruments	9	15
Other noncurrent assets	12	28
Total assets	$7,820	$7,444
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Due to Manager-related party	$3	$3
Accounts payable	42	38
Accrued expenses	74	86
Current portion of long-term debt	361	361
Operating lease liabilities – current	21	—
Other current liabilities	35	33
Current liabilities held for sale(1)	384	317
Total current liabilities	920	838
Long-term debt, net of current portion	2,653	2,653
Deferred income taxes	684	681
Operating lease liabilities – noncurrent	306	—
Other noncurrent liabilities	151	155
Total liabilities	4,714	4,327
Commitments and contingencies	—	—

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED CONDENSED BALANCE SHEETS – (continued)
($ in Millions, Except Share Data)

	March 31, 2019	December 31, 2018
	(Unaudited)
Stockholders’ equity(2):
Additional paid in capital	$1,432	$1,510
Accumulated other comprehensive loss	(30)	(30)
Retained earnings	1,555	1,485
Total stockholders’ equity	2,957	2,965
Noncontrolling interests(3)	149	152
Total equity	3,106	3,117
Total liabilities and equity	$7,820	$7,444

(1)	See Note 3, “Discontinued Operations and Dispositions”, for further discussion on assets and liabilities held for sale.
(2)	The Company is authorized to issue the following classes of stock: (i) 500,000,000 shares of common stock, par value $0.001 per share. At March 31, 2019 and December 31, 2018, the Company had 85,982,332 shares and 85,800,303 shares of common stock issued and outstanding, respectively; (ii) 100,000,000 shares of preferred stock, par value $0.001 per share. At March 31, 2019 and December 31, 2018, no preferred stocks were issued or outstanding; and (iii) 100 shares of special stock, par value $0.001 per share, issued and outstanding to its Manager as at March 31, 2019 and December 31, 2018.
(3)	Includes $141 million of noncontrolling interest related to discontinued operations at March 31, 2019 and December 31, 2018. See Note 3, “Discontinued Operations and Dispositions”, for further discussions.

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
($ in Millions, Except Share and Per Share Data)

	Quarter Ended March 31,
	2019	2018
Revenue
Service revenue	$418	$403
Product revenue	64	64
Total revenue	482	467
Costs and expenses
Cost of services	168	187
Cost of product sales	40	48
Selling, general and administrative	80	80
Fees to Manager-related party	8	13
Depreciation	48	47
Amortization of intangibles	15	16
Total operating expenses	359	391
Operating income	123	76
Other income (expense)
Interest income	3	—
Interest expense(1)	(42)	(18)
Other income, net	4	—
Net income from continuing operations before income taxes	88	58
Provision for income taxes	(24)	(18)
Net income from continuing operations	$64	$40
Discontinued Operations(2)
Net income from discontinued operations before income taxes	$3	$6
Benefit for income taxes	2	1
Net income from discontinued operations	$5	$7
Net income	$69	$47
Net income from continuing operations	$64	$40
Net income from continuing operations attributable to MIC	$64	$40
Net income from discontinued operations	$5	$7
Less: net loss attributable to noncontrolling interests	(1)	(30)
Net income from discontinued operations attributable to MIC	$6	$37
Net income attributable to MIC	$70	$77
Basic income per share from continuing operations attributable to MIC	$0.75	$0.47
Basic income per share from discontinued operations attributable to MIC	0.07	0.44
Basic income per share attributable to MIC	$0.82	$0.91
Weighted average number of shares outstanding: basic	85,872,132	84,821,453
Diluted income per share from continuing operations attributable to MIC	$0.73	$0.47
Diluted income per share from discontinued operations attributable to MIC	0.06	0.44
Diluted income per share attributable to MIC	$0.79	$0.91
Weighted average number of shares outstanding: diluted	93,913,267	84,830,888
Cash dividends declared per share	$1.00	$1.00

(1)	Interest expense includes losses on derivative instruments of $4 million and gains on derivative instruments of $10 million for the quarters ended March 31, 2019 and 2018, respectively.
(2)	See Note 3, “Discontinued Operations and Dispositions”, for discussions on businesses classified as held for sale.

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
($ in Millions)

	Quarter Ended March 31,
	2019	2018
Net income	$69	$47
Other comprehensive loss, net of taxes:
Translation adjustment	—	(1)
Other comprehensive loss	—	(1)
Comprehensive income	69	46
Less: comprehensive loss attributable to noncontrolling interests	(1)	(30)
Comprehensive income attributable to MIC	$70	$76

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
($ in Millions, Except Share Data)

	In Shares		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests(2)	Total Equity
	Special Stock	Common Stock(1)
Balance at December 31, 2018	100	85,800,303	$1,510	$(30)	$1,485	$2,965	$152	$3,117
Issuance of shares to Manager	—	182,029	8	—	—	8	—	8
Dividends to common stockholders(3)	—	—	(86)	—	—	(86)	—	(86)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Comprehensive income (loss), net of taxes	—	—	—	—	70	70	(1)	69
Balance at March 31, 2019	100	85,982,332	$1,432	$(30)	$1,555	$2,957	$149	$3,106
Balance at December 31, 2017	100	84,733,957	$1,840	$(30)	$1,343	$3,153	$197	$3,350
Issuance of shares to Manager	—	166,615	11	—	—	11	—	11
Issuance of shares, net of offering costs	—	1,916	—	—	—	—	—	—
Issuance of shares pursuant to conversion of convertible senior notes	—	74	—	—	—	—	—	—
Dividends to common stockholders(3)	—	—	(122)	—	—	(122)	—	(122)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Comprehensive (loss) income, net of taxes	—	—	—	(1)	77	76	(30)	46
Balance at March 31, 2018	100	84,902,562	$1,729	$(31)	$1,420	$3,118	$166	$3,284

(1)	The Company is authorized to issue 500,000,000 shares of common stock with a par value $0.001 per share.
(2)	Includes $141 million and $153 million of noncontrolling interest related to discontinued operations at March 31, 2019 and 2018, respectively. See Note 3, “Discontinued Operations and Dispositions”, for further discussions.
(3)	See Note 14, “Related Party Transactions”, for cash dividends paid on shares for each period.

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
($ in Millions)

	Quarter Ended March 31,
	2019	2018
Operating activities
Net income from continuing operations	$64	$40
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and amortization of property and equipment	48	47
Amortization of intangible assets	15	16
Amortization of debt financing costs	3	3
Amortization of debt discount	1	1
Adjustments to derivative instruments	7	(5)
Fees to Manager-related party	8	13
Deferred taxes	17	14
Other non-cash expense, net	4	5
Changes in other assets and liabilities, net of acquisitions:
Accounts receivable	(11)	5
Inventories	—	(2)
Prepaid expenses and other current assets	(5)	(3)
Accounts payable and accrued expenses	(2)	(5)
Income taxes payable	7	2
Other, net	(5)	(1)
Net cash provided by operating activities from continuing operations	151	130
Investing activities
Acquisitions of businesses and investments, net of cash, cash equivalents and restricted cash acquired	—	(11)
Purchases of property and equipment	(44)	(40)
Loan to project developer	(1)	(11)
Loan repayment from project developer	—	5
Net cash used in investing activities from continuing operations	(45)	(57)
Financing activities
Proceeds from long-term debt	—	142
Payment of long-term debt	(3)	(58)
Dividends paid to common stockholders	(86)	(122)
Debt financing costs paid	(1)	(3)
Net cash used in financing activities from continuing operations	(90)	(41)
Net change in cash, cash equivalents and restricted cash from continuing operations	16	32

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS – (continued)
(Unaudited)
($ in Millions)

	Quarter Ended March 31,
	2019	2018
Cash flows (used in) provided by discontinued operations:
Net cash (used in) provided by operating activities	$(13)	$14
Net cash used in investing activities	(8)	(8)
Net cash provided by (used in) financing activities	23	(7)
Net cash provided by (used in) discontinued operations	2	(1)
Net change in cash, cash equivalents and restricted cash	18	31
Cash, cash equivalents and restricted cash, beginning of period	629	72
Cash, cash equivalents and restricted cash, end of period	$647	$103
Supplemental disclosures of cash flow information from continuing operations:
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$12	$18
Issuance of shares to Manager	8	11
Taxes paid, net	1	2
Interest paid, net	31	20

The following table provides a reconciliation of cash, cash equivalents and restricted cash from both continuing and discontinued operations reported within the consolidated condensed balance sheets that is presented in the consolidated condensed statements of cash flows:

	As of March 31,
	2019	2018
Cash and cash equivalents	$603	$75
Restricted cash – current	23	10
Cash, cash equivalents and restricted cash included in assets held for sale(1)	21	18
Total of cash, cash equivalents and restricted cash shown in the consolidated condensed statement of cash flows	$647	$103

(1)	Represents cash, cash equivalents and restricted cash related to businesses classified as held for sale. See Note 3, “Discontinued Operations and Dispositions”, for further discussion.

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

MIC is externally managed by Macquarie Infrastructure Management (USA) Inc. (the Manager) pursuant to the terms of a Management Services Agreement that is subject to the oversight and supervision of the Board. The majority of the members of the Board, and each member of all Board committees, is independent and has no affiliation with Macquarie. The Manager is a member of the Macquarie Group of companies comprising Macquarie Group Limited and its subsidiaries and affiliates worldwide. Macquarie Group Limited is headquartered in Australia and is listed on the Australian Securities Exchange.

The Company owns its businesses through its direct wholly-owned subsidiary MIC Ohana Corporation, the successor to Macquarie Infrastructure Company Inc. The Company owns and operates a portfolio of infrastructure and infrastructure-like businesses that provide services to other corporate, government agencies and individual customers primarily in the U.S. The businesses are organized into four segments:

•	International-Matex Tank Terminals (IMTT): a business providing bulk liquid terminalling to third parties at 17 terminals in the U.S. and two in Canada;
•	Atlantic Aviation: a provider of fuel, terminal, aircraft hangaring and other services primarily to owners and operators of general aviation (GA) jet aircraft at 70 airports throughout the U.S.;
•	MIC Hawaii: comprising an energy company that processes and distributes gas and provides related services (Hawaii Gas) and several smaller businesses collectively engaged in efforts to reduce the cost and improve the reliability and sustainability of energy in Hawaii; and
•	Corporate and Other: comprised of MIC Corporate (holding company), a shared services center and other smaller businesses.

Effective October 1, 2018, the Bayonne Energy Center (BEC) and substantially all of the Company’s portfolio of solar and wind power generation businesses were classified as discontinued operations and the Company’s Contracted Power segment was eliminated. Effective January 1, 2019, the Company’s interest in its renewable power development business was also classified as discontinued operations. A remaining relationship with a third party developer of renewable power facilities has been reported as a component of Corporate and Other and is expected to conclude during 2019 pursuant to the agreement. All prior comparable periods have been restated to reflect this change. The Company did not restate the prior period related to the commencement of the sale process involving its majority interest in a renewable power development business as the disposition is insignificant. See Note 3, “Discontinued Operations and Dispositions” for further discussions.

2. Basis of Presentation

The unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the United States and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

2. Basis of Presentation  – (continued)

The consolidated balance sheet at December 31, 2018 has been derived from audited financial statements but does not include all of the information and notes required by GAAP for complete financial statements. Certain reclassifications were made to the financial statements for the prior period to conform to current period presentation.

The interim financial information contained herein should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on February 20, 2019. Operating results for the quarter ended March 31, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or for any future interim periods.

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

At March 31, 2019, the Company had $430 million of commercial paper included in cash and cash equivalents. Commercial paper consists of maturities of three months or less and are issued by a counterparties with Standard & Poor rating of A1+. The Company did not have any commercial paper at December 31, 2018.

Income Taxes

The Company expects to incur federal consolidated taxable income from continuing operations for the year ending December 31, 2019, which will be fully offset by the Company’s net operating loss (NOL) carryforwards. The Company believes that it will be able to utilize all of its federal prior year NOLs, which will begin to expire after 2029 and completely expire after 2035.

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

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

2. Basis of Presentation  – (continued)

In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in ASU 2018-13 update the disclosure requirements on fair value measurements, including the consideration of costs and benefits. The disclosure modifications focused on Level 3 fair value measurements, and also eliminate the minimum disclosure requirements. The amendments in this update are effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. Early adoption is permitted upon issuance of this Update. An entity is permitted to early adopt any removed or modified disclosures upon issuance of this Update and delay adoption of the additional disclosures until their effective date. The Company is currently evaluating the impact of the adoption of this ASU.

3. Discontinued Operations and Dispositions

The Company accounts for disposals that represent a strategic shift that should have or will have a major effect on operations as discontinued operations. The results of discontinued operations are reported in discontinued operations in the consolidated condensed statement of operations for current and prior periods commencing in the period in which the business or group of businesses meets the criteria of a discontinued operation. These results include any gain or loss recognized on disposal or adjustment of the carrying amount to fair value less cost to sell.

On October 12, 2018, the Company concluded the sale of BEC and received cash of $657 million, net of the assumption of the outstanding debt balance of $244 million by the buyer and subject to post-closing working capital adjustments, resulting in a loss of approximately $17 million (excluding any transaction costs). Any adjustment for working capital adjustments is not expected to be significant. During the year ended December 31, 2018, the Company incurred $9 million in professional fees in relation to this transaction, which was included in selling, general and administrative expenses in the consolidated statement of operations. The Company guaranteed its subsidiary’s payment and certain post-closing indemnity obligations under the purchase agreement.

During the fourth quarter of 2018, the Company commenced a sale process involving its portfolios of solar and wind facilities within the former Contracted Power segment. In April 2019, the Company entered into agreements for the sale of these portfolios. Aggregate gross proceeds to the Company from the sales are expected to be approximately $215 million or approximately $160 million net of taxes and transaction related expenses. In addition, upon closing, MIC will deconsolidate $302 million of long-term debt. Under the agreements, the Company will sell its 203 megawatts (MW) (gross) portfolio of wind generation assets to DIF Infrastructure V, a fund managed by Dutch Infrastructure Fund, a global infrastructure fund management company, and its 142 MW portfolio of solar power generation assets to Goldman Sachs Renewable Power LLC. Closing of the transactions is subject to receipt of customary consents for transactions of this type. The sale of the individual businesses comprising the portfolios are expected to close in two or possibly three stages over the balance of 2019.

At March 31, 2019, excluding any transaction costs, the Company estimates a pre-tax gain of approximately $33 million upon the conclusion of the sale. Through March 31, 2019, the Company incurred $1 million in professional fees in relation to these transactions, which is included in selling, general and administrative expenses in the consolidated condensed statement of operations, and is expected to incur a total of approximately $8 million in professional fees upon the conclusion of the sale in 2019.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

3. Discontinued Operations and Dispositions  – (continued)

The combination of the disposal of BEC and the commencement of the sale process of substantially all of its portfolio of solar and wind facilities represented a strategic shift for the Company that will have a major effect on operations. Accordingly, beginning in the fourth quarter of 2018, these businesses were classified as discontinued operations and the Contracted Power segment was eliminated. There was no write-down of the carrying amount of the solar and wind facility assets as a result of this change in classification. The assets and liabilities of the solar and wind facilities have been classified as held for sale in the consolidated condensed balance sheets up until the date those assets are disposed. All prior periods have been restated to reflect these changes.

During the first quarter of 2019, the Company also commenced the sale of its majority interest in its renewable power development business that was reported as part of the Company’s Corporate and Other segment in the fourth quarter of 2018. Accordingly, beginning in the first quarter of 2019, this business was classified as discontinued operations and the assets and liabilities of this business have been classified as held for sale in the consolidated condensed balance sheets. A remaining relationship with a third party developer of renewable power facilities has been reported as a component of Corporate and Other and is expected to conclude during 2019 pursuant to the agreement. The Company did not restate the prior period related to the commencement of the sale process involving its majority interest in a renewable power development business as the disposition is insignificant.

The following is a summary of the assets and liabilities held for sale included in the Company’s consolidated condensed balance sheets related to its former Contracted Power segment as of March 31, 2019 and December 31, 2018 ($ in millions):

	March 31, 2019	December 31, 2018
Assets
Cash and cash equivalents	$6	$3
Restricted cash	15	14
Accounts receivable	8	9
Other current assets	25	5
Total current assets	54	31
Property, equipment, land and leasehold improvements, net	632	606
Operating lease assets	21	—
Intangible assets, net	9	9
Other noncurrent assets	6	2
Total assets	$722	$648
Liabilities
Accounts payable and accrued expenses	$10	$7
Current portion of long-term debt	21	20
Notes payable	27	—
Other current liabilities	3	1
Total current liabilities	61	28
Long term debt, net of current portion	279	283
Operating lease liabilities	21	—
Other noncurrent liabilities	23	6
Total liabilities	$384	$317
Noncontrolling interests	$141	$141

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

3. Discontinued Operations and Dispositions  – (continued)

Summarized financial information for discontinued operations included in the Company’s consolidated condensed statement of operations for the quarters ended March 31, 2019 and 2018 are as follows ($ in millions):

	Quarter Ended March 31,
	2019	2018
Product revenue	$16	$35
Cost of product sales	(3)	(6)
Selling, general & administrative expenses	(4)	(7)
Depreciation and amortization	—	(16)
Interest expense, net	(5)	(1)
Other (expense) income, net	(1)	1
Net income from discontinued operations before income taxes	$3	$6
Benefit for income taxes	2	1
Net income from discontinued operations	$5	$7
Less: net loss attributable to noncontrolling interests	(1)	(30)
Net income from discontinued operations attributable to MIC	$6	$37

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

Prior to the execution of the sale agreement for the design-build mechanical contractor business, the Company wrote-down the value of its investment in this business to reflect its underperformance during the third quarter of 2018. In total, the Company wrote-down approximately $30 million, including fixed assets and intangible assets of approximately $9 million, as well as reserving for certain contract related amounts recorded in other current liabilities and other expenses.

4. Implementation of ASU 2016-02

On February 25, 2016, FASB issued ASU No. 2016-02, Leases (Topic 842), which requires a lessee to recognize assets and liabilities for leases with lease terms of more than 12 months. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, ASU 2016-02 will require all leases with an initial term greater than one year to be recognized on the balance sheet as a right-of-use (ROU) asset and a lease liability. The Company also serves as a lessor primarily through operating leases. The accounting for lessors has not fundamentally changed except for changes to conform and align existing guidance to the lessee guidance under ASU 2016-02, as well as to the revenue recognition guidance in ASC 606, Revenue.

The substantial population of the Company’s newly recognized ROU assets and lease liabilities relate to Atlantic Aviation’s operating leases of land, buildings and certain equipment. ROU assets represent the Company’s right to use an underlying asset for the lease term and the lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

4. Implementation of ASU 2016-02  – (continued)

considerations given for the incremental borrowing rate used in determining the present value of lease payments were the Company’s recent debt refinancing and amendment during 2018 and the Company’s credit rating.

Upon adoption of ASU No. 2016-02, the Company recorded ROU assets and corresponding lease liabilities of $345 million and $352 million, respectively, of which $21 million and $22 million related to asset and liabilities held for sale, respectively. The adoption of this ASU did not have a material impact on its consolidated condensed statements of operations, liquidity or debt covenant compliance under its current agreements.

The Company adopted the standard effective January 1, 2019 utilizing the modified retrospective method, which allowed the Company, where it was the lessee or lessor to recognize and measure leases at the beginning of the period of adoption without modifying the comparative period financial statements. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carryforward the historical lease classification. The Company also made an accounting policy election to keep leases with an initial term of 12 months or less off the balance sheet. Further, the standard did not have a material impact on the accounting and reporting requirements for existing operating leases where the Company is the lessor as it has elected the practical expedient whereby the Company will not separate a qualifying contract into its lease and non-lease components. The Company also determined that the accounting for sales taxes, certain lessor costs, and certain requirements related to variable payments in contracts did not have a material effect on the consolidated condensed balance sheet, statement of operations or statement of cash flows.

5. Leases

The Company has operating leases primarily for land, buildings, office space and certain office equipment under non-cancellable lease agreements. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. Some leases include one or more options to renew, with renewal terms that can extend the lease term from one to 10 years or more. The exercise of these lease renewal options is at the Company’s sole discretion.

For the quarter ended March 31, 2019, the Company’s operating lease expenses recorded within the consolidated condensed statement of operations were as follows ($ in millions):

Income Statement Classification	Quarter Ended March 31, 2019
Cost of product sales	$1
Selling, general and administrative	13
Total operating lease expense(1)	$14

(1)	Includes leases less than one year, which are not significant.

Cash paid for operating leases are reported in operating activities on the consolidated condensed statement of cash flows.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

5. Leases  – (continued)

At March 31, 2019, the weighted-average remaining operating lease term was 18 years and weighted average discount rate was approximately 8%. The following table represents the future maturities of lease liabilities at March 31, 2019 ($ in millions):

2019 remaining	$35
2020	45
2021	43
2022	42
2023	41
2024	41
Thereafter	424
Total lease payment	$671
Less: interest	(344)
Present value of lease liability	$327

Future minimum lease commitments at December 31, 2018 are ($ in millions):

2019	$48
2020	44
2021	41
2022	40
2023	39
Thereafter	461
Total	$673

6. Income per Share

Following is a reconciliation of the basic and diluted income per share computations ($ in millions, except share and per share data):

	Quarter Ended March 31,
	2019	2018
Numerator:
Net income from continuing operations attributable to MIC	$64	$40
Interest expense attributable to 2.875% Convertible Senior Notes due July 2019, net of taxes	2	—
Interest expense attributable to 2.00% Convertible Senior Notes due October 2023, net of taxes	3	—
Diluted net income from continuing operations attributable to MIC	$69	$40
Basic and diluted net income from discontinued operations attributable to MIC	$6	$37
Denominator:
Weighted average number of shares outstanding: basic	85,872,132	84,821,453
Dilutive effect of restricted stock unit grants to directors	23,646	9,435
Dilutive effect of 2.875% Convertible Senior Notes due July 2019	4,383,316	—
Dilutive effect of 2.00% Convertible Senior Notes due October 2023	3,634,173	—
Weighted average number of shares outstanding: diluted	93,913,267	84,830,888

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

6. Income per Share  – (continued)

	Quarter Ended March 31,
	2019	2018
Income per share:
Basic income per share from continuing operations attributable to MIC	$0.75	$0.47
Basic income per share from discontinued operations attributable to MIC	0.07	0.44
Basic income per share attributable to MIC	$0.82	$0.91
Diluted income per share from continuing operations attributable to MIC	$0.73	$0.47
Diluted income per share from discontinued operations attributable to MIC	0.06	0.44
Diluted income per share attributable to MIC	$0.79	$0.91

The effect of potentially dilutive shares for the quarter ended March 31, 2019 is calculated assuming that the (i) the restricted stock unit grants totaling 4,416 provided to the two newly appointed independent directors on September 5, 2018 and the 19,230 restricted stock unit grants provided to the independent directors on June 7, 2018, which all will vest during the second quarter of 2019, had been fully converted to shares on those grant dates; and (ii) 2.875% Convertible Senior Notes due July 2019 and 2.00% Convertible Senior Notes due October 2023 had been fully converted into shares on the date of issuance.

The effect of potentially dilutive shares for the quarter ended March 31, 2018 is calculated assuming that the restricted stock unit grants totaling 9,435 provided to the independent directors on May 17, 2017, which vested during the second quarter of 2018, had been fully converted to shares on the grant date. The 2.875% Convertible Senior Notes due July 2019 and the 2.00% Convertible Senior Notes due October 2023 were anti-dilutive for the quarter ended March 31, 2018.

The following represents the weighted average potential dilutive shares of common stock that were excluded from the diluted income per share calculation:

	Quarter Ended March 31,
	2019	2018
2.875% Convertible Senior Notes due July 2019	—	4,338,210
2.00% Convertible Senior Notes due October 2023	—	3,624,754
Total	—	7,962,964

7. Property, Equipment, Land and Leasehold Improvements

Property, equipment, land and leasehold improvements at March 31, 2019 and December 31, 2018 consisted of the following ($ in millions):

	March 31, 2019	December 31, 2018
Land	$319	$319
Buildings	40	40
Leasehold and land improvements	783	770
Machinery and equipment	2,800	2,783
Furniture and fixtures	45	45
Construction in progress	105	113
	4,092	4,070
Less: accumulated depreciation	(977)	(929)
Property, equipment, land and leasehold improvements, net	$3,115	$3,141

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

8. Intangible Assets and Goodwill

Intangible assets at March 31, 2019 and December 31, 2018 consisted of the following ($ in millions):

	March 31, 2019	December 31, 2018
Contractual arrangements	$921	$921
Non-compete agreements	14	14
Customer relationships	353	353
Trade names	16	16
Technology	9	9
	1,313	1,313
Less: accumulated amortization	(539)	(524)
Intangible assets, net	$774	$789

The goodwill balance as of March 31, 2019 is comprised of the following ($ in millions):

Goodwill acquired in business combinations, net of disposals	$2,172
Accumulated impairment charges	(126)
Other	(3)
Balance at March 31, 2019	$2,043

The Company tests for goodwill impairment at the reporting unit level on an annual basis on October 1st of each year and between annual tests if a triggering event indicates impairment. There were no triggering events indicating impairment for the quarters ended March 31, 2019 and 2018.

9. Long-Term Debt

At March 31, 2019 and December 31, 2018, the Company’s consolidated long-term debt balance comprised of the following ($ in millions):

	March 31, 2019	December 31, 2018
IMTT	$1,109	$1,109
Atlantic Aviation	1,022	1,025
MIC Hawaii	196	196
MIC Corporate	735	734
Total	3,062	3,064
Current portion	(361)	(361)
Long-term portion	2,701	2,703
Unamortized deferred financing costs(1)	(48)	(50)
Long-term portion less unamortized debt discount and deferred financing costs	$2,653	$2,653

(1)	The weighted average remaining life of the deferred financing costs at March 31, 2019 was 6 years.

At March 31, 2019, the total undrawn capacity on the revolving credit facilities was $1,610 million excluding letters of credit outstanding of $26 million.

MIC Corporate

At March 31, 2019 and December 31, 2018, MIC Corporate’s $600 million senior secured revolving credit facility remained undrawn.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

9. Long-Term Debt  – (continued)

2.875% Convertible Senior Notes due July 2019

At March 31, 2019 and December 31, 2018, the Company had $350 million aggregate principal outstanding on its five-year, 2.875% convertible senior notes due July 2019. At March 31, 2019, the fair value of these convertible senior notes was approximately $350 million.

On July 15, 2018, the Company increased the conversion rate to 12.5258 shares of common stock per $1,000 principal amount. The adjustment was made, in accordance with the indenture governing the senior notes, on the anniversary of the convertible senior notes issuance and reflects the impact of dividends paid by the Company.

2.00% Convertible Senior Notes due October 2023

At March 31, 2019 and December 31, 2018, the Company had $385 million and $384 million, respectively, outstanding on its seven year, 2.00% convertible senior notes due October 2023. At March 31, 2019, the fair value of the liability component of these convertible senior notes was approximately $340 million.

On October 13, 2018, the Company increased the conversion rate to 9.0290 shares of common stock per $1,000 principal amount. The adjustment was made, in accordance with the indenture governing the senior notes, on the anniversary of the convertible senior notes issuance and reflects the impact of dividends paid by the Company.

The 2.00% Convertible Senior Notes due October 2023 consisted of the following ($ in millions):

	March 31, 2019	December 31, 2018
Liability Component:
Principal	$403	$403
Unamortized debt discount	(18)	(19)
Long-term debt, net of unamortized debt discount	385	384
Unamortized deferred financing costs	(7)	(7)
Net carrying amount	$378	$377
Equity Component	$27	$27

For the quarters ended March 31, 2019 and 2018, total interest expense recognized related to the 2.00% Convertible Senior Notes due October 2023 was $3 million, of which $1 million related to the amortization of debt discount.

IMTT

In December 2018, IMTT entered into the Second Amendment to Credit Agreement (the Amendment) which, among other things, extended the maturity date of its $600 million revolving credit facilities from May 21, 2020 to December 5, 2023 and extended the maturity date of its $509 million Tax Exempt Bonds purchase facility from May 21, 2022 to December 5, 2025. In connection with the Amendment, supplemental indentures were entered into with respect to the $509 million of outstanding Tax Exempt Bonds. The Tax Exempt Bonds were reissued and sold to certain lenders under the IMTT Credit Agreement pursuant to the bond purchase facility. The supplemental indentures provide for (i) an interest rate on the Tax Exempt Bonds of 80% of one month LIBOR plus applicable margin plus 0.45% and (ii) an extension of the date on which holders have the right to require repurchase of the Tax Exempt Bonds from May 21, 2022 to December 5, 2025.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

9. Long-Term Debt  – (continued)

At March 31, 2019, IMTT also had $600 million of fixed rate senior notes outstanding that had a fair value of approximately $610 million. IMTT’s $600 million of revolving credit facilities was undrawn at March 31, 2019 and December 31, 2018.

Atlantic Aviation

In December 2018, Atlantic Aviation refinanced its debt and entered into a credit agreement (the New AA Credit Agreement) that provides for a seven-year, $1,025 million senior secured first lien term loan facility and a five-year, $350 million senior secured first lien revolving credit facility, which was undrawn at March 31, 2019 and December 31, 2018.

MIC Hawaii

At March 31, 2019, Hawaii Gas had $100 million of fixed rate senior notes, which approximates its fair value, and $80 million in term loans outstanding. The remaining balance of $16 million related to a term loan for the solar facilities in Hawaii. In addition, Hawaii Gas has $60 million of a revolving credit facility that was undrawn at March 31, 2019 and December 31, 2018.

10. Derivative Instruments and Hedging Activities

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

At March 31, 2019, the Company had $3,080 million of current and long-term debt, of which $947 million was economically hedged with interest rate contracts, $1,452 million was fixed rate debt and $681 million was unhedged. The Company does not use hedge accounting. All movements in the fair value of the interest rate derivatives are recorded directly through earnings.

Commodity Price Hedges

The risks associated with fluctuations in the prices that Hawaii Gas, a business within the MIC Hawaii reportable segment, pays for liquefied petroleum gas (LPG) is principally a result of market forces reflecting changes in supply and demand for LPG and other energy commodities. Hawaii Gas’ gross margin (revenue less cost of product sales excluding depreciation and amortization) is sensitive to changes in propane supply costs and Hawaii Gas may not always be able to pass through product cost increases fully or on a timely basis, particularly when product costs rise rapidly. In order to reduce the volatility of the business’ LPG market price risk, Hawaii Gas has used and expects to continue to use over-the-counter commodity derivative instruments including price swaps. Hawaii Gas does not use commodity derivative instruments for speculative or trading purposes. Over-the-counter derivative commodity instruments used by Hawaii Gas to hedge forecasted purchases of LPG are generally settled at expiration of the contract.

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

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

10. Derivative Instruments and Hedging Activities  – (continued)

The Company’s fair value measurements of its derivative instruments and the related location of the assets and liabilities within the consolidated condensed balance sheets at March 31, 2019 and December 31, 2018 were ($ in millions):

	Assets (Liabilities) at Fair Value
Balance Sheet Classification	March 31, 2019	December 31, 2018
Fair value of derivative instruments – current assets	$9	$11
Fair value of derivative instruments – noncurrent assets	9	15
Total derivative contracts – assets	$18	$26
Fair value of derivative instruments – other current liabilities	$(2)	$(3)
Total derivative contracts – liabilities	$(2)	$(3)

The Company’s hedging activities for the quarters ended March 31, 2019 and 2018 and the related location within the consolidated condensed statements of operations were ($ in millions):

	Amount of (Loss) Gain Recognized in Consolidated Condensed Statements of Operations for the Quarter Ended March 31,
Income Statement Classification	2019	2018
Interest expense – interest rate caps	$(2)	$5
Interest expense – interest rate swaps	(2)	5
Cost of product sales – commodity swaps	1	(2)
Total	$(3)	$8

11. Stockholders’ Equity

2016 Omnibus Employee Incentive Plan

On May 18, 2016, the Company adopted the 2016 Omnibus Employee Incentive Plan (Plan). The Plan provides for the issuance of equity awards covering up to 500,000 shares of common stock to attract, retain, and motivate employees, consultants and others who perform services for the Company and its subsidiaries. Under the Plan, the Compensation Committee determines the persons who will receive awards, the time at which they are granted and the terms of the awards. Type of awards include stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, cash-based awards and other stock-based awards. On March 28, 2019, the Company’s Board adopted Amendment No. 1 to the Plan (the Amendment), subject to its approval by the Company’s shareholders at the 2019 Annual Meeting of Shareholders. If so approved, the Amendment, among other things, will increase the number of shares of common stock available for grant under the Plan from 500,000 to 1,500,000.

Macquarie Infrastructure Corporation Short Term Incentive Plan (STIP Plan) for MIC Operating Businesses —  Restricted Stock Units (RSUs)

During the first quarter of 2019, the Company established the STIP Plan to provide cash and stock-based incentives to eligible employees of its operating businesses under the Company’s 2016 Omnibus Employee Incentive Plan. In general, the cash component comprises approximately 75% of any incentive award and is paid in a lump-sum. The remaining 25% of any incentive award is in the form of RSUs representing an interest in the common stock of the Company. RSUs are granted following assessment of performance against Key Performance Indicators post the one-year performance period and vest in two equal annual installments following the grant date. At March 31, 2019, no grants of RSUs under the STIP Plan had been made.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

11. Stockholders’ Equity  – (continued)

Macquarie Infrastructure Corporation Long Term Incentive Plan (LTIP Plan) for MIC Operating Businesses —  Performance Stock Units (PSUs)

During the first quarter of 2019, the Company established the LTIP Plan pursuant to which it may make stock-based incentive awards to eligible employees of its operating businesses. The awards would take the form of PSUs convertible into common stock of the Company as authorized under its 2016 Omnibus Employee Incentive Plan. The number of PSUs a participant may be awarded reflects a target level of performance by the participant. The participant may be awarded more (over performance limit) or less (threshold limit) than the target number of PSUs based on their achievements relative to Key Performance Indicators during the three-year performance period. Following finalization of the participant’s performance review at the end of the third year of the program, the Company may award the PSUs.

On March 7, 2019, the Company granted awards pursuant to the 2019 LTIP Plan which would result in 106,020 PSUs issued at the target level of performance. Depending upon actual performance, the number of PSUs to be issued will vary from zero to 197,008. The Company has used a ten day volume weighted average price of $40.58 in the calculation of the value of the potential awards. On March 7, 2019, the grant date fair value of the awards was $4 million reflecting target performance by all participants.

Accumulated Other Comprehensive Loss

The following represents the changes and balances to the components of accumulated other comprehensive loss for the quarters ended March 31, 2019 and 2018 ($ in millions):

	Post-Retirement Benefit Plans, net of taxes	Translation Adjustment, net of taxes	Total Stockholders’ Accumulated Other Comprehensive Loss, net of taxes
Balance at December 31, 2017	$(20)	$(10)	$(30)
Translation adjustment	—	(1)	(1)
Balance at March 31, 2018	$(20)	$(11)	$(31)
Balance at December 31, 2018	$(16)	$(14)	$(30)
Balance at March 31, 2019	$(16)	$(14)	$(30)

12. Reportable Segments

At March 31, 2019, the Company’s businesses consisted of four reportable segments: IMTT, Atlantic Aviation, MIC Hawaii and Corporate and Other.

Effective October 1, 2018, BEC and substantially all of the Company’s portfolio of solar and wind power generation businesses were classified as discontinued operations and the Company’s Contracted Power segment was eliminated. Effective January 1, 2019, the Company’s interest in its renewable power development business was also classified as discontinued operations. A remaining relationship with a third party developer of renewable power facilities has been reported as a component of Corporate and Other and is expected to conclude during 2019 pursuant to the agreement. All prior periods have been restated to reflect these changes. The Company did not restate the prior period related to the commencement of the sale process involving its majority interest in a renewable power development business as the disposition is insignificant. See Note 3, “Discontinued Operations and Dispositions” for further discussions.

IMTT

IMTT provides bulk liquid storage, handling and other services in North America through 17 terminals located in the United States, one terminal in Quebec, Canada and one partially owned terminal in Newfoundland, Canada. IMTT derives the majority of its revenue from storage and handling of petroleum

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

12. Reportable Segments  – (continued)

products, various chemicals, renewable fuels, and vegetable and tropical oils. Based on storage capacity, IMTT operates one of the largest third-party bulk liquid terminals businesses in the United States.

Revenue from IMTT is generated from the following sources and recorded in service revenue.

Lease.  These are contracts with predominantly non-cancelable terms for access to and the use of storage capacity at the various terminals owned and operated by the business. At March 31, 2019, these contracts had a revenue weighted average remaining contract life of 2.0 years. These contracts generally require payments in exchange for the provision of storage capacity and product movement (throughput) throughout their term based on a fixed rate per barrel of capacity leased. A majority of the contracts include terms that adjust the fixed rate annually for inflation. These contracts are accounted for as operating leases and the related lease income is recognized in service revenue over the term of the contract based upon the rate specified. Revenue is recognized in accordance with ASC 842, Leases.

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

Other FBO services.  Other fixed based operation (FBO) services consist principally of de-icing services, landing, concession, transient overnight hangar usage, terminal use and fuel distribution fees that are recognized as sales of services. Revenue from these transactions is recorded based on the service fee earned.

MIC Hawaii

MIC Hawaii primarily comprises of (i) Hawaii Gas, Hawaii’s only government-franchised gas utility and an unregulated liquefied petroleum gas distribution business providing gas and related services to commercial, residential and governmental customers; and (ii) controlling interests in two solar facilities on Oahu.

Revenue from the Hawaii Gas business is generated from the distribution and sales of synthetic natural gas (SNG), liquefied petroleum gas (LPG), liquefied natural gas (LNG) and renewable natural gas (RNG). Revenue is primarily a function of the volume of SNG, LPG, LNG and RNG consumed by customers and the

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

12. Reportable Segments  – (continued)

price per British Thermal Unit or gallon charged to customers. Revenue levels, without organic growth, will generally track global commodity prices, namely petroleum and natural gas, as its products are derived from these commodities.

Revenue from Hawaii Gas is recorded in product revenue. Hawaii Gas recognizes revenue when products are delivered. Sales of gas to customers are billed on a monthly-cycle basis. Earned but unbilled revenue is accrued and included in accounts receivable and revenue. This is based on the amount of gas that has been delivered but not billed to customers from the latest meter reading or billed delivery date to the end of an accounting period. The related costs are charged to expense.

Renewable Businesses

The renewables projects within MIC Hawaii and discontinued operations sell substantially all of the electricity generated at a fixed price to primarily electric utility customers pursuant to long-term (typically 20 – 25 years) power purchase agreements (PPAs). Substantially all of the PPAs are accounted for as operating leases and have no minimum lease payments and all of the lease income under these leases is recorded within product revenue when the electricity is delivered.

Corporate and Other

Corporate and Other comprises of MIC Corporate (holding company), a shared services center and other smaller businesses.

All of the MIC business segments are managed separately and management has chosen to organize the Company around the distinct products and services offered. Selected information by segment is presented in the following tables.

Revenue from external customers for the Company’s consolidated reportable segments were ($ in millions):

	Quarter Ended March 31, 2019
	IMTT	Atlantic Aviation	MIC Hawaii	Intercompany Adjustments	Total Reportable Segments
Service revenue
Terminal services	$24	$—	$—	$—	$24
Lease	135	—	—	(1)	134
Fuel	—	181	—	—	181
Hangar	—	23	—	—	23
Other	2	54	—	—	56
Total service revenue	$161	$258	$—	$(1)	$418
Product revenue
Lease	$—	$—	$1	$—	$1
Gas	—	—	60	—	60
Other	—	—	3	—	3
Total product revenue	$—	$—	$64	$—	$64
Total revenue	$161	$258	$64	$(1)	$482

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

12. Reportable Segments  – (continued)

	Quarter Ended March 31, 2018
	IMTT	Atlantic Aviation	MIC Hawaii	Intercompany Adjustments	Total Reportable Segments
Service revenue
Terminal services	$26	$—	$—	$—	$26
Lease	104	—	—	(1)	103
Fuel	—	177	—	—	177
Hangar	—	22	—	—	22
Construction	—	—	17	—	17
Other	9	48	1	—	58
Total service revenue	$139	$247	$18	$(1)	$403
Product revenue
Lease	$—	$—	$1	$—	$1
Gas	—	—	60	—	60
Other	—	—	3	—	3
Total product revenue	$—	$—	$64	$—	$64
Total revenue	$139	$247	$82	$(1)	$467

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

EBITDA excluding non-cash items for the Company’s consolidated reportable segments from continuing operations is shown in the tables below ($ in millions). Allocations of corporate expenses, intercompany fees and the tax effect have been excluded as they are eliminated in consolidation.

	Quarter Ended March 31, 2019
	IMTT	Atlantic Aviation	MIC Hawaii	Corporate and Other	Total Reportable Segments
Net income (loss)	$41	$25	$8	$(10)	$64
Interest expense, net	13	19	3	4	39
Provision (benefit) for income taxes	16	9	3	(4)	24
Depreciation	29	15	4	—	48
Amortization of intangibles	4	11	—	—	15
Fees to Manager-related party	—	—	—	8	8
Other non-cash expense	1	—	2	1	4
EBITDA excluding non-cash items	$104	$79	$20	$(1)	$202

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

12. Reportable Segments  – (continued)

	Quarter Ended March 31, 2018
	IMTT	Atlantic Aviation	MIC Hawaii	Corporate and Other	Total Reportable Segments
Net income (loss)	$25	$33	$3	$(21)	$40
Interest expense, net	8	—	1	9	18
Provision (benefit) for income taxes	10	12	1	(5)	18
Depreciation	29	13	5	—	47
Amortization of intangibles	4	12	—	—	16
Fees to Manager-related party	—	—	—	13	13
Other non-cash expense	2	—	6	1	9
EBITDA excluding non-cash items	$78	$70	$16	$(3)	$161

Reconciliations of total reportable segments’ EBITDA excluding non-cash items to consolidated net income from continuing operations before income taxes were ($ in millions):

	Quarter Ended March 31,
	2019	2018
Total reportable segments EBITDA excluding non-cash items	$202	$161
Interest income	3	—
Interest expense	(42)	(18)
Depreciation	(48)	(47)
Amortization of intangibles	(15)	(16)
Fees to Manager-related party	(8)	(13)
Other expense, net	(4)	(9)
Total consolidated net income from continuing operations before income taxes	$88	$58

Capital expenditures, on a cash basis, for the Company’s reportable segments were ($ in millions):

	Quarter Ended March 31,
	2019	2018
IMTT	$26	$9
Atlantic Aviation	13	19
MIC Hawaii	5	6
Corporate and other	—	6
Total capital expenditures of reportable segments	$44	$40

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

12. Reportable Segments  – (continued)

Property, equipment, land and leasehold improvements, net, goodwill and total assets for the Company’s reportable segments and its reconciliation to consolidated total assets were ($ in millions):

	Property, Equipment, Land and Leasehold Improvements, net		Goodwill		Total Assets
	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018	March 31, 2019	December 31, 2018
IMTT	$2,243	$2,249	$1,427	$1,427	$4,085	$4,020
Atlantic Aviation	563	565	496	496	2,002	1,676
MIC Hawaii	300	300	120	120	516	501
Corporate and other	9	27	—	—	495	599
Total assets of reportable segments	$3,115	$3,141	$2,043	$2,043	$7,098	$6,796
Assets held for sale	—	—	—	—	722	648
Total consolidated assets	$3,115	$3,141	$2,043	$2,043	$7,820	$7,444

13. Long-Term Contracted Revenue

Long-term contracted revenue consists of revenue from future minimum lease revenue accounted in accordance with ASC 842, Leases, and estimated revenue to be recognized in the future related to performance conditions that are unsatisfied or partially unsatisfied accounted in accordance with ASC 606, Revenue. The recognition pattern for contracts that are considered leases is generally consistent with the recognition pattern that would apply if such contracts were not accounted for as leases and were instead accounted for under ASC Topic 606. Accordingly, the Company has combined the required lessor disclosures for future lease income with the disclosures for contracted revenue in the table below. The following long-term contracted revenue were in existence at March 31, 2019 ($ in millions):

	Lease Revenue (ASC 842)	Contract Revenue (ASC 606)	Total Long-Term Revenue
2019 remaining	$222	$51	$273
2020	171	38	209
2021	95	30	125
2022	59	25	84
2023	37	17	54
2024	16	6	22
Thereafter	87	12	99
Total	$687	$179	$866

The above table does not include the future minimum lease revenue from the renewable businesses within the MIC Hawaii reportable segment. The payments from these leases are considered variable as they are based on the output of the underlying assets (i.e. energy generated).

14. Related Party Transactions

Management Services

At March 31, 2019 and December 31, 2018, the Manager held 12,659,467 shares and 12,477,438 shares, respectively, of the Company’s common stock. Pursuant to the terms of the Third Amended and Restated Management Services Agreement (Management Services Agreement), the Manager may sell these shares at any time. Under the Management Services Agreement, the Manager, at its option, may reinvest base management fees and performance fees, if any, in shares of the Company.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

14. Related Party Transactions  – (continued)

Since January 1, 2018, the Company paid the Manager cash dividends on shares held for the following periods:

Declared	Period Covered	$ per Share	Record Date	Payable Date	Cash Paid to Manager (in millions)
April 29, 2019	First quarter 2019	$1.00	May 13, 2019	May 16, 2019		(1)
February 14, 2019	Fourth quarter 2018	1.00	March 4, 2019	March 7, 2019	$13
October 30, 2018	Third quarter 2018	1.00	November 12, 2018	November 15, 2018	12
July 31, 2018	Second quarter 2018	1.00	August 13, 2018	August 16, 2018	11
May 1, 2018	First quarter 2018	1.00	May 14, 2018	May 17, 2018	6
February 19, 2018	Fourth quarter 2017	1.44	March 5, 2018	March 8, 2018	8

(1)	The amount of dividend payable to the Manager for the first quarter of 2019 will be determined on May 13, 2019, the record date.

Under the Management Services Agreement, subject to the oversight and supervision of the Company’s Board, the Manager is responsible for and oversees the management of the Company’s operating businesses. In addition, the Manager has the right to appoint the Chairman of the Board, subject to minimum equity ownership, and to assign, or second, to the Company, two of its employees to serve as chief executive officer and chief financial officer of the Company and seconds or makes other personnel available as required.

In accordance with the Management Services Agreement, the Manager is entitled to a monthly base management fee based primarily on the Company’s market capitalization, and potentially a quarterly performance fee based on total shareholder returns relative to a U.S. utilities index. Currently, the Manager has elected to reinvest the future base management fees and performance fees, if any, in additional shares. For the quarters ended March 31, 2019 and 2018, the Company incurred base management fees of $8 million and $13 million, respectively. The Company did not incur any performance fees for the quarters ended March 31, 2019 and 2018.

Effective November 1, 2018, the Manager waived two portions of the base management fee to which it was entitled under the terms of the Management Services Agreement. In effect, the waivers cap the base management fee at 1% of the Company’s equity market capitalization less any cash balances at the holding company. The waiver applies only to the calculation of the base management fees and not to the remainder of the Management Services Agreement. The Manager reserves the right to revoke the waivers and revert to the prior terms of the Management Services Agreement, subject to providing the Company with not less than a one year notice. A revocation of the waiver would not trigger a recapture of previously waived fees.

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

14. Related Party Transactions  – (continued)

The unpaid portion of the base management fees and performance fees, if any, at the end of each reporting period is included in Due to Manager-related party in the consolidated condensed balance sheets.

Period	Base Management Fee Amount ($ in millions)	Performance Fee Amount ($ in millions)	Shares Issued
2019 Activities:
First quarter 2019	$8	$—	184,448	(1)
2018 Activities:
Fourth quarter 2018	$9	$—	220,208
Third quarter 2018	12	—	269,286
Second quarter 2018	11	—	277,053
First quarter 2018	13	—	265,002

(1)	The Manager elected to reinvest all of the monthly base management fees for the first quarter of 2019 in shares. The Company issued 184,448 shares for the quarter ended March 31, 2019, including 62,467 shares that were issued in April 2019 for the March 2019 monthly base management fee.

The Manager is not entitled to any other compensation and all costs incurred by the Manager, including compensation of seconded staff, are paid by the Manager out of its base management fee. However, the Company is responsible for other direct costs including, but not limited to, expenses incurred in the administration or management of the Company and its subsidiaries, income taxes, audit and legal fees, acquisitions and dispositions and its compliance with applicable laws and regulations. During the quarters ended March 31, 2019 and 2018, the Manager charged the Company $246,000 and $268,000, respectively, for reimbursement of out-of-pocket expenses. The unpaid portion of the out-of-pocket expenses at the end of the reporting period is included in Due to Manager-related party in the consolidated condensed balance sheets.

Other Services

The Company uses the resources of the Macquarie Group with respect to a range of advisory, procurement, insurance, hedging, lending and other services. Engagements involving members of the Macquarie Group are reviewed and approved by the Audit Committee of the Company’s Board. Macquarie Group affiliates are engaged on an arm’s length basis and frequently as a member of a syndicate of providers whose other members establish the terms of the interaction.

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

Long-Term Debt

In January 2018, the Company completed the refinancing and upsizing of its senior secured revolving credit facility to $600 million from $410 million and extended the maturity through January 3, 2022. As part of the refinancing and upsizing, MIHI LLC’s $50 million commitment was replaced by a $40 million commitment from Macquarie Capital Funding LLC. As part of the closing, the Company paid Macquarie Capital Funding LLC $80,000 in closing fees.

Prior to the refinancing in January 2018, the Company incurred $4,000 in interest expense related to MIHI LLC’s portion of the MIC senior secured revolving credit facility. Subsequent to the refinancing in

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

14. Related Party Transactions  – (continued)

January 2018, for the quarters ended March 31, 2019 and 2018, the Company incurred $34,000 and $107,000, respectively, in interest expense related to Macquarie Capital Funding LLC’s portion of the MIC senior secured revolving credit facility.

Other Transactions

In May 2018, the Company sold its equity interest in projects involving two properties to Macquarie Infrastructure and Real Assets, Inc. (MIRA Inc.), an affiliate of the Manager, for their cost of $27 million. The Company retained the right to 20% of any gain on a subsequent sale by MIRA Inc. to a third party of a more than 50% interest in either or both of the projects.

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

Shareholder Litigation

On April 23, 2018, a complaint captioned City of Riviera Beach General Employees Retirement System v. Macquarie Infrastructure Corp., et al., Case 1:18-cv-03608 (VSB), was filed in the United States District Court for the Southern District of New York. A substantially identical complaint captioned Daniel Fajardo v. Macquarie Infrastructure Corporation, et al., Case No. 1:18-cv-03744 (VSB) was filed in the same court on April 27, 2018. Both complaints asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder on behalf of a putative class consisting of all purchasers of MIC common stock between February 22, 2016 and February 21, 2018. The named defendants in both cases were the Company and four current or former officers of MIC and one of its subsidiaries, IMTT Holdings LLC. The complaints in both actions allege that the Company and the individual defendants knowingly made material misstatements and omitted material facts in its public disclosures concerning the Company’s and IMTT’s business and the sustainability of the Company’s dividend to stockholders. On January 30, 2019, the Court issued an opinion and order consolidating the two cases, appointing Moab Partners, L.P. (Moab) as Lead Plaintiff, approving Moab’s selection of lead counsel. On February 20, 2019, Moab filed a consolidated class action complaint. In addition to the claims noted above, the consolidated class action complaint also asserts claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 relating to the Company’s November 2016 secondary public offering of common stock. The consolidated amended complaint also adds Macquarie Infrastructure Management (USA) Inc., Barclays Capital Inc. and seven additional current or former officers or directors of MIC as defendants. On April 22, 2019, the Company and the other defendants filed motions to dismiss the consolidated class action complaint in its entirety, with prejudice. The Company intends to continue to vigorously contest the claims asserted, which the Company believes are entirely meritless.

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

MACQUARIE INFRASTRUCTURE CORPORATION

NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

15. Legal Proceedings and Contingencies  – (continued)

Proceedings in the Wright, Greenlee and Johnson cases are otherwise stayed pending resolution of an anticipated motion to dismiss the securities class actions described above. The Company expects that the named defendants will vigorously contest the claims asserted in the Wright, Greenlee and Johnson complaints.

16. Subsequent Events

Dividend

On April 29, 2019, the Board declared a dividend of $1.00 per share for the quarter ended March 31, 2019, which is expected to be paid on May 16, 2019 to holders of record on May 13, 2019.

PART II

OTHER INFORMATION

Item 1. Legal Proceedings

There have been no changes to legal proceedings set forth under Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 20, 2019, except for the following:

Shareholder Litigation

On April 23, 2018, a complaint captioned City of Riviera Beach General Employees Retirement System v. Macquarie Infrastructure Corp., et al., Case 1:18-cv-03608 (VSB), was filed in the United States District Court for the Southern District of New York. A substantially identical complaint captioned Daniel Fajardo v. Macquarie Infrastructure Corporation, et al., Case No. 1:18-cv-03744 (VSB) was filed in the same court on April 27, 2018. Both complaints asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder on behalf of a putative class consisting of all purchasers of MIC common stock between February 22, 2016 and February 21, 2018. The named defendants in both cases were the Company and four current or former officers of MIC and one of its subsidiaries, IMTT Holdings LLC. The complaints in both actions allege that the Company and the individual defendants knowingly made material misstatements and omitted material facts in its public disclosures concerning the Company’s and IMTT’s business and the sustainability of the Company’s dividend to stockholders. On January 30, 2019, the Court issued an opinion and order consolidating the two cases, appointing Moab Partners, L.P. (Moab) as Lead Plaintiff, approving Moab’s selection of lead counsel. On February 20, 2019, Moab filed a consolidated class action complaint. In addition to the claims noted above, the consolidated class action complaint also asserts claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 relating to the Company’s November 2016 secondary public offering of common stock. The consolidated amended complaint also adds Macquarie Infrastructure Management (USA) Inc., Barclays Capital Inc. and seven additional current or former officers or directors of MIC as defendants. On April 22, 2019, the Company and the other defendants filed motions to dismiss the consolidated class action complaint in its entirety, with prejudice. The Company intends to continue to vigorously contest the claims asserted, which the Company believes are entirely meritless.

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

Item 1A. Risk Factors

There have been no material changes to the risk factors set forth under Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 20, 2019.

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

MACQUARIE INFRASTRUCTURE CORPORATION (Registrant)
Dated: May 1, 2019	By: /s/ Christopher Frost Name: Christopher Frost Title: Chief Executive Officer
Dated: May 1, 2019	By: /s/ Liam Stewart Name: Liam Stewart Title: Chief Financial Officer

EXHIBIT INDEX

Number	Description
3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 21, 2015).
3.2	Amended and Restated Bylaws of the Registrant, dated as of February 18, 2016 (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on February 23, 2016).
10.1*	First Amendment, dated as of March 26, 2019, to Note Purchase Agreement, dated May 8 2015, among ITT Holdings LLC and the purchasers named therein.
31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer
32.2**	Section 1350 Certification of Chief Financial Officer
101.0*	The following materials from the Quarterly Report on Form 10-Q of Macquarie Infrastructure Corporation for the quarter ended March 31, 2019, filed on May 1, 2019, formatted in Extensible Business Reporting Language (XBRL): (i) the Consolidated Condensed Balance Sheets as of March 31, 2019 (Unaudited) and December 31, 2018, (ii) the Consolidated Condensed Statements of Operations for the quarters ended March 31, 2019 and 2018 (Unaudited), (iii) the Consolidated Condensed Statements of Comprehensive Income for the quarters ended March 31, 2019 and 2018 (Unaudited), (iv) the Consolidated Condensed Statements of Stockholders’ Equity for the quarters ended March 31, 2019 and 2018 (Unaudited), (v) the Consolidated Condensed Statements of Cash Flows for the quarters ended March 31, 2019 and 2018 (Unaudited) and (vi) the Notes to Consolidated Condensed Financial Statements (Unaudited).

*	Filed herewith.
**	Furnished herewith.

E-1