Form 10-Q
period 2019-06-30
Macquarie Infrastructure Corp
filed 2019-07-31
CIK 1289790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________

FORM 10-Q
_____________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Transition Period from             to
Commission File Number: 001-32384
_____________________________
MACQUARIE INFRASTRUCTURE CORPORATION
(Exact Name of Registrant as Specified in Its Charter)
_____________________________

Delaware	43-2052503
(State or Other Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
125 West 55th Street
New York, New York 10019
(Address of Principal Executive Offices) (Zip Code)
(212) 231-1000
(Registrant’s Telephone Number, Including Area Code)

(Former Name, Former Address and Former Fiscal Year if Changed Since Last Report): N/A
_____________________________
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange
Act). Yes ☐No ☒
There were 86,260,548 shares of common stock, with $0.001 par value, outstanding at July 30, 2019.

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
MIC is externally managed by Macquarie Infrastructure Management (USA) Inc. (our Manager), pursuant to the terms of a Management Services Agreement, subject to the oversight and supervision of our Board. The majority of the members of our Board, and each member of all Board committees, is independent and has no affiliation with Macquarie. Our Manager is a member of the Macquarie Group of companies comprising Macquarie Group Limited and its subsidiaries and affiliates worldwide. Macquarie Group Limited is headquartered in Australia and is listed on the Australian Securities Exchange.
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

•	Corporate and Other: comprising MIC Corporate (holding company), a shared services center and other smaller businesses.
Effective October 1, 2018, the Bayonne Energy Center (BEC) and substantially all of the Company’s portfolio of solar and wind power generation businesses were classified as discontinued operations and the Company’s Contracted Power segment was eliminated. Effective January 1, 2019, the Company’s majority interest in a renewable power development business was also classified as a discontinued operation and thereafter a sale process related to this interest was commenced. The Company did not restate the prior period related to the commencement of the sale process as the disposition was deemed insignificant. A remaining relationship with a third-party developer of renewable power facilities has been reported as a component of Corporate and Other through the expiration of the relationship in July 2019. All prior comparable periods have been restated to reflect this change.
In July 2019, the Company completed the sales of its wind power generating portfolio, all but one of the assets in its solar power generating portfolio and its majority interest in a renewable development business. The remainder of the operating solar portfolio is expected to close in August 2019. For additional information, see Note 3, “Discontinued Operations and Dispositions”, in our Notes to Consolidated Condensed Financial Statements in Part I of this Form 10-Q.
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
At IMTT, we focus on providing bulk liquid storage, handling and other services pursuant to “take-or-pay” contracts to customers who place a premium on ease of access and operational flexibility. The revenue weighted average remaining contract life was 1.9 years at June 30, 2019.
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
Dividends
Since January 1, 2018, MIC has paid or declared the following dividends:

Declared	Period Covered	$ per Share	Record Date	Payable Date
July 30, 2019	Second quarter 2019	$1.00	August 12, 2019	August 15, 2019
April 29, 2019	First quarter 2019	1.00	May 13, 2019	May 16, 2019
February 14, 2019	Fourth quarter 2018	1.00	March 4, 2019	March 7, 2019
October 30, 2018	Third quarter 2018	1.00	November 12, 2018	November 15, 2018
July 31, 2018	Second quarter 2018	1.00	August 13, 2018	August 16, 2018
May 1, 2018	First quarter 2018	1.00	May 14, 2018	May 17, 2018
February 19, 2018	Fourth quarter 2017	1.44	March 5, 2018	March 8, 2018
We intend to provide investors with the benefits of access to a portfolio of infrastructure and infrastructure-like businesses that we believe will generate growing amounts of cash flow over time as a result of their positive correlation with inflation and provision of basic services to customers. Consistent with this, we intend to distribute the majority of the cash generated from operations of our businesses as a quarterly cash dividend. Our Board has authorized a quarterly cash dividend of $1.00 per share for the quarter ended June 30, 2019.
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
Recent Developments
2.875% Convertible Senior Notes due July 2019
On July 15, 2019, the Company repaid the outstanding balance of $350 million on its 2.875% Convertible Senior Notes due July 2019 at maturity using cash on hand.
Business Divestitures
During the fourth quarter of 2018, the Company commenced a sale process involving its portfolios of 142 megawatts (MW) (gross) of solar generation assets and 203 MW (gross) of wind generation assets, both of which had been designated as discontinued operations. In April 2019, the Company entered into agreements for the sale of these portfolios and completed the sale of its wind power generating portfolio and all but one of the assets in its solar power generating portfolio in July 2019. The remainder of the operating solar portfolio is expected to close in August 2019. In July 2019, the Company also completed the sale of its majority interest in a renewable power development business. The aggregate gross proceeds to the Company from the above sales are expected to be approximately $276 million or approximately $210 million net of taxes and transaction related expenses. Upon closing of the transactions involving the portfolios of operating solar and wind assets, MIC will deconsolidate $297 million of long-term debt. For additional information, see Note 3, “Discontinued Operations and Dispositions”, in our Notes to Consolidated Condensed Financial Statements in Part I of this Form 10-Q.
Results of Operations
Consolidated
Consistent with our strategic objective of divesting of smaller and non-core businesses, in July 2019, we completed the sales of our wind power generating portfolio, all but one of the assets in our solar power generating portfolio and our majority interest in a renewable development business. The remainder of the operating solar portfolio is expected to close in August 2019. We also concluded a relationship with a third party developer of renewable power facilities in July 2019.
In July 2019, we fully repaid the outstanding balance of $350 million of 2.875% Convertible Senior Notes that matured on July 15, 2019 using cash on hand. The repayment of the Notes using available cash had no impact on our net debt outstanding (long-term debt less cash). Proforma for the sales of the renewable businesses and the deconsolidation of the related debt, leverage at July 31, 2019 was 3.6 times net debt/EBITDA from 4.0 times at the end of the second quarter.
For the quarter and six months ended June 30, 2019, our consolidated results reflect: (i) increases in the volume of fuel sold and hangar rental income at Atlantic Aviation; (ii) the positive impact of new utility rates implemented in July 2018 at Hawaii Gas; and (iii) the sale of the mechanical contractor business by our MIC Hawaii segment and the sale of an environmental services business by our IMTT segment. Our consolidated results for the six months ended June 30, 2019 also included proceeds received in respect of the termination of an agreement with the owner of a refinery at IMTT’s terminal in St. Rose, LA (the refinery termination payment) and fee income from a third party developer of renewable power projects recorded as a component of Corporate and Other. Contributions to the results for the quarter and six months ended June 30, 2019 were partially offset by the expected lower storage utilization levels and average storage rates at IMTT and overall higher professional services fees.
Results for discontinued operations decreased for the quarter and six months ended June 30, 2019 compared with the quarter and six months ended June 30, 2018 primarily due to the sale of BEC in October 2018.

Results of Operations: Consolidated – (continued)

Our consolidated results of operations are as follows:

	Quarter Ended June 30,		Change Favorable/(Unfavorable)		Six Months Ended June 30,		Change Favorable/(Unfavorable)
	2019	2018	$	%	2019	2018	$	%
	($ In Millions, Except Share and Per Share Data) (Unaudited)
Revenue
Service revenue	$355	$376	(21)	(6)	$773	$779	$(6)	(1)
Product revenue	61	60	1	2	125	124	1	1
Total revenue	416	436	(20)	(5)	898	903	(5)	(1)
Costs and expenses
Cost of services	162	180	18	10	330	367	37	10
Cost of product sales	45	41	(4)	(10)	85	89	4	4
Selling, general and administrative	84	82	(2)	(2)	164	162	(2)	(1)
Fees to Manager-related party	7	11	4	36	15	24	9	38
Depreciation	48	47	(1)	(2)	96	94	(2)	(2)
Amortization of intangibles	15	17	2	12	30	33	3	9
Total operating expenses	361	378	17	4	720	769	49	6
Operating income	55	58	(3)	(5)	178	134	44	33
Other income (expense)
Interest income	1	—	1	NM	4	—	4	NM
Interest expense(1)	(46)	(25)	(21)	(84)	(88)	(43)	(45)	(105)
Other (expense) income, net	(2)	6	(8)	(133)	2	6	(4)	(67)
Net income from continuing operations before income taxes	8	39	(31)	(79)	96	97	(1)	(1)
Provision for income taxes	(2)	(12)	10	83	(26)	(30)	4	13
Net income from continuing operations	$6	$27	(21)	(78)	$70	$67	$3	4
Discontinued Operations
Net income from discontinued operations before income taxes	$5	$9	(4)	(44)	$8	$15	$(7)	(47)
(Provision) benefit for income taxes	(2)	—	(2)	NM	—	1	(1)	(100)
Net income from discontinued operations	$3	$9	(6)	(67)	$8	$16	$(8)	(50)
Net income	$9	$36	(27)	(75)	$78	$83	$(5)	(6)
Net income from continuing operations	$6	$27	(21)	(78)	$70	$67	$3	4
Net income from continuing operations attributable to MIC	$6	$27	(21)	(78)	$70	$67	$3	4
Net income from discontinued operations	$3	$9	(6)	(67)	$8	$16	$(8)	(50)
Less: net loss attributable to noncontrolling interests	(2)	(2)	—	—	(3)	(32)	(29)	(91)
Net income from discontinued operations attributable to MIC	$5	$11	(6)	(55)	$11	$48	$(37)	(77)
Net income attributable to MIC	$11	$38	(27)	(71)	$81	$115	$(34)	(30)
Basic income per share from continuing operations attributable to MIC	$0.07	$0.32	(0.25)	(78)	$0.81	$0.79	$0.02	3
Basic income per share from discontinued operations attributable to MIC	0.06	0.13	(0.07)	(54)	0.13	0.57	(0.44)	(77)
Basic income per share attributable to MIC	$0.13	$0.45	(0.32)	(71)	$0.94	$1.36	$(0.42)	(31)
Weighted average number of shares outstanding: basic	86,073,372	85,082,209	991,163	1	85,973,308	84,952,551	1,020,757	1
___________
NM — Not meaningful

(1)
Interest expense includes losses on derivative instruments of $8 million and $12 million for the quarter and six months ended June 30, 2019, respectively. For the quarter and six months ended June 30, 2018, interest expense includes gains on derivative instruments of $4 million and $14 million, respectively.

Results of Operations: Consolidated – (continued)

Revenue
Consolidated revenues decreased for the quarter and six months ended June 30, 2019 compared with the quarter and six months ended June 30, 2018 primarily as a result of, (i) the sale of the mechanical contractor business by our MIC Hawaii segment; (ii) the sale of an environmental services business by IMTT; (iii) lower storage utilization and lower average storage rates at IMTT; and (iv) lower wholesale cost of fuel, partially offset by increases in hangar rentals and volume of fuel sold at Atlantic Aviation. Consolidated revenues for the six months ended June 30, 2019 also included the refinery termination payment received by IMTT.
Cost of Services and Product Sales
Consolidated cost of services and product sales decreased for the quarter and six months ended June 30, 2019 compared with the quarter and six months ended June 30, 2018 primarily as a result of, (i) the absence of costs related to the mechanical contractor business at MIC Hawaii and the environmental services business at IMTT; and (ii) lower wholesale cost of fuel at Atlantic Aviation.
For the quarter and six months ended June 30, 2019, MIC Hawaii recorded unfavorable changes in unrealized gains (losses) on commodity hedges at Hawaii Gas versus the prior comparable periods. See “Results of Operations — MIC Hawaii” below).
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased for the quarter and six months ended June 30, 2019 compared with the quarter and six months ended June 30, 2018 primarily as a result of, (i) higher professional services fees, including costs incurred in connection with defending litigation and other legal matters; (ii) consulting expenses incurred in conjunction with our evaluation of opportunities for improved efficiencies; (iii) higher salaries and benefits; and (iv) expenses related to a long-term incentive compensation plan for senior management of the operating businesses implemented in 2019. The increase in selling, general and administrative expenses was partially offset by the absence of expenses related to businesses that were sold during 2018 and lower costs incurred in connection with the evaluation of various investment and acquisition and disposition opportunities.
Fees to Manager
Our Manager is entitled to a monthly base management fee based on our market capitalization and potentially a quarterly performance fee based on total stockholder returns relative to a U.S. utilities index. For the quarter and six months ended June 30, 2019, we incurred base management fees of $7 million and $15 million, respectively, compared with $11 million and $24 million for the quarter and six months ended June 30, 2018, respectively. Base management fees decreased for the quarter and six months ended June 30, 2019 compared with the quarter and six months ended June 30, 2018 primarily due to the Manager’s waiver of two elements of the base management fee to which it is entitled and a reduction in the market capitalization of our Company. For the quarter and six months ended June 30, 2019, base management fees were calculated on the equity market capitalization of our Company less cash on hand at the holding company. No performance fees were incurred in either of the current or prior comparable periods. The unpaid portion of base management fees and performance fees, if any, at the end of each reporting period is included in the line item Due to Manager-related party in our consolidated condensed balance sheets.
In all of the periods shown below, our Manager elected to reinvest any fees to which it was entitled in new primary shares. In accordance with the Third Amended and Restated Management Services Agreement, our Manager has currently elected to reinvest future base management fees and performance fees, if any, in new primary shares.

Period	Base Management Fee Amount ($ in millions)	Performance Fee Amount ($ in millions)	Shares Issued
2019 Activities:
Second quarter 2019	$7	$—	192,103	(1)
First quarter 2019	8	—	184,448

2018 Activities:
Fourth quarter 2018	$9	$—	220,208
Third quarter 2018	12	—	269,286
Second quarter 2018	11	—	277,053
First quarter 2018	13	—	265,002
___________

(1)
Our Manager elected to reinvest all of the monthly base management fees for the second quarter of 2019 in shares. We issued 192,103 shares for the quarter ended June 30, 2019, including 64,602 shares that were issued in July 2019 for the June 2019 monthly base management fee.

Results of Operations: Consolidated – (continued)

Depreciation
Depreciation expense increased for the quarter and six months ended June 30, 2019 compared with the quarter and six months ended June 30, 2018 primarily as a result of assets placed in service.
Amortization of Intangibles
Amortization of intangibles decreased for the quarter and six months ended June 30, 2019 compared with the quarter and six months ended June 30, 2018 primarily due to sales of certain smaller and non-core businesses in 2018.
Interest Expense and (Losses) Gains on Derivative Instruments
Interest expense includes losses on derivative instruments of $8 million and $12 million for the quarter and six months ended June 30, 2019, respectively, and gains on derivative instruments of $4 million and $14 million for the quarter and six months ended June 30, 2018, respectively. Gains (losses) on derivatives recorded in interest expense are attributable to the change in fair value of interest rate hedging instruments. Excluding the derivative adjustments, cash interest expense was $31 million and $59 million for the quarter and six months ended June 30, 2019, respectively, compared with $25 million and $48 million for the quarter and six months ended June 30, 2018. The increase in cash interest expense reflects primarily an increase in the weighted average interest rate of all debt facilities. See discussions of interest expense for each of our operating businesses below.
Other (Expense) Income, net
Other (expense) income, net, decreased for the quarter and six months ended June 30, 2019 compared with the quarter and six months ended June 30, 2018 primarily due to the decrease in fee income from a third party developer of renewable power facilities. The relationship with the developer concluded during July 2019.
Income Taxes
We file a consolidated federal income tax return that includes the financial results of IMTT, Atlantic Aviation, MIC Hawaii and our allocable share of the taxable income (loss) from the solar and wind facilities in discontinued operations. The solar and wind facilities in which we own less than 100% of the equity are held in limited liability companies that are treated as partnerships for tax purposes. Pursuant to a tax sharing agreement, the businesses included in our consolidated federal income tax return pay MIC an amount equal to the federal income tax each would have paid on a standalone basis as if they were not part of the consolidated federal income tax return. In addition, our businesses file income tax returns and may pay taxes in the state and local jurisdictions in which they operate.
We expect our current year federal taxable income from continuing operations for the year ending December 31, 2019 to be approximately $128 million and current year state income taxes to be approximately $15 million including tax benefits associated with planned capital deployments between $250 million and $275 million. Our federal Net Operating Losses (NOLs) carryforward at December 31, 2018 was $152 million. In calculating our consolidated state income tax provision, we have provided a valuation allowance for certain state income tax NOLs, the use of which is uncertain. These estimates exclude the impact of gains from announced sales of assets concluded and expected to be concluded during the third quarter of 2019. The gains, or deployment of less than the anticipated amounts of growth capital, would increase our federal and state income taxes payable.
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

Results of Operations: Consolidated – (continued)

We use Free Cash Flow as a measure of our ability to sustain and potentially increase our quarterly cash dividend and funding a portion of our growth. GAAP metrics such as net income (loss) do not provide us with the same level of visibility into our performance and prospects as a result of: (i) the capital intensive nature of our businesses and the generation of non-cash depreciation and amortization; (ii) shares issued to our external Manager under the Management Services Agreement; (iii) our ability to defer all or a portion of current federal income taxes; (iv) non-cash unrealized gains or losses on derivative instruments; (v) gains (losses) on disposal of assets; (vi) non-cash compensation expenses related to a long-term incentive compensation plan for senior management of the operating businesses implemented in 2019; and (vii) pension expenses. Pension expenses primarily consist of interest cost, expected return on plan assets and amortization of actuarial and performance gains and losses. Any cash contributions to pension plans are reflected as a reduction to Free Cash Flow and are not included in pension expense. We believe that external consumers of our financial statements, including investors and research analysts, use Free Cash Flow both to assess MIC’s performance and as an indicator of its success in generating an attractive risk-adjusted total return.
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

	Quarter Ended June 30,		Change Favorable/(Unfavorable)		Six Months Ended June 30,		Change Favorable/(Unfavorable)
	2019	2018	$	%	2019	2018	$	%

	($ In Millions) (Unaudited)
Net income from continuing operations	$6	$27			$70	$67
Interest expense, net(1)	45	25			84	43
Provision for income taxes	2	12			26	30
Depreciation	48	47			96	94
Amortization of intangibles	15	17			30	33
Fees to Manager-related party	7	11			15	24
Other non-cash expense, net(2)	9	2			13	11
EBITDA excluding non-cash items-continuing operations	$132	$141	(9)	(6)	$334	$302	32	11

EBITDA excluding non-cash items-continuing operations	$132	$141			$334	$302
Interest expense, net(1)	(45)	(25)			(84)	(43)
Adjustments to derivative instruments recorded in interest expense(1)	11	(2)			18	(11)
Amortization of debt financing costs(1)	2	1			5	4
Amortization of debt discount(1)	1	1			2	2
Provision for current income taxes	(2)	(4)			(9)	(8)
Changes in working capital	9	3			(7)	(1)
Cash provided by operating activities-continuing operations	108	115			259	245
Changes in working capital	(9)	(3)			7	1
Maintenance capital expenditures	(13)	(8)			(23)	(18)
Free cash flow-continuing operations	86	104	(18)	(17)	243	228	15	7
Free cash flow-discontinued operations	7	20	(13)	(65)	14	33	(19)	(58)
Total Free Cash Flow	$93	$124	(31)	(25)	$257	$261	(4)	(2)
___________

(1)
Interest expense, net, includes adjustments to derivative instruments, non-cash amortization of deferred financing fees and non-cash amortization of debt discount related to the 2.00% Convertible Senior Notes due October 2023.

(2)
Other non-cash expense, net, primarily includes pension expense of $2 million and $4 million for the quarter and six month periods ended June 30, 2019 and 2018, respectively, unrealized gains (losses) on commodity hedges, expenses related to a long-term incentive compensation plan for senior management of the operating businesses implemented in 2019 and non-cash gains (losses) related to the disposal of assets. Pension expense primarily consists of interest cost, expected return on plan assets and amortization of actuarial and performance gains and losses. See “Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items and Free Cash Flow” above for further discussion.

Results of Operations: IMTT
The financial performance of IMTT is in large part a function of the amount of bulk liquid storage capacity the business has under contract and the rates for storage and other services achieved on those contracts. The portion of IMTT’s storage capacity under contract (utilization) averaged 82.9% and 82.7% for the quarter and six months ended June 30, 2019, respectively, compared with 86.1% and 87.1% for the quarter and six months ended June 30, 2018, respectively. Utilization averaged 82.5% for the quarter ended March 31, 2019. IMTT expects utilization rates to increase during the balance of 2019.

IMTT expects lower average rates for storage and handling of clean petroleum products in the New York Harbor to continue to negatively impact its financial results. The business believes that it will regain the ability to raise prices as the supply of storage in the market tightens. The impact of lower average rates is expected to be partially offset by an increase in utilization related to demand for storage and logistics of a range of products coinciding with the implementation of the International Maritime Organization’s IMO Marpol Annex VI (IMO 2020) regulations limiting the sulphur content of marine fuel. The new rules go into effect on January 1, 2020. The precise impact of the implementation of IMO 2020 on demand for storage and related services cannot be determined with certainty at this time.
IMTT is evaluating and implementing a number of initiatives related to repurposing existing storage capacity and repositioning the overall business:
Repurposing
In early 2018, IMTT announced that it could repurpose up to 3.0 million barrels of capacity on the Lower Mississippi River, of which approximately 1.3 million barrels were completed in 2018. IMTT is evaluating projects which would result in up to 1.0 million barrels of capacity being repurposed, subject to identification of a corresponding amount of customer demand.
Repositioning
Repositioning includes projects intended to leverage IMTT’s existing terminal locations through increases in capacity, capability and connectivity designed to meet customer demand and/or further diversify the mix of products handled. To date, IMTT has invested approximately $35 million of the approximately $175 million of previously announced repositioning projects. IMTT has experienced delays in the expenditures associated with certain projects in Louisiana due to construction restrictions by the U.S. Army Corps of Engineers as a result of higher than normal water levels on the Mississippi River. Most of the projects that have been delayed would not have been placed in service until late 2019 or early 2020, thus their impact on IMTT’s 2019 financial results is expected to be minimal.
The successful implementation of the repurposing and repositioning initiatives is, over time, expected to, (i) improve utilization and average storage rates; (ii) increase exposure to those products that we believe have better growth prospects; (iii) generate a larger proportion of IMTT’s revenue from longer-dated contracts; and, (iv) reduce IMTT's exposure to short-term contracts for heavy and residual oil storage.

Results of Operations: IMTT – (continued)

	Quarter Ended June 30,		Change Favorable/(Unfavorable)		Six Months Ended June 30,		Change Favorable/(Unfavorable)
	2019	2018			2019	2018
	$	$	$	%	$	$	$	%

	($ In Millions) (Unaudited)
Revenue	119	129	(10)	(8)	280	268	12	4
Cost of services	49	50	1	2	99	104	5	5
Selling, general and administrative expenses	9	8	(1)	(13)	17	17	—	—
Depreciation and amortization	33	33	—	—	66	66	—	—
Operating income	28	38	(10)	(26)	98	81	17	21
Interest expense, net(1)	(15)	(11)	(4)	(36)	(28)	(19)	(9)	(47)
Provision for income taxes	(4)	(8)	4	50	(20)	(18)	(2)	(11)
Net income	9	19	(10)	(53)	50	44	6	14
Reconciliation of net income to EBITDA excluding non-cash items and a reconciliation of cash provided by operating activities to Free Cash Flow:
Net income	9	19			50	44
Interest expense, net(1)	15	11			28	19
Provision for income taxes	4	8			20	18
Depreciation and amortization	33	33			66	66
Other non-cash expense, net(2)	3	3			4	5
EBITDA excluding non-cash items	64	74	(10)	(14)	168	152	16	11
EBITDA excluding non-cash items	64	74			168	152
Interest expense, net(1)	(15)	(11)			(28)	(19)
Adjustments to derivative instruments recorded in interest expense(1)	5	(1)			7	(5)
Amortization of debt financing costs(1)	—	—			1	—
Provision for current income taxes	(1)	(4)			(12)	(8)
Changes in working capital	2	6			10	11
Cash provided by operating activities	55	64			146	131
Changes in working capital	(2)	(6)			(10)	(11)
Maintenance capital expenditures	(8)	(5)			(14)	(12)
Free cash flow	45	53	(8)	(15)	122	108	14	13
___________

(1)	Interest expense, net, includes adjustments to derivative instruments and non-cash amortization of deferred financing fees.

(2)
Other non-cash expenses, net, primarily includes pension expense of $2 million and $4 million for the quarter and six month periods ended June 30, 2019 and 2018, respectively, and expenses related to a long-term incentive compensation plan implemented in 2019. Pension expense primarily consists of interest cost, expected return on plan assets and amortization of actuarial and performance gains and losses. See “Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items and Free Cash Flow” above for further discussion.

Revenue
IMTT generates the majority of its revenue from contracts comprising a fixed monthly charge for access to or use of a specified amount of capacity, infrastructure or land. The monthly charge typically increases annually with inflation. We refer to revenue generated from such contracts or fixed charges as firm commitments. At June 30, 2019, firm commitments had a revenue weighted average remaining contract life of 1.9 years, although some customers, particularly those storing certain petroleum products, are renewing and initiating contracts for shorter durations. Certain contracts for chemical and vegetable oil products are renewing and initiating for longer durations. Revenue from firm commitments, excluding proceeds received

Results of Operations: IMTT – (continued)

related to the refinery termination payment in the quarter ended March 31, 2019, comprised 82.4% and 82.1% of total revenue for the quarter and trailing twelve months ended June 30, 2019, respectively.
For the quarter ended June 30, 2019, total revenue decreased by $10 million compared with the quarter ended June 30, 2018 primarily due to the absence of revenue as a result of the sale of an environmental services business in April 2018, the decline in utilization and lower average storage rates on new and renewing contracts.

For the six months ended June 30, 2019, total revenue increased by $12 million compared with the six months ended June 30, 2018 primarily due to the receipt of a $39 million termination payment related to the shutdown of a refinery. The increase was partially offset by the absence of revenue as a result of the sale of an environmental services business in April 2018, the decline in utilization and lower average storage rates on new and renewing contracts.
Cost of Services and Selling, General and Administrative Expenses

Cost of services and selling, general and administrative expenses combined were flat for the quarter ended June 30, 2019 and decreased by $5 million for the six months ended June 30, 2019 compared with the prior comparable periods. The decrease in costs were primarily due to the absence of costs due to the sale of an environmental services business, partially offset by an increase in property taxes assessed on the terminal at St. Rose LA, higher labor costs, expenses related to a long-term incentive compensation plan implemented in 2019 and increased repair and maintenance costs.
Interest Expense, Net
Interest expense includes losses on derivative instruments of $3 million and $5 million for the quarter and six months ended June 30, 2019, respectively, compared with gains on derivative instruments of $2 million and $6 million for the quarter and six months ended June 30, 2018, respectively. Excluding the derivative adjustments, cash interest expense was $10 million and $20 million for the quarter and six months ended June 30, 2019, respectively, compared with $12 million and $23 million for the quarter and six months ended June 30, 2018, respectively. The decreases in cash interest expense reflects lower average debt balances in 2019 compared with 2018.
Income Taxes
The taxable income generated by IMTT is reported on our consolidated federal income tax return. The business files standalone state and foreign income tax returns in the jurisdictions in which it operates. For the year ending December 31, 2019, the business expects to pay state and foreign taxes of approximately $6 million. The Provision for current income taxes of $12 million for the six months ended June 30, 2019 in the above table includes $6 million of state and foreign income tax expense and $6 million of federal income tax expense.
The majority of the difference between IMTT’s book and federal taxable income relates to depreciation of terminal fixed assets. For book purposes, these fixed assets are depreciated primarily over 5 to 30 years using the straight-line method of depreciation. For federal income tax purposes, these same fixed assets are depreciated primarily over 5 to 15 years using accelerated methods. In addition, most terminal fixed assets qualify for federal bonus tax depreciation. A significant portion of terminal fixed assets in Louisiana that were constructed in the period after Hurricane Katrina in 2005 were financed with GO Zone Bonds. GO Zone Bond financed assets are depreciated, for tax purposes, primarily over 9 to 20 years using the straight-line method. Most of the states in which the business operates do not allow the use of bonus tax depreciation. Louisiana allows the use of bonus tax depreciation other than for assets financed with GO Zone Bonds.
Maintenance Capital Expenditures
For the six months ended June 30, 2019, IMTT incurred maintenance capital expenditures of $14 million and $16 million on an accrual basis and cash basis, respectively, compared with $12 million and $13 million on an accrual basis and cash basis, respectively, for the six months ended June 30, 2018. IMTT expects to incur between $40 million and $50 million of maintenance capital expenditures in 2019 compared with $33 million in 2018. The increase in maintenance capital expenditures in 2019 is the result of an estimated $12 million expenditure on the first phase of the rehabilitation of a pier in Bayonne. The total cost of maintaining the pier is expected to be approximately $30 million and the work is anticipated to be completed within three years.

Results of Operations: Atlantic Aviation
The fundamental driver of the performance of Atlantic Aviation is the number of GA flight movements in a given period. Based on data reported by the Federal Aviation Administration (FAA), industry-wide domestic GA flight movements was flat for the quarter end June 30, 2019 and increased slightly by 0.1% for the six months ended June 30, 2019 versus the prior comparable periods. The number of GA flight movements tends to be correlated with general economic activity over the long-term. Factors that could impact GA flight movements either positively or negatively in the short-term include traffic constraints due to repairs and maintenance of runways, weather conditions or events, the timing of public and religious holidays and events, including major sporting events.
According to the data reported by the FAA, the total number of GA flight movements at airports where Atlantic Aviation operates decreased by 0.6% and 0.1% during the quarter and six months ended June 30, 2019, respectively, versus the prior comparable periods. As noted above, Atlantic Aviation believes that growth in GA flight movements over the long term will continue to be positively correlated with growth in economic activity and GDP.
Atlantic Aviation seeks to extend FBO leases prior to their maturity in order to maintain visibility into the cash generating capacity of these assets over the long-term. Atlantic Aviation calculates a weighted average remaining lease life based on EBITDA excluding non-cash items in the prior calendar year adjusted for the impact of acquisitions and dispositions. The weighted average remaining lease life was 19.4 years at June 30, 2019 compared with 20.1 years at June 30, 2018.

Results of Operations: Atlantic Aviation – (continued)

	Quarter Ended June 30,		Change Favorable/(Unfavorable)		Six Months Ended June 30,		Change Favorable/(Unfavorable)
	2019	2018			2019	2018
	$	$	$	%	$	$	$	%
	($ In Millions) (Unaudited)
Revenue	236	233	3	1	494	480	14	3
Cost of services (exclusive of depreciation and amortization shown separately below)	113	116	3	3	231	233	2	1
Gross margin	123	117	6	5	263	247	16	6
Selling, general and administrative expenses	62	57	(5)	(9)	123	117	(6)	(5)
Depreciation and amortization	26	27	1	4	52	52	—	—
Operating income	35	33	2	6	88	78	10	13
Interest expense, net(1)	(22)	(4)	(18)	NM	(41)	(4)	(37)	NM
Other expense, net	—	(1)	1	100	—	(1)	1	100
Provision for income taxes	(4)	(8)	4	50	(13)	(20)	7	35
Net income	9	20	(11)	(55)	34	53	(19)	(36)
Reconciliation of net income to EBITDA excluding non-cash items and a reconciliation of cash provided by operating activities to Free Cash Flow:
Net income	9	20			34	53
Interest expense, net(1)	22	4			41	4
Provision for income taxes	4	8			13	20
Depreciation and amortization	26	27			52	52
Other non-cash expense, net(2)	1	1			1	1
EBITDA excluding non-cash items	62	60	2	3	141	130	11	8
EBITDA excluding non-cash items	62	60			141	130
Interest expense, net(1)	(22)	(4)			(41)	(4)
Convertible senior notes interest(3)	—	(2)			—	(4)
Adjustments to derivative instruments recorded in interest expense(1)	6	(1)			10	(5)
Amortization of debt financing costs(1)	1	—			2	1
Provision for current income taxes	(3)	(7)			(10)	(14)
Changes in working capital	6	4			2	10
Cash provided by operating activities	50	50			104	114
Changes in working capital	(6)	(4)			(2)	(10)
Maintenance capital expenditures	(3)	(2)			(5)	(3)
Free cash flow	41	44	(3)	(7)	97	101	(4)	(4)
___________
NM — Not meaningful

(1)	Interest expense, net, includes adjustments to derivative instruments and non-cash amortization of deferred financing fees.

(2)
Other non-cash expense, net, primarily includes expenses related to a long-term incentive compensation plan implemented in 2019 and non-cash gains (losses) related to the disposal of assets. See “Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items and Free Cash Flow” above for further discussion.

(3)
Represents the cash interest expense related to the holding company level 2.00% Convertible Senior Notes due October 2023 that was reclassified to Atlantic Aviation through December 6, 2018, the date of Atlantic Aviation’s refinancing. The proceeds from this note issuance in October 2016 were used principally to reduce the drawn balance on Atlantic Aviation’s revolving credit facility. Cash interest expense on the note issuance is recorded in Corporate and Other subsequent to December 6, 2018.

Results of Operations: Atlantic Aviation – (continued)

Atlantic Aviation generates the majority of its revenue from sales of jet fuel. Increases and decreases in the cost of jet fuel are generally passed through to consumers. Accordingly, revenue will fluctuate based on the cost of jet fuel to Atlantic Aviation and reported revenue may not reflect the business’ ability to effectively manage volume and gross margin. For example, an increase in revenue may be attributable to an increase in the cost of the jet fuel and not an increase in the volume sold to customers or margin per gallon earned by the business on those sales. Conversely, a decline in revenue may be attributable to a decrease in the cost of jet fuel and not a reduction in the volume sold to customers or margin per gallon earned by the business.
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
Revenue and Gross Margin
The majority of the revenue generated and gross margin earned by Atlantic Aviation is the result of fueling GA aircraft at facilities located on the 70 U.S. airports at which the business operates. Atlantic Aviation seeks to maintain and, where appropriate, increase dollar-based margins on fuel sales.
Revenue and gross margin are driven, in part, by the volume of fuel sold and the dollar-based margin/fee per gallon on those sales. Revenue increased for the quarter and six months ended June 30, 2019 compared with the quarter and six months ended June 30, 2018 as a result of increases in hangar rentals and the volume of fuel sold, partially offset by lower wholesale cost of fuel. The decrease in the wholesale cost of fuel was offset by a corresponding decrease in cost of services that, along with the increase in other services, contributed to an increase in gross margin for the quarter and six months ended June 30, 2019 compared with the quarter and six months ended June 30, 2018. The result for the quarter and six months ended June 30, 2019 does not include any material contribution from acquisitions in the prior comparable periods.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased for the quarter and six months ended June 30, 2019 compared with the quarter and six months ended June 30, 2018 primarily as a result of higher salaries and benefits, expenses related to a long-term incentive compensation plan implemented in 2019, rent and professional fees.
Depreciation and Amortization
Depreciation and amortization expense decreased for the quarter ended June 30, 2019 compared with the quarter ended June 30, 2018 primarily as a result of intangible assets that have been fully amortized.
Operating Income
Operating income increased for the quarter and six months ended June 30, 2019 compared with the quarter and six months ended June 30, 2018 primarily due to the increase in gross margin, partially offset by the increase in selling, general and administrative expenses.
Interest Expense, Net
Interest expense includes losses on derivative instruments of $4 million and $6 million for the quarter and six months ended June 30, 2019, respectively, and gains on derivative instruments of $2 million and $7 million for the quarter and six months ended June 30, 2018, respectively. Excluding the derivative adjustments, cash interest expense was $15 million and $29 million for the quarter and six months ended June 30, 2019, respectively, compared with $7 million and $13 million for the quarter and six months ended June 30, 2018, respectively. The increase in cash interest expense reflects a higher average debt balance and a higher weighted average interest rate.
Cash interest expense for the quarter and six months ended June 30, 2018 includes the cash interest paid on the $403 million of holding company level 2.00% Convertible Senior Notes issued in October 2016. The proceeds from this note issuance in October 2016 were used principally to reduce the drawn balance of Atlantic Aviation’s revolving credit facility. Cash interest expense on this note issuance is included in Corporate and Other subsequent to December 6, 2018, the date of Atlantic Aviation's refinancing.
Income Taxes
The taxable income generated by Atlantic Aviation is included on our consolidated federal income tax return. The business files standalone state income tax returns in the majority of the states in which it operates. The tax expense in the table above includes both state taxes and the portion of the consolidated federal tax liability attributable to the business.

Results of Operations: Atlantic Aviation – (continued)

For the year ending December 31, 2019, the business expects to pay state income taxes of approximately $7 million. The Provision for current income taxes of $10 million for the six months ended June 30, 2019 in the above table includes $7 million of federal income tax expense and $3 million of state income tax expense.
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
Maintenance Capital Expenditures
For the six months ended June 30, 2019, Atlantic Aviation incurred maintenance capital expenditures of $5 million on both an accrual basis and cash basis, compared with $3 million on both an accrual basis and cash basis for the six months ended June 30, 2018.
Results of Operations: MIC Hawaii
The financial performance of MIC Hawaii is in large part a function of the number of customers served and their consumption of energy and the prices achieved in each of Hawaii Gas’s utility and non-utility operations and under power purchase agreements. The number of customers served tends to be correlated with general economic activity over the long term, while customer consumption trends and rates are dependent on customer demand, which is a function of, among other factors, energy efficiency, weather, the range of competitive energy sources and MIC Hawaii’s input commodity costs.
The increase in EBITDA excluding non-cash items from our MIC Hawaii businesses for the quarter and six months ended June 30, 2019 compared with the quarter and six months ended June 30, 2018 primarily reflects the impact of the Hawaii Gas utility general rate case and the sale of the mechanical contractor business, partially offset by a decrease in the volume of gas sold by Hawaii Gas. The increase in EBITDA excluding non-cash items from MIC Hawaii for the six months ended June 30, 2019 also reflects lower propane costs.
On December 21, 2018, the Hawaii Public Utilities Commission issued a Final Decision and Order in the rate case filed by Hawaii Gas in August 2017, authorizing an increase in regulated revenue of approximately $9 million or 8%. New rates went into effect on July 1, 2018.

Results of Operations: MIC Hawaii – (continued)

	Quarter Ended June 30,		Change Favorable/(Unfavorable)		Six Months Ended June 30,		Change Favorable/(Unfavorable)
	2019	2018			2019	2018
	$	$	$	%	$	$	$	%
	($ In Millions) (Unaudited)
Product revenue	61	60	1	2	125	124	1	1
Service revenue	—	15	(15)	(100)	—	33	(33)	(100)
Total revenue	61	75	(14)	(19)	125	157	(32)	(20)
Cost of product sales (exclusive of depreciation and amortization shown separately below)	45	41	(4)	(10)	85	89	4	4
Cost of services (exclusive of depreciation and amortization shown separately below)	—	14	14	100	—	30	30	100
Cost of revenue – total	45	55	10	18	85	119	34	29
Gross margin	16	20	(4)	(20)	40	38	2	5
Selling, general and administrative expenses	5	8	3	38	11	15	4	27
Depreciation and amortization	4	4	—	—	8	9	1	11
Operating income	7	8	(1)	(13)	21	14	7	50
Interest expense, net(1)	(2)	(2)	—	—	(5)	(3)	(2)	(67)
Other expense, net	(2)	—	(2)	NM	(2)	(1)	(1)	(100)
Provision for income taxes	(1)	(2)	1	50	(4)	(3)	(1)	(33)
Net income	2	4	(2)	(50)	10	7	3	43
Reconciliation of net income to EBITDA excluding non-cash items and a reconciliation of cash provided by operating activities to Free Cash Flow:
Net income	2	4			10	7
Interest expense, net(1)	2	2			5	3
Provision for income taxes	1	2			4	3
Depreciation and amortization	4	4			8	9
Other non-cash expense (income), net(2)	5	(1)			7	5
EBITDA excluding non-cash items	14	11	3	27	34	27	7	26
EBITDA excluding non-cash items	14	11			34	27
Interest expense, net(1)	(2)	(2)			(5)	(3)
Adjustments to derivative instruments recorded in interest expense(1)	—	—			1	(1)
Provision for current income taxes	—	—			(3)	(1)
Changes in working capital	3	—			1	(6)
Cash provided by operating activities	15	9			28	16
Changes in working capital	(3)	—			(1)	6
Maintenance capital expenditures	(2)	(1)			(4)	(3)
Free cash flow	10	8	2	25	23	19	4	21
___________
NM — Not meaningful

(1)	Interest expense, net, includes adjustments to derivative instruments related to interest rate swaps and non-cash amortization of deferred financing fees.

(2)
Other non-cash expense (income), net, primarily includes non-cash adjustments related to unrealized gains (losses) on commodity hedges, expenses related to a long-term incentive compensation plan implemented in 2019 and non-cash gains (losses) related to the disposal of assets. See “Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items and Free Cash Flow” above for further discussion.

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
Hawaii Gas generates a significant portion of its revenue from the sale of gas. Accordingly, revenue can fluctuate based on the wholesale cost of gas to Hawaii Gas and may not reflect the business’ ability to effectively manage volume and gross margin. For example, an increase in revenue may be attributable to an increase in the wholesale cost of gas passed through to Hawaii Gas’ customers and not an increase in the volume of gas sold to customers or margin per therm earned by the business. Conversely, a decline in revenue may be attributable to a decrease in the wholesale cost of gas passed through to Hawaii Gas’ customers and not a reduction in the volume of gas sold to customers or margin per therm earned by the business.
Gross margin, which we define as revenue less cost of product sales, excluding depreciation and amortization, is the effective “top line” for Hawaii Gas as it is reflective of the business’ ability to drive growth in the volume of products sold and the margins earned on those sales over time. We believe that investors use gross margin to evaluate the business as it is reflective of our performance in managing volume and price throughout the commodity cycle. Gross margin is reconciled to operating income — the most comparable GAAP measure — by subtracting selling, general and administrative expenses and depreciation and amortization in the table above.

Revenue and Gross Margin

Revenue decreased for the quarter and six months ended June 30, 2019 compared with the quarter and six months ended June 30, 2018 primarily as a result of the sale of the mechanical contractor business. Excluding the sale, revenue increased for the quarter and six month ended June 30, 2019 compared with the quarter and six months ended June 30, 2018 primarily as a result of the impact of the Hawaii Gas utility rate case.

Gross margin decreased by $4 million for the quarter ended June 30, 2019 compared with the quarter ended June 30, 2018 primarily as a result of changes in the value of unrealized commodity hedges. The business recorded an unrealized loss of $4 million on commodity hedges for both the quarter and six months ended June 30, 2019 compared with an unrealized gain of $1 million and unrealized loss of $3 million for the quarter and six months ended June 30, 2018, respectively. The change for the quarter ended June 30, 2019 versus the quarter ended June 30, 2018 reflects unfavorable movement in the forward curve for propane relative to hedge contracts in place and an increase in the proportion of expected propane purchases hedged.

Excluding the impact of changes in the value of commodity hedges and the sale of the mechanical contractor business, gross margin increased for the quarter and six months ended June 30, 2019 compared with the quarter and six months ended June 30, 2018 primarily due to the increase in contribution margin per therm from the utility rate case, partially offset by the decrease in the volume of gas sold by Hawaii Gas. The increase for the six month period also reflects lower propane costs at Hawaii Gas.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased for the quarter and six months ended June 30, 2019 compared with the quarter and six months ended June 30, 2018 due to the absence of costs from the mechanical contractor business. Excluding the sale of the mechanical contractor business, selling, general and administrative expenses were flat for the quarter ended June 30, 2019 and increased by approximately $1 million for the six months ended June 30, 2019 versus the prior comparable periods. Selling, general and administrative expenses also included cost related to a long-term incentive compensation plan implemented in 2019.

Depreciation and Amortization
Depreciation and amortization expense decreased for the six months ended June 30, 2019 compared with the six months ended June 30, 2018 primarily as a result of the sale of the mechanical contractor business.
Operating Income
Operating income decreased for the quarter ended June 30, 2019 compared with the quarter ended June 30, 2018 primarily due to the decrease in gross margin, partially offset by the decrease in selling, general and administrative expenses. Operating income increased for the six months ended June 30, 2019 compared with the six months ended June 30, 2018 primarily due to the decrease in selling, general and administrative expenses, increase in gross margin and the decrease in depreciation and amortization expense.

Results of Operations: MIC Hawaii – (continued)

Other expense, net
Other expense, net, primarily includes loss on disposal of assets for the quarter ended June 30, 2019 and other insignificant items.
Interest Expense, Net
Interest expense includes losses on derivative instruments of $1 million for both the quarter and six months ended June 30, 2019 compared with gains on derivative instruments of $1 million for the six months ended June 30, 2018. Excluding the derivative adjustments, cash interest expense was $2 million and $4 million for the quarter and six month periods ended June 30, 2019 and 2018, respectively.
Income Taxes
The taxable income generated by the MIC Hawaii businesses is reported on our consolidated federal income tax return. The businesses file standalone state income tax returns in Hawaii. The tax expense in the table above includes both the state tax and the portion of the consolidated federal tax liability attributable to the businesses. For the year ending December 31, 2019, the businesses expect to pay state income taxes of approximately $1 million. The Provision for current income taxes of $3 million for the six months ended June 30, 2019 in the above table includes $2 million of federal income tax expense and $1 million of state income tax expense.
Maintenance Capital Expenditures
For the six months ended June 30, 2019, MIC Hawaii incurred maintenance capital expenditures of $4 million both on an accrual basis and cash basis, respectively, compared with $3 million on both an accrual basis and cash basis for the six months ended June 30, 2018.

Results of Operations: Corporate and Other
Our Corporate and Other segment primarily comprises results from MIC Corporate, our shared services center and from our relationship with a developer of renewable power facilities (formerly reported in Contracted Power). The relationship with the developer concluded during July 2019.

	Quarter Ended June 30,		Change Favorable/(Unfavorable)		Six Months Ended June 30,		Change Favorable/(Unfavorable)
	2019	2018			2019	2018
	$	$	$	%	$	$	$	%
	($ In Millions) (Unaudited)
Selling, general and administrative expenses	8	10	2	20	14	15	1	7
Fees to Manager-related party	7	11	4	36	15	24	9	38
Operating loss	(15)	(21)	6	29	(29)	(39)	10	26
Interest expense, net(1)	(6)	(8)	2	25	(10)	(17)	7	41
Other income, net	—	7	(7)	(100)	4	8	(4)	(50)
Benefit for income taxes	7	6	1	17	11	11	—	—
Net loss	(14)	(16)	2	13	(24)	(37)	13	35
Reconciliation of net loss to EBITDA excluding non-cash items and a reconciliation of cash used in operating activities to Free Cash Flow:
Net loss	(14)	(16)			(24)	(37)
Interest expense, net(1)	6	8			10	17
Benefit for income taxes	(7)	(6)			(11)	(11)
Fees to Manager-related party	7	11			15	24
Other non-cash (income) expense, net	—	(1)			1	—
EBITDA excluding non-cash items	(8)	(4)	(4)	(100)	(9)	(7)	(2)	(29)
EBITDA excluding non-cash items	(8)	(4)			(9)	(7)
Interest expense, net(1)	(6)	(8)			(10)	(17)
Convertible senior notes interest(2)	—	2			—	4
Amortization of debt financing costs(1)	1	1			2	3
Amortization of debt discount(1)	1	1			2	2
Benefit for current income taxes	2	7			16	15
Changes in working capital	(2)	(7)			(20)	(16)
Cash used in operating activities	(12)	(8)			(19)	(16)
Changes in working capital	2	7			20	16
Free cash flow	(10)	(1)	(9)	NM	1	—	1	NM

___________
NM — Not meaningful

(1)	Interest expense, net, included non-cash amortization of deferred financing fees and non-cash amortization of debt discount related to the 2.00% Convertible Senior Notes due October 2023.

(2)
Represents the cash interest expense related to the 2.00% Convertible Senior Notes due October 2023 reclassified to Atlantic Aviation through December 6, 2018, the date of Atlantic Aviation’s refinancing. The proceeds from this note issuance in October 2016 were used principally to reduce the drawn balance on Atlantic Aviation’s revolving credit facility. Cash interest expense on this note issuance is included in Corporate and Other subsequent to December 6, 2018.

Results of Operations: Corporate and Other – (continued)

Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased for the quarter and six months ended June 30, 2019 compared with the quarter and six months ended June 30, 2018 primarily due to lower costs incurred in connection with the evaluation of various investment and acquisition and disposition opportunities and lower professional services fees, primarily in connection with defending litigation. The decreases were partially offset by consulting expenses incurred in connection with our evaluation of opportunities for improved efficiencies.
Fees to Manager
Fees to Manager for the quarter and six months ended June 30, 2019 comprise base management fees of $7 million and $15 million, respectively, compared with $11 million and $24 million for the quarter and six months ended June 30, 2018, respectively. Base management fees decreased for the quarter and six months ended June 30, 2019 versus the prior comparable periods primarily due to the Manager’s waiver of two elements of the base management fee to which it is entitled and a reduction in the market capitalization of our Company. For the quarter and six months ended June 30, 2019, base management fees were calculated on the equity market capitalization of our Company less cash on hand at the holding company. No performance fees were incurred in either of the current or prior comparable period.
Interest Expense, Net
Cash interest expense was $4 million and $6 million for the quarter and six months ended June 30, 2019 compared with $4 million and $8 million for the quarter and six months ended June 30, 2018. The decrease in cash interest expense for the six months ended June 30, 2019 compared with the six months ended June 30, 2018 primarily reflects a lower debt balance.
Cash interest expense for the quarter and six months ended June 30, 2018 excludes the cash interest paid on the $403 million of MIC Corporate 2.00% Convertible Senior Notes issued in October 2016 through the date of the refinancing of Atlantic Aviation’s debt on December 6, 2018. The proceeds from this note issuance in October 2016 were used principally to reduce the drawn balance of Atlantic Aviation’s revolving credit facility. Cash interest expense on this note issuance is included in Corporate and Other subsequent to December 6, 2018.
Other Income, Net
Other income, net, decreased for the quarter and six months ended June 30, 2019 compared with the quarter and six months ended June 30, 2018 primarily as a result of a reduction in fee income from a third party developer of renewable power facilities. The relationship with the developer concluded during July 2019.
Income Taxes
The Benefit for current income taxes of $16 million for the six months ended June 30, 2019 in the above table includes $15 million of federal income tax benefit and $1 million of state income tax benefit. The federal income tax benefit represents the combined federal income tax payable by IMTT, Atlantic Aviation and MIC Hawaii that is offset in consolidation with the application of MIC holding company level NOLs. At December 31, 2018, we had $152 million in federal NOLs available to offset taxable income generated by our consolidated businesses.

Liquidity and Capital Resources
General
Our primary cash requirements include normal operating expenses, debt service, debt principal payments, payments of dividends and capital expenditures. Our primary source of cash is operating activities, although we may draw on credit facilities to fund capital expenditures, issue new equity or debt or sell assets to generate cash.
We may from time to time seek to purchase or retire our outstanding debt in open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on market conditions, our liquidity needs and other factors.
At June 30, 2019, our consolidated debt outstanding from continuing operations totaled $3,079 million (excluding adjustments for unamortized debt discounts), our consolidated cash balance from continuing operations totaled $573 million and consolidated available capacity under our revolving credit facilities from continuing operations totaled $1,610 million, excluding letters of credit outstanding of $49 million. On July 15, 2019, we repaid the outstanding balance of $350 million on our 2.875% Convertible Senior Notes due July 2019 at maturity using cash on hand.
The following table shows MIC’s debt obligations at July 29, 2019 ($ in millions):

Business	Debt	Weighted Average Remaining Life (in years)	Balance Outstanding	Weighted Average Rate(1)
MIC Corporate	Convertible Senior Notes	4.2	$403	2.00%
IMTT	Senior Notes	6.7	600	3.97%
	Tax-Exempt Bonds(2)	6.4	509	2.95%
Atlantic Aviation	Term Loan(3)(4)	6.4	1,020	5.50%
MIC Hawaii	Term Loan(4)	4.1	95	2.63%
	Senior Notes	3.0	100	4.22%
Total(5)		5.9	$2,727	4.02%
___________

(1)	Reflects annualized interest rate on all facilities including interest rate hedges.

(2)	On December 5, 2018, IMTT completed the amendment of its existing $509 million Tax-Exempt bonds and extended the maturity to December 2025.

(3)	On December 6, 2018, Atlantic Aviation completed the refinancing of its prior term loan facility with a $1,025 million Term Loan facility maturing in December 2025.

(4)	The weighted average remaining life does not reflect the scheduled amortization on these facilities.

(5)	Excludes debt obligations of discontinued operations.
The following table profiles each revolving credit facility from continuing operations at our businesses and at MIC Corporate as of July 29, 2019 ($ in millions):

Business	Debt	Weighted Average Remaining Life (in years)	Undrawn Amount	Interest Rate(1)
MIC Corporate(2)	Revolving Facility	2.4	$600	LIBOR + 2.00%
IMTT(3)	USD Revolving Facility	4.4	550	LIBOR + 1.50%
	CAD Revolving Facility	4.4	50	Bankers' Acceptance Rate + 1.50%
Atlantic Aviation(4)	Revolving Facility	4.4	350	LIBOR + 2.25%
MIC Hawaii(5)	Revolving Facility	3.5	60	LIBOR + 1.25%
Total(6)		3.6	$1,610
___________

(1)	Excludes commitment fees.

(2)
On January 3, 2018, the Company completed the refinancing and upsizing of its senior secured revolving credit facility and extended its maturity to January 2022. The applicable margin on the interest rate is based on a ratings grid.

Liquidity and Capital Resources – (continued)

(3)
On December 5, 2018, IMTT completed the amendment of its $550 million USD revolving credit facility and $50 million CAD revolving credit facility and extended the maturity for both facilities to December 2023. The applicable margin on the interest rate is based on either a ratings or leverage grid.

(4)
On December 6, 2018, Atlantic Aviation completed the refinancing of its prior revolving credit facility with a $350 million revolving credit facility maturing in December 2023. The applicable margin on the interest rate is based on a leverage grid.

(5)	On February 12, 2018, Hawaii Gas completed the refinancing of its existing $60 million revolving credit facility and extended its maturity to February 2023.

(6)	Excludes letters of credit outstanding of $66 million.
We will, in general, apply available cash to the repayment of revolving credit facility balances as a means of minimizing interest expense and periodically draw on those facilities to fund growth projects and for general corporate purposes.
We use revolving credit facilities at each of our operating companies and the holding company as a means of maintaining access to sufficient liquidity to meet future requirements, manage interest expense and fund growth projects. We base our assessment of the sufficiency of our liquidity and capital resources on the assumptions that:

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

($ In Millions)	Six Months Ended June 30,		Change Favorable/(Unfavorable)
	2019	2018
	$	$	$	%
Cash provided by operating activities	259	245	14	6
Cash used in investing activities	(103)	(58)	(45)	(78)
Cash used in financing activities	(176)	(157)	(19)	(12)
Operating Activities from Continuing Operations
Cash provided by (used in) operating activities is generally comprised of EBITDA excluding non-cash items (as defined by us), less cash interest, tax and pension payments, and changes in working capital. See “Results of Operations” for discussions of the components of EBITDA excluding non-cash items on a consolidated basis from continuing operations and for each of our businesses above.
The increase in consolidated cash provided by operating activities from continuing operations for the six months ended June 30, 2019 compared with the six months ended June 30, 2018 was primarily due to:

•	an increase in EBITDA excluding non-cash items;

•	a favorable movement in accounts payable and accrued expenses primarily due to the timing of payments related to property taxes, fuel purchases, and salaries and benefits; and

•	an increase in deferred revenue; partially offset by

•	an unfavorable movement in accounts receivable due to timing of collections on fuel sales and storage contracts;

•	timing of payments of insurance premiums;

Liquidity and Capital Resources – (continued)

•	an increase in interest expense; and

•	an increase in current state taxes.
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
The increase in consolidated cash used in investing activities from continuing operations for the six months ended June 30, 2019 compared with the six months ended June 30, 2018 was primarily due to:

•	increase in capital expenditures during 2019; and

•	the absence in 2019 of proceeds received from the sale of non-core businesses in 2018; partially offset by

•	an acquisition during the quarter ended March 31, 2018.
Capital Deployment (includes both continuing and discontinued operations)
Capital deployment includes growth capital expenditures and “bolt-on” acquisitions, the majority of which are expected to generate incremental earnings. For the six months ended June 30, 2019 and 2018, growth capital deployed totaled $91 million and $102 million, respectively. Capital deployed from continuing operations for the six months ended June 30, 2019 was $77 million.
We continuously evaluate opportunities to prudently deploy capital in acquisitions and growth projects, whether in our existing businesses or new lines of business. We are undertaking and expect to undertake a number of capital projects related to the repurposing and repositioning of certain assets at IMTT and the enhancement of the capabilities of the businesses in our other segments. We estimate that the majority of our 2019 growth capital expenditures will be made in support of IMTT. In total, we expect to deploy $250 million to $275 million of growth capital during 2019.
Financing Activities from Continuing Operations
Cash provided by financing activities primarily includes new equity issuance and debt issuance related to acquisitions and capital expenditures. Cash used in financing activities primarily includes dividends to our shareholders and the repayment of debt principal balances on maturing debt.
The increase in consolidated cash used in financing activities from continuing operations for the six months ended June 30, 2019 compared with the six months ended June 30, 2018 was primarily due to:

•	higher net borrowings during 2018 primarily to fund an acquisition, growth capital expenditures and general corporate purposes; partially offset by

•	a decrease in dividends paid to shareholders in 2019.
IMTT
At June 30, 2019, IMTT had $1,109 million of debt outstanding consisting of $600 million of senior notes and $509 million of tax-exempt bonds. IMTT also has $600 million in revolving credit facilities which were undrawn at June 30, 2019. For the six months ended June 30, 2019 and 2018, cash interest expense was $20 million and $23 million, respectively. At June 30, 2019, IMTT was in compliance with its financial covenants.
Atlantic Aviation
At June 30, 2019, Atlantic Aviation had $1,022 million outstanding on its senior secured, first lien term loan facility. Atlantic Aviation also has a $350 million revolving credit facility that was undrawn at June 30, 2019.
For the six months ended June 30, 2019 and 2018, cash interest expense was $29 million and $13 million, respectively. Cash interest expense for the six months ended June 30, 2018 includes the cash interest paid on the $403 million of holding company level 2.00% Convertible Senior Notes issued in October 2016 through the refinancing of the business’ debt on December 6, 2018. The proceeds from this note issuance in October 2016 were used principally to reduce the drawn balance of Atlantic Aviation’s revolving credit facility. Cash interest expense on this note issuance is included in MIC Corporate and Other subsequent to December 6, 2018. At June 30, 2019, Atlantic Aviation was in compliance with its financial covenants.

Liquidity and Capital Resources – (continued)

MIC Hawaii
At June 30, 2019, MIC Hawaii had total debt outstanding of $195 million consisting of $100 million in senior secured note borrowings and $95 million in term loan debt. MIC Hawaii also has a $60 million revolving credit facility that was undrawn at June 30, 2019. Cash interest expense was $4 million for the six month periods ended June 30, 2019 and 2018. At June 30, 2019, MIC Hawaii was in compliance with its financial covenants.
MIC Corporate
At June 30, 2019, MIC had $350 million and $403 million in two tranches of Convertible Senior Notes outstanding. The tranches bear interest at 2.875% and 2.00%, respectively. On July 15, 2019, we repaid the outstanding balance of $350 million 2.875% Convertible Senior Notes due July 2019 at maturity using cash on hand. MIC Corporate also has a $600 million revolving credit facility that was undrawn at June 30, 2019.
Cash interest expense at MIC Corporate totaled $6 million and $8 million for the six months ended June 30, 2019 and 2018, respectively. Cash interest expense for the six months ended June 30, 2018 excludes the cash interest paid on the $403 million of MIC Corporate 2.00% Convertible Senior Notes issued in October 2016. The proceeds from this note issuance in October 2016 were used principally to reduce the drawn balance of Atlantic Aviation’s revolving credit facility. Cash interest expense on this note issuance is included in MIC Corporate and Other subsequent to December 6, 2018, the date of Atlantic Aviation's refinancing.
At June 30, 2019, MIC Corporate was in compliance with its financial covenants.
For a description of the material terms and debt covenants of MIC and its businesses, see Note 9, “Long-Term Debt”, in Part II, Item 8, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
Commitments and Contingencies
Except as noted above, at June 30, 2019, there were no material changes in our commitments and contingencies compared with those at December 31, 2018. At June 30, 2019, we did not have any material purchase obligations. For a discussion of our other future obligations, due by period, under the various contractual obligations, off-balance sheet arrangements and commitments, please see “Liquidity and Capital Resources — Commitments and Contingencies” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 20, 2019.
At June 30, 2019, we did not have any material reserves for contingencies. We have other contingencies occurring in the normal course of business, including pending legal and administrative proceedings that are not reflected at this time as they are not ascertainable.
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
Critical Accounting Policies and Estimates
For critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” in Part II, Item 7 and Note 2, “Summary of Significant Accounting Policies” in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018 and see Note 2, “Basis of Presentation”, and Note 4, “Implementation of ASU 2016-02”, in our Notes to Consolidated Condensed Financial Statements in Part I of this Form 10-Q for recently issued accounting standards. Our critical accounting policies and estimates have not changed materially from the description contained in our Annual Report.
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

Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The purpose of disclosure controls is to ensure that information required to be disclosed in our reports filed with or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on this evaluation, due to a material weakness in internal control over financial reporting at Atlantic Aviation described in Part II, Item 9A of our Form 10-K for the year ended December 31, 2018, because such material weakness has not yet been remediated, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of June 30, 2019.
Changes in Internal Control Over Financial Reporting
Effective January 1, 2019, we adopted ASC Topic 842, Leases. The adoption of this accounting standard required the implementation of new internal controls over reporting of operating leases. For example, we implemented new controls related to the adoption process and a new IT system to capture, calculate, and account for leases, and gather the necessary data to properly account for leases under ASC 842. There were no other changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the six months ended June 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described below under the caption “Remediation.”
Remediation
As previously described in Part II, Item 9A of our Form 10-K for the year ended December 31, 2018, we began implementing remediation measures to address the control deficiencies that led to the material weakness mentioned above. The remediation measures at Atlantic Aviation include the following:

(i)	reinforcing the importance of the performance of the fuel gallon and pricing management review procedures and controls;

(ii)	developing and maintaining documentation to be utilized by FBO personnel in performing revenue procedures and controls;

(iii)	training control owners on revenue procedures and controls;

(iv)	re-enforcing accountability for compliance with internal control policies and procedure; and

(v)	enhancing the existing centralized revenue control review and monitoring function.
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

MACQUARIE INFRASTRUCTURE CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
($ in Millions, Except Share Data)

	June 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$573	$589
Restricted cash	17	23
Accounts receivable, net of allowance for doubtful accounts	97	95
Inventories	31	29
Prepaid expenses	16	13
Fair value of derivative instruments	4	11
Other current assets	34	12
Current assets held for sale(1)	730	648
Total current assets	1,502	1,420
Property, equipment, land and leasehold improvements, net	3,127	3,141
Operating lease assets, net	326	—
Investment in unconsolidated business	9	8
Goodwill	2,043	2,043
Intangible assets, net	759	789
Fair value of derivative instruments	4	15
Other noncurrent assets	13	28
Total assets	$7,783	$7,444
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Due to Manager-related party	$3	$3
Accounts payable	49	38
Accrued expenses	72	86
Current portion of long-term debt	364	361
Operating lease liabilities – current	20	—
Other current liabilities	45	33
Current liabilities held for sale(1)	388	317
Total current liabilities	941	838
Long-term debt, net of current portion	2,653	2,653
Deferred income taxes	685	681
Operating lease liabilities – noncurrent	312	—
Other noncurrent liabilities	154	155
Total liabilities	4,745	4,327
Commitments and contingencies	—	—

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS – (continued)
($ in Millions, Except Share Data)

	June 30, 2019	December 31, 2018
	(Unaudited)
Stockholders’ equity(2):
Additional paid in capital	$1,354	$1,510
Accumulated other comprehensive loss	(28)	(30)
Retained earnings	1,566	1,485
Total stockholders’ equity	2,892	2,965
Noncontrolling interests(3)	146	152
Total equity	3,038	3,117
Total liabilities and equity	$7,783	$7,444
___________

(1)	See Note 3, “Discontinued Operations and Dispositions”, for further discussion on assets and liabilities held for sale.

(2)
The Company is authorized to issue the following classes of stock: (i) 500,000,000 shares of common stock, par value $0.001 per share. At June 30, 2019 and December 31, 2018, the Company had 86,195,946 shares and 85,800,303 shares of common stock issued and outstanding, respectively; (ii) 100,000,000 shares of preferred stock, par value $0.001 per share. At June 30, 2019 and December 31, 2018, no preferred stocks were issued or outstanding; and (iii) 100 shares of special stock, par value $0.001 per share, issued and outstanding to its Manager as at June 30, 2019 and December 31, 2018.

(3)
Includes $138 million and $141 million of noncontrolling interest related to discontinued operations at June 30, 2019 and December 31, 2018, respectively. See Note 3, “Discontinued Operations and Dispositions”, for further discussions.

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
($ in Millions, Except Share and Per Share Data)

	Quarter Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Revenue
Service revenue	$355	$376	$773	$779
Product revenue	61	60	125	124
Total revenue	416	436	898	903
Costs and expenses
Cost of services	162	180	330	367
Cost of product sales	45	41	85	89
Selling, general and administrative	84	82	164	162
Fees to Manager-related party	7	11	15	24
Depreciation	48	47	96	94
Amortization of intangibles	15	17	30	33
Total operating expenses	361	378	720	769
Operating income	55	58	178	134
Other income (expense)
Interest income	1	—	4	—
Interest expense(1)	(46)	(25)	(88)	(43)
Other (expense) income, net	(2)	6	2	6
Net income from continuing operations before income taxes	8	39	96	97
Provision for income taxes	(2)	(12)	(26)	(30)
Net income from continuing operations	$6	$27	$70	$67

Discontinued Operations(2)
Net income from discontinued operations before income taxes	$5	$9	$8	$15
(Provision) benefit for income taxes	(2)	—	—	1
Net income from discontinued operations	$3	$9	$8	$16
Net income	$9	$36	$78	$83
Net income from continuing operations	$6	$27	$70	$67
Net income from continuing operations attributable to MIC	$6	$27	$70	$67
Net income from discontinued operations	$3	$9	$8	$16
Less: net loss attributable to noncontrolling interests	(2)	(2)	(3)	(32)
Net income from discontinued operations attributable to MIC	$5	$11	$11	$48
Net income attributable to MIC	$11	$38	$81	$115

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS – (continued)
(Unaudited)
($ in Millions, Except Share and Per Share Data)

	Quarter Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Basic income per share from continuing operations attributable to MIC	$0.07	$0.32	$0.81	$0.79
Basic income per share from discontinued operations attributable to MIC	0.06	0.13	0.13	0.57
Basic income per share attributable to MIC	$0.13	$0.45	$0.94	$1.36
Weighted average number of shares outstanding: basic	86,073,372	85,082,209	85,973,308	84,952,551
Diluted income per share from continuing operations attributable to MIC	$0.07	$0.32	$0.81	$0.79
Diluted income per share from discontinued operations attributable to MIC	0.06	0.13	0.13	0.57
Diluted income per share attributable to MIC	$0.13	$0.45	$0.94	$1.36
Weighted average number of shares outstanding: diluted	86,099,111	85,091,945	85,998,006	84,962,138
Cash dividends declared per share	$1.00	$1.00	$2.00	$2.00
___________

(1)
Interest expense includes losses on derivative instruments of $8 million and $12 million for the quarter and six months ended June 30, 2019, respectively. Interest expense includes gains on derivative instruments of $4 million and $14 million for the quarter and six months ended June 30, 2018, respectively.

(2)	See Note 3, “Discontinued Operations and Dispositions”, for discussions on businesses classified as held for sale.

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
($ in Millions)

	Quarter Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$9	$36	$78	$83
Other comprehensive income (loss), net of taxes:
Translation adjustment (1)	2	(2)	2	(3)
Other comprehensive income (loss)	2	(2)	2	(3)
Comprehensive income	11	34	80	80
Less: comprehensive loss attributable to noncontrolling interests	(2)	(2)	(3)	(32)
Comprehensive income attributable to MIC	$13	$36	$83	$112
___________

(1)
Translation adjustment is presented net of tax expense of $1 million for the quarter and six months ended June 30, 2019. For the quarter and six months ended June 30, 2018, translation adjustment is presented net of tax benefit of $1 million.

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
($ in Millions, Except Share Data)

	In Shares		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests(2)	Total Equity
	Special Stock	Common Stock(1)
Balance at March 31, 2019	100	85,982,332	$1,432	$(30)	$1,555	$2,957	$149	$3,106
Issuance of shares to Manager	—	189,968	7	—	—	7	—	7
Issuance of shares to independent directors	—	23,646	1	—	—	1	—	1
Dividends to common stockholders(3)	—	—	(86)	—	—	(86)	—	(86)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Comprehensive income (loss), net of taxes	—	—	—	2	11	13	(2)	11
Balance at June 30, 2019	100	86,195,946	$1,354	$(28)	$1,566	$2,892	$146	$3,038

Balance at December 31, 2018	100	85,800,303	$1,510	$(30)	$1,485	$2,965	$152	3,117
Issuance of shares to Manager	—	371,997	15	—	—	15	—	15
Issuance of shares to independent directors	—	23,646	1	—	—	1	—	1
Dividends to common stockholders(3)	—	—	(172)	—	—	(172)	—	(172)
Distributions to noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Comprehensive income (loss), net of taxes	—	—	—	2	81	83	(3)	80
Balance at June 30, 2019	100	86,195,946	$1,354	$(28)	$1,566	$2,892	$146	$3,038

	In Shares		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests(2)	Total Equity
	Special Stock	Common Stock(1)
Balance at March 31, 2018	100	84,902,562	$1,729	$(31)	$1,420	$3,118	$166	$3,284
Issuance of shares to Manager	—	274,388	11	—	—	11	—	11
Issuance of shares to independent directors	—	9,435	1	—	—	1	—	1
Dividends to common stockholders(3)	—	—	(85)	—	—	(85)	—	(85)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Comprehensive (loss) income, net of taxes	—	—	—	(2)	38	36	(2)	34
Balance at June 30, 2018	100	85,186,385	$1,656	$(33)	$1,458	$3,081	$163	$3,244

Balance at December 31, 2017	100	84,733,957	$1,840	$(30)	$1,343	$3,153	$197	3,350
Issuance of shares to Manager	—	441,003	22	—	—	22	—	22
Issuance of shares, net of offering costs	—	1,916	—	—	—	—	—	—
Issuance of shares to independent directors	—	9,435	1	—	—	1	—	1
Issuance of shares pursuant to conversion of convertible senior notes	—	74	—	—	—	—	—	—
Dividends to common stockholders(3)	—	—	(207)	—	—	(207)	—	(207)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Comprehensive (loss) income, net of taxes	—	—	—	(3)	115	112	(32)	80
Balance at June 30, 2018	100	85,186,385	$1,656	$(33)	$1,458	$3,081	$163	$3,244
___________

(1)	The Company is authorized to issue 500,000,000 shares of common stock with a par value $0.001 per share.

(2)
Includes $138 million and $150 million of noncontrolling interest related to discontinued operations at June 30, 2019 and 2018, respectively. See Note 3, “Discontinued Operations and Dispositions”, for further discussions.

(3)	See Note 14, “Related Party Transactions”, for cash dividends paid on shares for each period.

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
($ in Millions)

	Six Months Ended June 30,
	2019	2018
Operating activities
Net income from continuing operations	$70	$67
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and amortization of property and equipment	96	94
Amortization of intangible assets	30	33
Amortization of debt financing costs	5	4
Amortization of debt discount	2	2
Adjustments to derivative instruments	22	(7)
Fees to Manager-related party	15	24
Deferred taxes	17	22
Other non-cash expense, net	9	7
Changes in other assets and liabilities, net of acquisitions:
Accounts receivable	(2)	15
Inventories	(1)	(2)
Prepaid expenses and other current assets	(11)	—
Accounts payable and accrued expenses	1	(15)
Income taxes payable	3	1
Other, net	3	—
Net cash provided by operating activities from continuing operations	259	245
Investing activities
Acquisitions of businesses and investments, net of cash, cash equivalents and restricted cash acquired	—	(12)
Purchases of property and equipment	(102)	(86)
Loan to project developer	(1)	(18)
Loan repayment from project developer	—	17
Proceeds from sale of business, net of cash divested	—	41
Net cash used in investing activities from continuing operations	(103)	(58)
Financing activities
Proceeds from long-term debt	—	209
Payment of long-term debt	(3)	(156)
Dividends paid to common stockholders	(172)	(207)
Debt financing costs paid	(1)	(3)
Net cash used in financing activities from continuing operations	(176)	(157)
Net change in cash, cash equivalents and restricted cash from continuing operations	(20)	30

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS – (continued)
(Unaudited)
($ in Millions)

	Six Months Ended June 30,
	2019	2018
Cash flows (used in) provided by discontinued operations:
Net cash (used in) provided by operating activities	$(11)	$21
Net cash used in investing activities	(16)	(24)
Net cash provided by (used in) financing activities	27	(14)
Net cash used in discontinued operations	—	(17)
Effect of exchange rate changes on cash and cash equivalents	—	(1)
Net change in cash, cash equivalents and restricted cash	(20)	12
Cash, cash equivalents and restricted cash, beginning of period	629	72
Cash, cash equivalents and restricted cash, end of period	$609	$84
Supplemental disclosures of cash flow information from continuing operations:
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$13	$15
Issuance of shares to Manager	15	22
Issuance of shares to independent directors	1	1
Taxes paid, net	6	8
Interest paid, net	67	51
The following table provides a reconciliation of cash, cash equivalents and restricted cash from both continuing and discontinued operations reported within the consolidated condensed balance sheets that is presented in the consolidated condensed statements of cash flows:

	As of June 30,
	2019	2018
Cash and cash equivalents	$573	$53
Restricted cash – current	17	11
Cash, cash equivalents and restricted cash included in assets held for sale(1)	19	20
Total of cash, cash equivalents and restricted cash shown in the consolidated condensed statement of cash flows	$609	$84
___________

(1)	Represents cash, cash equivalents and restricted cash related to businesses classified as held for sale. See Note 3, “Discontinued Operations and Dispositions”, for further discussion.

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
MIC is externally managed by Macquarie Infrastructure Management (USA) Inc. (the Manager) pursuant to the terms of a Management Services Agreement, subject to the oversight and supervision of the Board. The majority of the members of the Board, and each member of all Board committees, is independent and has no affiliation with Macquarie. The Manager is a member of the Macquarie Group of companies comprising Macquarie Group Limited and its subsidiaries and affiliates worldwide. Macquarie Group Limited is headquartered in Australia and is listed on the Australian Securities Exchange.
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

•	Corporate and Other: comprising MIC Corporate (holding company), a shared services center and other smaller businesses.
Effective October 1, 2018, the Bayonne Energy Center (BEC) and substantially all of the Company’s portfolio of solar and wind power generation businesses were classified as discontinued operations and the Company’s Contracted Power segment was eliminated. Effective January 1, 2019, the Company’s majority interest in a renewable power development business was also classified as a discontinued operation and thereafter a sale process related to this interest was commenced. The Company did not restate the prior period related to the commencement of the sale process as the disposition was deemed insignificant. A remaining relationship with a third-party developer of renewable power facilities has been reported as a component of Corporate and Other through the expiration of the relationship in July 2019. All prior comparable periods have been restated to reflect this change.
In July 2019, the Company completed the sales of its wind power generating portfolio, all but one of the assets in its the solar power generating portfolio and its majority interest in a renewable development business. The remainder of the operating solar portfolio is expected to close in August 2019. For additional information, see Note 3, “Discontinued Operations and Dispositions”, for further discussions.
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

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
2. Basis of Presentation – (continued)

The interim financial information contained herein should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on February 20, 2019. Operating results for the quarter and six months ended June 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or for any future interim periods.
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
At June 30, 2019, the Company had $55 million of commercial paper included in cash and cash equivalents. Commercial paper consists of maturities of three months or less and are issued by counterparties with a Standard & Poor rating of A1+. The Company did not have any commercial paper at December 31, 2018.
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
Bayonne Energy Center (BEC) Sale
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
Renewable Businesses Sale
During the fourth quarter of 2018, the Company commenced a sale process involving its portfolios of 142 megawatts (MW) (gross) of solar generation assets and 203 MW (gross) of wind generation assets, both of which had been designated as discontinued operations. In April 2019, the Company entered into agreements for the sale of these portfolios and completed the sale of its wind power generating portfolio and all but one of the assets in its solar power generating portfolio in July 2019. The remainder of the operating solar portfolio is expected to close in August 2019. In July 2019, the Company also completed the sale of its majority interest in a renewable power development business. The aggregate gross proceeds to the Company from the above sales are expected to be approximately $276 million or approximately $210 million net of taxes and transaction related expenses. The Company may be entitled to a deferred purchase price from the sale of its interest in the renewable power development business based on the sale of certain projects by the purchaser in the future. Upon closing of the transactions involving the portfolios of operating solar and wind assets, MIC will deconsolidate $297 million of long-term debt.
Upon closing of the transactions, the Company estimates a pre-tax gain of approximately $80 million excluding any transaction costs. Cost incurred through date was approximately $3 million in professional fees in relation to these transactions, which is included in selling, general and administrative expenses in the consolidated condensed statement of operations, and is expected to incur a total of approximately $10 million in professional fees upon the conclusion of the sale in the third quarter of 2019.
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
During the first quarter of 2019, the Company also commenced the sale of its majority interest in its renewable power development business that was reported as part of the Company’s Corporate and Other segment in the fourth quarter of 2018. Accordingly, beginning in the first quarter of 2019, this business was classified as discontinued operations and the assets and liabilities of this business have been classified as held for sale in the consolidated condensed balance sheets through the date of sale. The Company did not restate the prior period related to the commencement of the sale process involving its majority interest in a renewable power development business as the disposition is insignificant. A remaining relationship with a third-party developer of renewable power facilities has been reported as a component of Corporate and Other through the expiration of the relationship in July 2019.

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
3. Discontinued Operations and Dispositions  – (continued)

The following is a summary of the assets and liabilities held for sale included in the Company’s consolidated condensed balance sheets related to its former Contracted Power segment as of June 30, 2019 and December 31, 2018 ($ in millions):

	June 30, 2019	December 31, 2018
Assets
Cash and cash equivalents	$4	$3
Restricted cash	15	14
Accounts receivable, net	9	9
Other current assets	29	5
Total current assets	57	31
Property, equipment, land and leasehold improvements, net	639	606
Operating lease assets, net	20	—
Intangible assets, net	9	9
Other noncurrent assets	5	2
Total assets	$730	$648
Liabilities
Accounts payable and accrued expenses	$11	$7
Current portion of long-term debt	22	20
Notes payable	34	—
Other current liabilities	1	1
Total current liabilities	68	28
Long term debt, net of current portion	274	283
Operating lease liabilities	20	—
Other noncurrent liabilities	26	6
Total liabilities	$388	$317
Noncontrolling interests	$138	$141
Summarized financial information for discontinued operations included in the Company’s consolidated condensed statement of operations for the quarters and six months ended June 30, 2019 and 2018 are as follows ($ in millions):

	Quarter Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Product revenue	$18	$42	$34	$77
Cost of product sales	(3)	(6)	(6)	(12)
Selling, general & administrative expenses	(3)	(7)	(7)	(14)
Depreciation and amortization	—	(15)	—	(30)
Interest expense, net	(7)	(5)	(12)	(6)
Other expense, net	—	—	(1)	—
Net income from discontinued operations before income taxes	$5	$9	$8	$15
(Provision) benefit for income taxes	(2)	—	—	1
Net income from discontinued operations	$3	$9	$8	$16
Less: net loss attributable to noncontrolling interests	(2)	(2)	(3)	(32)
Net income from discontinued operations attributable to MIC	$5	$11	$11	$48

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
3. Discontinued Operations and Dispositions  – (continued)

Other Dispositions
The Company continues to review strategic options available, including with respect to certain other, smaller businesses in its portfolio in an effort to rationalize its portfolio and enhance the infrastructure characteristics of its businesses. Consistent with this, the Company sold (i) an environmental services business by IMTT in April 2018; (ii) its equity interests in projects involving two properties in May 2018; and (iii) the mechanical contractor business within MIC Hawaii in November 2018. Collectively, the sale of these business is insignificant and do not qualify for discontinued operations.
Prior to the execution of the sale agreement for the mechanical contractor business, the Company wrote-down the value of its investment in this business to reflect its underperformance during the third quarter of 2018. In total, the Company wrote-down approximately $30 million, including fixed assets and intangible assets of approximately $9 million, as well as reserving for certain contract related amounts recorded in other current liabilities and other expenses.
4. Implementation of ASU 2016-2
On February 25, 2016, FASB issued ASU No. 2016-2, Leases (Topic 842), which requires a lessee to recognize assets and liabilities for leases with lease terms of more than 12 months. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike current GAAP, which requires only capital leases to be recognized on the balance sheet, ASU 2016-2 requires all leases with an initial term greater than one year to be recognized on the balance sheet as a right-of-use (ROU) asset and a lease liability. The Company also serves as a lessor primarily through operating leases. The accounting for lessors has not fundamentally changed except for changes to conform and align existing guidance to the lessee guidance under ASU 2016-2, as well as to the revenue recognition guidance in ASC 606, Revenue.
The substantial population of the Company’s newly recognized ROU assets and lease liabilities relate to Atlantic Aviation’s operating leases of land, buildings and certain equipment. ROU assets represent the Company’s right to use an underlying asset for the lease term and the lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The considerations given for the incremental borrowing rate used in determining the present value of lease payments were the Company’s recent debt refinancing and amendment during 2018 and the Company’s credit rating.
Upon adoption of ASU No. 2016-2, the Company recorded ROU assets and corresponding lease liabilities of $351 million and $358 million, respectively, of which $19 million and $21 million related to asset and liabilities held for sale, respectively. The adoption of this ASU did not have a material impact on its consolidated condensed statements of operations, liquidity or debt covenant compliance under its current agreements.
The Company adopted the standard effective January 1, 2019 utilizing the modified retrospective method, which allowed the Company, where it was the lessee or lessor to recognize and measure leases at the beginning of the period of adoption without modifying the comparative period financial statements. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carryforward the historical lease classification. The Company also made an accounting policy election to keep leases with an initial term of 12 months or less off the balance sheet. Further, the standard did not have a material impact on the accounting and reporting requirements for existing operating leases where the Company is the lessor as it has elected the practical expedient whereby the Company will not separate a qualifying contract into its lease and non-lease components. The Company also determined that the accounting for sales taxes, certain lessor costs and certain requirements related to variable payments in contracts did not have a material effect on the consolidated condensed balance sheet, statement of operations or statement of cash flows.

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
For the quarter and six months ended June 30, 2019, the Company’s operating lease expenses recorded within the consolidated condensed statement of operations were as follows ($ in millions):

Income Statement Classification	Quarter Ended June 30, 2019	Six Months Ended June 30, 2019
Cost of services	$1	$1
Cost of product sales	—	1
Selling, general and administrative	12	25
Total operating lease expense(1)	$13	$27
___________

(1)	Includes leases less than one year, which are not significant.
Cash paid for operating leases are reported in operating activities on the consolidated condensed statement of cash flows.
At June 30, 2019, the weighted-average remaining operating lease term was 19 years and weighted average discount rate was approximately 9%. The following table represents the future maturities of lease liabilities at June 30, 2019 ($ in millions):

2019 remaining	$23
2020	45
2021	43
2022	42
2023	41
Thereafter	538
Total lease payment	$732
Less: interest	(400)
Present value of lease liability	$332

Future minimum lease commitments at December 31, 2018 ($ in millions):

2019	$48
2020	44
2021	41
2022	40
2023	39
Thereafter	461
Total	$673

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

6. Income per Share
Following is a reconciliation of the basic and diluted income per share computations ($ in millions, except share and per share data):

	Quarter Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Numerator:
Net income from continuing operations attributable to MIC	$6	$27	$70	$67
Diluted net income from continuing operations attributable to MIC	$6	$27	$70	$67
Basic and diluted net income from discontinued operations attributable to MIC	$5	$11	$11	$48
Denominator:
Weighted average number of shares outstanding: basic	86,073,372	85,082,209	85,973,308	84,952,551
Dilutive effect of restricted stock unit grants(1)	25,739	9,736	24,698	9,587
Weighted average number of shares outstanding: diluted	86,099,111	85,091,945	85,998,006	84,962,138
___________
(1) Dilutive effect of restricted stock unit grants includes grants to independent directors under the 2014 Independent Director Equity Plan and certain employees under the 2016 Omnibus Employee Incentive Plan.

	Quarter Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Income per share:
Basic income per share from continuing operations attributable to MIC	$0.07	$0.32	$0.81	$0.79
Basic income per share from discontinued operations attributable to MIC	0.06	0.13	0.13	0.57
Basic income per share attributable to MIC	$0.13	$0.45	$0.94	$1.36
Diluted income per share from continuing operations attributable to MIC	$0.07	$0.32	$0.81	$0.79
Diluted income per share from discontinued operations attributable to MIC	0.06	0.13	0.13	0.57
Diluted income per share attributable to MIC	$0.13	$0.45	$0.94	$1.36

The following represents the weighted average potential dilutive shares of common stock that were excluded from the diluted income per share calculation:

	Quarter Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
2.875% Convertible Senior Notes due July 2019	4,408,660	4,371,233	4,396,058	4,354,813
2.00% Convertible Senior Notes due October 2023	3,634,173	3,634,173	3,634,173	3,629,489
Total	8,042,833	8,005,406	8,030,231	7,984,302

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

7. Property, Equipment, Land and Leasehold Improvements
Property, equipment, land and leasehold improvements at June 30, 2019 and December 31, 2018 consisted of the following ($ in millions):

	June 30, 2019	December 31, 2018
Land	$319	$319
Buildings	40	40
Leasehold and land improvements	785	770
Machinery and equipment	2,821	2,783
Furniture and fixtures	46	45
Construction in progress	139	113
	4,150	4,070
Less: accumulated depreciation	(1,023)	(929)
Property, equipment, land and leasehold improvements, net	$3,127	$3,141

8. Intangible Assets and Goodwill
Intangible assets at June 30, 2019 and December 31, 2018 consisted of the following ($ in millions):

	June 30 2019	December 31, 2018
Contractual arrangements	$921	$921
Non-compete agreements	14	14
Customer relationships	353	353
Trade names	16	16
Technology	9	9
	1,313	1,313
Less: accumulated amortization	(554)	(524)
Intangible assets, net	$759	$789

The goodwill balance as of June 30, 2019 is comprised of the following ($ in millions):

Goodwill acquired in business combinations, net of disposals	$2,172
Accumulated impairment charges	(126)
Other	(3)
Balance at June 30, 2019	$2,043

The Company tests for goodwill impairment at the reporting unit level on an annual basis on October 1st of each year and between annual tests if a triggering event indicates impairment. There were no triggering events indicating impairment for the six months ended June 30, 2019 and 2018.

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

9. Long-Term Debt
At June 30, 2019 and December 31, 2018, the Company’s consolidated long-term debt balance comprised of the following ($ in millions):

	June 30, 2019	December 31, 2018
IMTT	$1,109	$1,109
Atlantic Aviation	1,022	1,025
MIC Hawaii	195	196
MIC Corporate	736	734
Total	3,062	3,064
Current portion	(364)	(361)
Long-term portion	2,698	2,703
Unamortized deferred financing costs(1)	(45)	(50)
Long-term portion less unamortized debt discount and deferred financing costs	$2,653	$2,653
___________

(1)	The weighted average remaining life of the deferred financing costs at June 30, 2019 was approximately 6 years.
At June 30, 2019, the total undrawn capacity on the revolving credit facilities was $1,610 million excluding letters of credit outstanding of $49 million.
MIC Corporate
At June 30, 2019 and December 31, 2018, MIC Corporate had a $600 million senior secured revolving credit facility that remained undrawn.
2.875% Convertible Senior Notes due July 2019
At June 30, 2019 and December 31, 2018, the Company had $350 million aggregate principal outstanding on its five-year, 2.875% convertible senior notes due July 2019, which approximated its fair value. On July 15, 2019, at maturity, the Company fully repaid the outstanding balance on the convertible senior notes using cash on hand.
2.00% Convertible Senior Notes due October 2023
At June 30, 2019 and December 31, 2018, the Company had $386 million and $384 million, respectively, outstanding on its seven-year, 2.00% convertible senior notes due October 2023. At June 30, 2019, the fair value of the liability component of these convertible senior notes was approximately $345 million.
On October 13, 2018, the Company increased the conversion rate to 9.0290 shares of common stock per $1,000 principal amount. The adjustment was made, in accordance with the indenture governing the senior notes, on the anniversary of the convertible senior notes issuance and reflects the impact of dividends paid by the Company.
The 2.00% Convertible Senior Notes due October 2023 consisted of the following ($ in millions):

	June 30, 2019	December 31, 2018
Liability Component:
Principal	$403	$403
Unamortized debt discount	(17)	(19)
Long-term debt, net of unamortized debt discount	386	384
Unamortized deferred financing costs	(7)	(7)
Net carrying amount	$379	$377
Equity Component	$27	$27

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
9. Long-Term Debt  – (continued)

For the quarter and six month periods ended June 30, 2019 and 2018, the Company recognized $3 million and $6 million in interest expense, respectively, related to the 2.00% Convertible Senior Notes due October 2023, of which $1 million and $2 million, respectively, related to the amortization of debt discount.
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
At June 30, 2019, IMTT also had $600 million of fixed rate senior notes outstanding, that had a fair value of approximately $620 million, and $600 million in revolving credit facilities that was undrawn at June 30, 2019 and December 31, 2018.
Atlantic Aviation
In December 2018, Atlantic Aviation refinanced its debt and entered into a credit agreement (the New AA Credit Agreement) that provides for a seven-year $1,025 million senior secured first lien term loan facility and a five-year, $350 million senior secured first lien revolving credit facility, which was undrawn at June 30, 2019 and December 31, 2018.
MIC Hawaii
At June 30, 2019, Hawaii Gas had $100 million of fixed rate senior notes outstanding that had a fair value of approximately $105 million and an $80 million term loan outstanding. The remaining balance of $15 million related to a term loan for the solar facilities in Hawaii. Hawaii Gas also has a $60 million revolving credit facility that was undrawn at June 30, 2019 and December 31, 2018.
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
At June 30, 2019, the Company had $3,079 million of current and long-term debt, of which $946 million was economically hedged with interest rate contracts, $1,452 million was fixed rate debt and $681 million was unhedged. The Company does not use hedge accounting. All movements in the fair value of the interest rate derivatives are recorded directly through earnings.
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
The Company’s fair value measurements of its derivative instruments and the related location of the assets and liabilities within the consolidated condensed balance sheets at June 30, 2019 and December 31, 2018 were ($ in millions):

	Assets (Liabilities) at Fair Value
Balance Sheet Classification	June 30, 2019	December 31, 2018
Fair value of derivative instruments – current assets	$4	$11
Fair value of derivative instruments – noncurrent assets	4	15
Total derivative contracts – assets	$8	$26
Fair value of derivative instruments – other current liabilities	$(6)	$(3)
Fair value of derivative instruments – other noncurrent liabilities	(1)	—
Total derivative contracts – liabilities	$(7)	$(3)

The Company’s hedging activities for the quarters and six months ended June 30, 2019 and 2018 and the related location within the consolidated condensed statements of operations were ($ in millions):

Income Statement Classification	Amount of (Loss) Gain Recognized in Consolidated Condensed Statements of Operations
	Quarter Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest expense – interest rate caps	$(4)	$2	$(6)	$7
Interest expense – interest rate swaps	(4)	2	(6)	7
Cost of product sales – commodity swaps	(6)	3	(5)	1
Total	$(14)	$7	$(17)	$15

11. Stockholders' Equity
2016 Omnibus Employee Incentive Plan
On May 18, 2016, the Company adopted the 2016 Omnibus Employee Incentive Plan (Plan). The Plan provides for the issuance of equity awards to attract, retain, and motivate employees, consultants and others who perform services for the Company and its subsidiaries. Under the Plan, the Compensation Committee determines the persons who will receive awards, the time at which they are granted and the terms of the awards. Type of awards include stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, cash-based awards and other stock-based awards. Shares of common stock underlying forfeited awards are available for future grants. On March 28, 2019, the Company’s Board adopted Amendment No. 1 to the Plan (the Amendment), which was approved in May 2019 by the Company’s shareholders at the 2019 Annual Meeting of Shareholders. The Amendment, among other things, increased the number of shares of common stock available for grant under the Plan from 500,000 to 1,500,000.
Macquarie Infrastructure Corporation Short Term Incentive Plan (STIP) for MIC Operating Businesses —  Restricted Stock Units (RSUs)
During the first quarter of 2019, the Company established the STIP to provide cash and stock-based incentives to eligible employees of its operating businesses under the Company’s 2016 Omnibus Employee Incentive Plan. In general, the cash component comprises approximately 75% of any incentive award and is paid in a lump-sum. The remaining 25% of any incentive award is in the form of RSUs representing an interest in the common stock of the Company. RSUs are granted following assessment of performance against Key Performance Indicators post the one-year performance period and vest in two equal annual installments following the grant date. Through June 30, 2019, no grants of RSUs under the STIP had been made.
From time to time, the Company can issue RSUs to award or retain employees, or to attract new employees, or other reasons by providing special grants of RSUs. Vesting dates and terms can vary for each award at the discretion of the Company.

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
11. Stockholders’ Equity – (continued)

The following represents unvested Special RSUs granted through 2019:

	2019 Special Grants
	Number of RSUs (in units)	Weighted Average Grant-Date Fair Value (per share)
Unvested at December 31, 2018	—	$—
Granted	6,067	40.30
Unvested at June 30, 2019	6,067	$40.30

Compensation expense related to the Special RSU grants for the quarter and six months ended June 30, 2019 was not significant. At June 30, 2019, the cost is expected to be recognized over a weighted-average period of 1.6 years.
Macquarie Infrastructure Corporation Long Term Incentive Plan (LTIP) for MIC Operating Businesses —  Performance Stock Units (PSUs)
During the first quarter of 2019, the Company established the LTIP pursuant to which it may make stock-based incentive awards to eligible employees of its operating businesses. The awards would take the form of PSUs convertible into common stock of the Company as authorized under its 2016 Omnibus Employee Incentive Plan. The number of PSUs a participant may be awarded reflects a target level of performance by the participant. The participant may be awarded more (over performance limit) or less (threshold limit) than the target number of PSUs based on their achievements relative to Key Performance Indicators during the three-year performance period. Following finalization of the participant’s performance review at the end of the third year of the program, the Company may award the PSUs.
The following represents unvested LTIP grants through June 30, 2019 at the target level of performance:

	2019 LTIP (at Target)
	Number of PSUs (in units)	Weighted Average Grant-Date Fair Value (per share)
Unvested at December 31, 2018	—	$—
Granted	134,671	$39.59
Forfeited	(5,794)	$39.26
Unvested at June 30, 2019	128,877	$39.61

At June 30, 2019, depending upon actual performance, the number of PSUs to be issued will vary from zero to 237,011, net of forfeitures. At June 30, 2019, the grant date fair value of the unvested awards was approximately $5 million, reflecting target performance by all participants. During the quarter and six months ended June 30, 2019, the Company recognized approximately $1 million of compensation expense related to the LTIP. At June 30, 2019, the unrecognized compensation cost related to unvested PSU awards was approximately $4 million at target level performance. If target level performance is achieved, the unrecognized cost is expected to be recognized over a weighted-average period of 2.5 years.

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
11. Stockholders’ Equity – (continued)

Accumulated Other Comprehensive Loss
The following represents the changes and balances to the components of accumulated other comprehensive loss for the six months ended June 30, 2019 and 2018 ($ in millions):

	Post-Retirement Benefit Plans, net of taxes	Translation Adjustment, net of taxes(1)	Total Stockholders’ Accumulated Other Comprehensive Loss, net of taxes
Balance at December 31, 2017	$(20)	$(10)	$(30)
Translation adjustment	—	(3)	(3)
Balance at June 30, 2018	$(20)	$(13)	$(33)

Balance at December 31, 2018	$(16)	$(14)	$(30)
Translation adjustment	—	2	2
Balance at June 30, 2019	$(16)	$(12)	$(28)

___________

(1)	Translation adjustment is presented net of tax expense of $1 million and tax benefit of $1 million for the six months ended June 30, 2019 and 2018, respectively.
12. Reportable Segments
At June 30, 2019, the Company’s businesses consisted of four reportable segments: IMTT, Atlantic Aviation, MIC Hawaii and Corporate and Other.
Effective October 1, 2018, BEC and substantially all of the Company’s portfolio of solar and wind power generation businesses were classified as discontinued operations and the Company’s Contracted Power segment was eliminated. Effective January 1, 2019, the Company’s majority interest in a renewable power development business was also classified as a discontinued operation and thereafter a sale process related to this interest was commenced. The Company did not restate the prior period related to the commencement of the sale process as the disposition was deemed insignificant. A remaining relationship with a third-party developer of renewable power facilities has been reported as a component of Corporate and Other through the expiration of the relationship in July 2019. All prior comparable periods have been restated to reflect this change.
In July 2019, the Company completed the sales of its wind power generating portfolio, all but one of the assets in its solar power generating portfolio and its majority interest in a renewable development business. The remainder of the operating solar portfolio is expected to close in August 2019. For additional information, see Note 3, “Discontinued Operations and Dispositions”, for further discussions.
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
Lease.  These are contracts with predominantly non-cancelable terms for access to and the use of storage capacity at the various terminals owned and operated by the business. At June 30, 2019, these contracts had a revenue weighted average remaining contract life of 1.9 years. These contracts generally require payments in exchange for the provision of storage capacity and product movement (throughput) throughout their term based on a fixed rate per barrel of capacity leased. A majority of the contracts include terms that adjust the fixed rate annually for inflation. These contracts are accounted for as operating leases and the related lease income is recognized in service revenue over the term of the contract based upon the rate specified. Revenue is recognized in accordance with ASC 842, Leases.
Terminal services.  Revenue from the provision of ancillary services includes activities such as heating, mixing and blending, and is recognized as the related services are performed (point in time) based on contract rates. Other terminal services also include payments received prior to the related services being performed or as a reimbursement for specific fixed asset additions or

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
12. Reportable Segments  – (continued)

improvements related to a customer’s contract and are recorded as deferred revenue and ratably recognized as revenues over the contract term.
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
Revenue from Atlantic Aviation is recorded in service revenue. Services provided by Atlantic Aviation include:
Fuel.  Revenue from fuel sales are recognized at a point in time as services are performed. Fuel services are recorded net of volume discounts and rebates.
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
Revenue from the Hawaii Gas business is generated from the distribution and sales of synthetic natural gas (SNG), liquefied petroleum gas (LPG), liquefied natural gas (LNG) and renewable natural gas (RNG). Revenue is primarily a function of the volume of SNG, LPG, LNG and RNG consumed by customers and the price per British Thermal Unit or gallon charged to customers. Revenue levels, without organic growth, will generally track global commodity prices, namely petroleum and natural gas, as its products are derived from these commodities.
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

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
12. Reportable Segments  – (continued)

Revenue from external customers for the Company’s consolidated reportable segments were ($ in millions):

	Quarter Ended June 30, 2019
	IMTT	Atlantic Aviation	MIC Hawaii	Intercompany Adjustments	Total Reportable Segments
Service revenue
Terminal services	$22	$—	$—	$—	$22
Lease	95	—	—	—	95
Fuel	—	173	—	—	173
Hangar	—	23	—	—	23
Other	2	40	—	—	42
Total service revenue	$119	$236	$—	$—	$355
Product revenue
Lease	$—	$—	$1	—	$1
Gas	—	—	57	—	57
Other	—	—	3	—	3
Total product revenue	$—	$—	$61	$—	$61
Total revenue	$119	$236	$61	$—	$416

	Quarter Ended June 30, 2018
	IMTT	Atlantic Aviation	MIC Hawaii	Intercompany Adjustments	Total Reportable Segments
Service revenue
Terminal services	$21	$—	$—	$—	$21
Lease	102	—	—	(1)	101
Fuel	—	174	—	—	174
Hangar	—	22	—	—	22
Construction	—	—	14	—	14
Other	6	37	1	—	44
Total service revenue	$129	$233	$15	$(1)	$376
Product revenue
Lease	$—	$—	$1	$—	$1
Gas	—	—	57	—	57
Other	—	—	2	—	2
Total product revenue	$—	$—	$60	$—	$60
Total revenue	$129	$233	$75	$(1)	$436

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
12. Reportable Segments  – (continued)

	Six Months Ended June 30, 2019
	IMTT	Atlantic Aviation	MIC Hawaii	Intercompany Adjustments	Total Reportable Segments
Service revenue
Terminal services	$46	$—	$—	$—	$46
Lease	230	—	—	(1)	229
Fuel	—	354	—	—	354
Hangar	—	46	—	—	46
Other	4	94	—	—	98
Total service revenue	$280	$494	$—	$(1)	$773
Product revenue
Lease	$—	$—	$2	$—	$2
Gas	—	—	117	—	117
Other	—	—	6	—	6
Total product revenue	$—	$—	$125	$—	$125
Total revenue	$280	$494	$125	$(1)	$898

	Six Months Ended June 30, 2018
	IMTT	Atlantic Aviation	MIC Hawaii	Intercompany Adjustments	Total Reportable Segments
Service revenue
Terminal services	$47	$—	$—	$—	$47
Lease	206	—	—	(2)	204
Fuel	—	351	—	—	351
Hangar	—	44	—	—	44
Construction	—	—	31	—	31
Other	15	85	2	—	102
Total service revenue	$268	$480	$33	$(2)	$779
Product revenue
Lease	$—	$—	$2	$—	$2
Gas	—	—	117	—	117
Other	—	—	5	—	5
Total product revenue	$—	$—	$124	$—	$124
Total revenue	$268	$480	$157	$(2)	$903

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

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
12. Reportable Segments  – (continued)

	Quarter Ended June 30, 2019
	IMTT	Atlantic Aviation	MIC Hawaii	Corporate and Other	Total Reportable Segments
Net income (loss)	$9	$9	$2	$(14)	$6
Interest expense, net	15	22	2	6	45
Provision (benefit) for income taxes	4	4	1	(7)	2
Depreciation	29	15	4	—	48
Amortization of intangibles	4	11	—	—	15
Fees to Manager-related party	—	—	—	7	7
Other non-cash expense	3	1	5	—	9
EBITDA excluding non-cash items	$64	$62	$14	$(8)	$132

	Quarter Ended June 30, 2018
	IMTT	Atlantic Aviation	MIC Hawaii	Corporate and Other	Total Reportable Segments
Net income (loss)	$19	$20	$4	$(16)	$27
Interest expense, net	11	4	2	8	25
Provision (benefit) for income taxes	8	8	2	(6)	12
Depreciation	29	16	2	—	47
Amortization of intangibles	4	11	2	—	17
Fees to Manager-related party	—	—	—	11	11
Other non-cash expense (income)	3	1	(1)	(1)	2
EBITDA excluding non-cash items	$74	$60	$11	$(4)	$141

	Six Months Ended June 30, 2019
	IMTT	Atlantic Aviation	MIC Hawaii	Corporate and Other	Total Reportable Segments
Net income (loss)	$50	$34	$10	$(24)	$70
Interest expense, net	28	41	5	10	84
Provision (benefit) for income taxes	20	13	4	(11)	26
Depreciation	58	30	8	—	96
Amortization of intangibles	8	22	—	—	30
Fees to Manager-related party	—	—	—	15	15
Other non-cash expense	4	1	7	1	13
EBITDA excluding non-cash items	$168	$141	$34	$(9)	$334

	Six Months Ended June 30, 2018
	IMTT	Atlantic Aviation	MIC Hawaii	Corporate and Other	Total Reportable Segments
Net income (loss)	$44	$53	$7	$(37)	$67
Interest expense, net	19	4	3	17	43
Provision (benefit) for income taxes	18	20	3	(11)	30
Depreciation	58	29	7	—	94
Amortization of intangibles	8	23	2	—	33
Fees to Manager-related party	—	—	—	24	24
Other non-cash expense	5	1	5	—	11
EBITDA excluding non-cash items	$152	$130	$27	$(7)	$302

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
12. Reportable Segments  – (continued)

Reconciliations of total reportable segments’ EBITDA excluding non-cash items to consolidated net income from continuing operations before income taxes were ($ in millions):

	Quarter Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Total reportable segments EBITDA excluding non-cash items	$132	$141	$334	$302
Interest income	1	—	4	—
Interest expense	(46)	(25)	(88)	(43)
Depreciation	(48)	(47)	(96)	(94)
Amortization of intangibles	(15)	(17)	(30)	(33)
Fees to Manager-related party	(7)	(11)	(15)	(24)
Other expense, net	(9)	(2)	(13)	(11)
Total consolidated net income from continuing operations before income taxes	$8	$39	$96	$97

Capital expenditures, on a cash basis, for the Company’s reportable segments were ($ in millions):

	Quarter Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
IMTT	$38	$15	$64	$24
Atlantic Aviation	14	17	27	36
MIC Hawaii	5	5	10	11
Corporate and other	1	9	1	15
Total capital expenditures of reportable segments	$58	$46	$102	$86

Property, equipment, land and leasehold improvements, net, goodwill and total assets for the Company’s reportable segments and its reconciliation to consolidated total assets were ($ in millions):

	Property, Equipment, Land and Leasehold Improvements, net		Goodwill		Total Assets
	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018	June 30, 2019	December 31, 2018
IMTT	$2,252	$2,249	$1,427	$1,427	$4,109	$4,020
Atlantic Aviation	564	565	496	496	2,021	1,676
MIC Hawaii	302	300	120	120	527	501
Corporate and other	9	27	—	—	396	599
Total assets of reportable segments	$3,127	$3,141	$2,043	$2,043	$7,053	$6,796
Assets held for sale	—	—	—	—	730	648
Total consolidated assets	$3,127	$3,141	$2,043	$2,043	$7,783	$7,444

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

13. Long-Term Contracted Revenue
Long-term contracted revenue consists of revenue from future minimum lease revenue accounted in accordance with ASC 842, Leases, and estimated revenue to be recognized in the future related to performance conditions that are unsatisfied or partially unsatisfied accounted in accordance with ASC 606, Revenue. The recognition pattern for contracts that are considered leases is generally consistent with the recognition pattern that would apply if such contracts were not accounted for as leases and were instead accounted for under ASC Topic 606. Accordingly, the Company has combined the required lessor disclosures for future lease income with the disclosures for contracted revenue in the table below. The following long-term contracted revenue were in existence at June 30, 2019 ($ in millions):

	Lease Revenue (ASC 842)	Contract Revenue (ASC 606)	Total Long-Term Revenue
2019 remaining	$149	$37	$186
2020	183	44	227
2021	100	30	130
2022	62	25	87
2023	38	18	56
Thereafter	103	18	121
Total	$635	$172	$807

The above table does not include the future minimum lease revenue from the renewable businesses within the MIC Hawaii reportable segment. The payments from these leases are considered variable as they are based on the output of the underlying assets (i.e. energy generated).
14. Related Party Transactions
Management Services
At June 30, 2019 and December 31, 2018, the Manager held 12,849,435 shares and 12,477,438 shares, respectively, of the Company’s common stock. Pursuant to the terms of the Third Amended and Restated Management Services Agreement (Management Services Agreement), the Manager may sell these shares at any time. Under the Management Services Agreement, the Manager, at its option, may reinvest base management fees and performance fees, if any, in shares of the Company.
Since January 1, 2018, the Company paid the Manager cash dividends on shares held for the following periods:

Declared	Period Covered	$ per Share	Record Date	Payable Date	Cash Paid to Manager (in millions)
July 30, 2019	Second quarter 2019	$1.00	August 12, 2019	August 15, 2019	(1)
April 29, 2019	First quarter 2019	1.00	May 13, 2019	May 16, 2019	$13
February 14, 2019	Fourth quarter 2018	1.00	March 4, 2019	March 7, 2019	13
October 30, 2018	Third quarter 2018	1.00	November 12, 2018	November 15, 2018	12
July 31, 2018	Second quarter 2018	1.00	August 13, 2018	August 16, 2018	11
May 1, 2018	First quarter 2018	1.00	May 14, 2018	May 17, 2018	6
February 19, 2018	Fourth quarter 2017	1.44	March 5, 2018	March 8, 2018	8
___________

(1)	The amount of dividend payable to the Manager for the second quarter of 2019 will be determined on August 12, 2019, the record date.
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

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
14. Related Party Transactions  – (continued)

In accordance with the Management Services Agreement, the Manager is entitled to a monthly base management fee based primarily on the Company’s market capitalization, and potentially a quarterly performance fee based on total shareholder returns relative to a U.S. utilities index. Currently, the Manager has elected to reinvest the future base management fees and performance fees, if any, in additional shares. For the quarter and six months ended June 30, 2019, the Company incurred base management fees of $7 million and $15 million, respectively, compared with $11 million and $24 million for the quarter and six months ended June 30, 2018, respectively. The Company did not incur any performance fees for the quarter and six month periods ended June 30, 2019 and 2018.
Effective November 1, 2018, the Manager waived two elements of the base management fee to which it was entitled under the terms of the Management Services Agreement. In effect, the waivers cap the base management fee at 1% of the Company’s equity market capitalization less any cash balances at the holding company. The waiver applies only to the calculation of the base management fees and not to the remainder of the Management Services Agreement. The Manager reserves the right to revoke the waivers and revert to the prior terms of the Management Services Agreement, subject to providing the Company with not less than a one year notice. A revocation of the waiver would not trigger a recapture of previously waived fees.
The unpaid portion of the base management fees and performance fees, if any, at the end of each reporting period is included in Due to Manager-related party in the consolidated condensed balance sheets.

Period	Base Management Fee Amount ($ in millions)	Performance Fee Amount ($ in millions)	Shares Issued
2019 Activities:
Second quarter 2019	$7	$—	192,103	(1)
First quarter 2019	8	—	184,448

2018 Activities:
Fourth quarter 2018	$9	$—	220,208
Third quarter 2018	12	—	269,286
Second quarter 2018	11	—	277,053
First quarter 2018	13	—	265,002
___________

(1)
The Manager elected to reinvest all of the monthly base management fees for the second quarter of 2019 in shares. The Company issued 192,103 shares for the quarter ended June 30, 2019, including 64,602 shares that were issued in July 2019 for the June 2019 monthly base management fee.

The Manager is not entitled to any other compensation and all costs incurred by the Manager, including compensation of seconded staff, are paid by the Manager out of its base management fee. However, the Company is responsible for other direct costs including, but not limited to, expenses incurred in the administration or management of the Company and its subsidiaries, income taxes, audit and legal fees, acquisitions and dispositions and its compliance with applicable laws and regulations. During the quarter and six months ended June 30, 2019, the Manager charged the Company $331,000 and $577,000, respectively, for reimbursement of out-of-pocket expenses compared with $141,000 and $409,000, respectively, for quarter and six months ended June 30, 2018. The unpaid portion of the out-of-pocket expenses at the end of the reporting period is included in Due to Manager-related party in the consolidated condensed balance sheets.
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
For the quarter and six months ended June 30, 2019, the Company incurred interest expense of $41,000 and $75,000, respectively, related to Macquarie Capital Funding LLC’s portion of the MIC senior secured revolving credit facility compared with $130,000 and $237,000 for the quarter and six months ended June 30, 2018, respectively.
Other Transactions
In May 2018, the Company sold its equity interest in projects involving two properties to Macquarie Infrastructure and Real Assets, Inc. (MIRA Inc.), an affiliate of the Manager, for their cost of $27 million. The Company retained the right to 20% of any gain on a subsequent sale by MIRA Inc. to a third party of a more than 50% interest in either or both of the projects.
From time to time, indirect subsidiaries within Macquarie Group may enter into contracts with IMTT to lease capacity. The revenue from these contracts for the quarter and six months ended June 30, 2019 were insignificant.
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
Shareholder Litigation
On April 23, 2018, a complaint captioned City of Riviera Beach General Employees Retirement System v. Macquarie Infrastructure Corp., et al., Case 1:18-cv-03608 (VSB), was filed in the United States District Court for the Southern District of New York. A substantially identical complaint captioned Daniel Fajardo v. Macquarie Infrastructure Corporation, et al., Case No. 1:18-cv-03744 (VSB) was filed in the same court on April 27, 2018. Both complaints asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder on behalf of a putative class consisting of all purchasers of MIC common stock between February 22, 2016 and February 21, 2018. The named defendants in both cases were the Company and four current or former officers of MIC and one of its subsidiaries, IMTT Holdings LLC. The complaints in both actions allege that the Company and the individual defendants knowingly made material misstatements and omitted material facts in its public disclosures concerning the Company’s and IMTT’s business and the sustainability of the Company’s dividend to stockholders. On January 30, 2019, the Court issued an opinion and order consolidating the two cases, appointing Moab Partners, L.P. (Moab) as Lead Plaintiff and approving Moab’s selection of lead counsel. On February 20, 2019, Moab filed a consolidated class action complaint. In addition to the claims noted above, the consolidated class action complaint also asserts claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 relating to the Company’s November 2016 secondary public offering of common stock. The consolidated amended complaint also adds Macquarie Infrastructure Management (USA) Inc., Barclays Capital Inc. and seven additional current or former officers or directors of MIC as defendants. On April 22, 2019, the Company and the other defendants filed motions to dismiss the consolidated class action complaint in its entirety, with prejudice. Briefing concluded on July 22, 2019. The Company intends to continue to vigorously contest the claims asserted, which the Company believes are entirely meritless.
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

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
15. Legal Proceedings and Contingencies – (continued)

Proceedings in the Wright, Greenlee and Johnson cases are otherwise stayed pending resolution of the motions to dismiss the securities class actions described above. The Company expects that the named defendants will vigorously contest the claims asserted in the Wright, Greenlee and Johnson complaints.
16. Subsequent Events
Dividend
On July 30, 2019, the Board declared a dividend of $1.00 per share for the quarter ended June 30, 2019, which is expected to be paid on August 15, 2019 to holders of record on August 12, 2019.

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
There have been no changes to legal proceedings set forth under Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 20, 2019, except for the following:
Shareholder Litigation
On April 23, 2018, a complaint captioned City of Riviera Beach General Employees Retirement System v. Macquarie Infrastructure Corp., et al., Case 1:18-cv-03608 (VSB), was filed in the United States District Court for the Southern District of New York. A substantially identical complaint captioned Daniel Fajardo v. Macquarie Infrastructure Corporation, et al., Case No. 1:18-cv-03744 (VSB) was filed in the same court on April 27, 2018. Both complaints asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder on behalf of a putative class consisting of all purchasers of MIC common stock between February 22, 2016 and February 21, 2018. The named defendants in both cases were the Company and four current or former officers of MIC and one of its subsidiaries, IMTT Holdings LLC. The complaints in both actions allege that the Company and the individual defendants knowingly made material misstatements and omitted material facts in its public disclosures concerning the Company’s and IMTT’s business and the sustainability of the Company’s dividend to stockholders. On January 30, 2019, the Court issued an opinion and order consolidating the two cases, appointing Moab Partners, L.P. (Moab) as Lead Plaintiff and approving Moab’s selection of lead counsel. On February 20, 2019, Moab filed a consolidated class action complaint. In addition to the claims noted above, the consolidated class action complaint also asserts claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 relating to the Company’s November 2016 secondary public offering of common stock. The consolidated amended complaint also adds Macquarie Infrastructure Management (USA) Inc., Barclays Capital Inc. and seven additional current or former officers or directors of MIC as defendants. On April 22, 2019, the Company and the other defendants filed motions to dismiss the consolidated class action complaint in its entirety, with prejudice. Briefing concluded on July 22, 2019. The Company intends to continue to vigorously contest the claims asserted, which the Company believes are entirely meritless.
On August 9, 2018, a shareholder derivative complaint captioned Phyllis Wright v. Liam Stewart, et al., Case No. 1:18-cv-07174 (VSB), was filed in the United States District Court for the Southern District of New York. A substantially identical complaint captioned Raymond Greenlee v. James Hooke, et al., Case No. 1:18-cv-09339 (VSB) was filed in the same court on October 12, 2018. A third and substantially similar shareholder derivative complaint captioned Kim Johnson v. Liam Stewart, et al., Case No. 1:18-cv-011062 (VSB) was filed in the same court on November 27, 2018. Each of the shareholder derivative complaints assert derivative claims on behalf of the Company against certain of its current and former officers and directors arising out of the same subject matter at issue in the City of Riviera Beach and Fajardo complaints discussed above. The causes of action asserted include violation of Section 14(a) of the Securities Exchange Act of 1934, breach of fiduciary duties, waste of corporate assets, unjust enrichment, and aiding and abetting breach of fiduciary duty. A motion to consolidate the three actions is currently pending. Proceedings in the Wright, Greenlee and Johnson cases are otherwise stayed pending resolution of the motions to dismiss the securities class actions described above. The Company expects that the named defendants will vigorously contest the claims asserted in the Wright, Greenlee and Johnson complaints.

Atlantic Aviation - Stewart LLC- Environmental Notices of Violation

On June 27, 2019, the New York State Department of Environmental Conservation issued three Notices of Violation (NOV) to Atlantic Aviation Stewart LLC (AASL), an indirect subsidiary of the Company, alleging violations of petroleum and chemical bulk storage regulations in connection with the discharge of firefighting foam concentrate at AASL’s FBO operation at the New York Stewart International Airport. It is estimated that penalties and fines on account of the NOVs will exceed $100,000.
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

MACQUARIE INFRASTRUCTURE CORPORATION (Registrant)

Dated: July 31, 2019	By:	/s/ Christopher Frost
Name: Christopher Frost
Title: Chief Executive Officer

Dated: July 31, 2019	By:	/s/ Liam Stewart
Name: Liam Stewart
Title: Chief Financial Officer

EXHIBIT INDEX

Number	Description
3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 21, 2015).
3.2
Amended and Restated Bylaws of the Registrant, dated as of February 18, 2016 (incorporated by reference to Exhibit 3.2 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2015, filed with the SEC on February 23, 2016).

10.1
Amendment No. 1 to Macquarie Infrastructure Corporation 2016 Omnibus Employee Incentive Plan (incorporated by reference to Appendix A of the Registrant's Definitive Proxy Statement filed with the SEC on April 2, 2019).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer
32.2**	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
___________

*	Filed herewith.

**	Furnished herewith.

E-1