Form 10-Q
period 2019-09-30
Macquarie Infrastructure Corp
filed 2019-10-31
CIK 1289790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________

FORM 10-Q
_____________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2019
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
There were 86,462,375 shares of common stock, with $0.001 par value, outstanding at October 29, 2019.

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
MIC is externally managed by Macquarie Infrastructure Management (USA) Inc. (our Manager), pursuant to the terms of a Management Services Agreement, subject to the oversight and supervision of our Board. The majority of the members of our Board, and the members of all Board committees, are independent and have no affiliation with Macquarie. Our Manager is a member of the Macquarie Group of companies comprising Macquarie Group Limited and its subsidiaries and affiliates worldwide. Macquarie Group Limited is headquartered in Australia and is listed on the Australian Securities Exchange.
We currently own and operate a portfolio of infrastructure and infrastructure-like businesses that provide services to corporations, government agencies and individual customers primarily in the United States (U.S.). Our businesses are organized into four segments:

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

•	Corporate and Other: comprising MIC Corporate (holding company) and a shared services center.
Effective October 1, 2018, the Bayonne Energy Center (BEC) and substantially all of our portfolio of solar and wind power generation businesses were classified as discontinued operations and our Contracted Power segment was eliminated. All prior comparable periods have been restated to reflect this change. In July 2019, we completed the sales of our wind power generating portfolio and all but one of the assets in our solar power generating portfolio. The sale of the remaining solar facility closed during September 2019. On January 1, 2019, we also classified our majority interest in a renewable power development business as a discontinued operation, the sale of which closed in July 2019. We did not restate the prior period as the disposition was deemed insignificant. A remaining relationship with a third-party developer of renewable power facilities has been reported as a component of Corporate and Other through the expiration of the relationship in July 2019.  For additional information, see Note 3, “Discontinued Operations and Dispositions”, in our Notes to Consolidated Condensed Financial Statements in Part I of this Form 10-Q.
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
At IMTT, we focus on providing bulk liquid storage, handling and other services pursuant to “take-or-pay” contracts to customers who place a premium on ease of access and operational flexibility. The revenue weighted average remaining contract life was 1.9 years at September 30, 2019.
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
Dividends
Since January 1, 2018, MIC has paid or declared the following dividends:

Declared	Period Covered	$ per Share	Record Date	Payable Date
October 29, 2019	Third quarter 2019	$1.00	November 11, 2019	November 14, 2019
July 30, 2019	Second quarter 2019	1.00	August 12, 2019	August 15, 2019
April 29, 2019	First quarter 2019	1.00	May 13, 2019	May 16, 2019
February 14, 2019	Fourth quarter 2018	1.00	March 4, 2019	March 7, 2019
October 30, 2018	Third quarter 2018	1.00	November 12, 2018	November 15, 2018
July 31, 2018	Second quarter 2018	1.00	August 13, 2018	August 16, 2018
May 1, 2018	First quarter 2018	1.00	May 14, 2018	May 17, 2018
February 19, 2018	Fourth quarter 2017	1.44	March 5, 2018	March 8, 2018
We intend to provide investors with the benefits of access to a portfolio of infrastructure and infrastructure-like businesses that we believe will generate growing amounts of cash flow over time as a result of their positive correlation with inflation and provision of basic services to customers. Consistent with this, we intend to distribute the majority of the cash generated from operations of our businesses as a quarterly cash dividend. Our Board has authorized a quarterly cash dividend of $1.00 per share for the quarter ended September 30, 2019.
Our Board regularly reviews our dividend policy and the proportion of our Free Cash Flow that the distribution represents (payout ratio). In determining whether to adjust the amount of our quarterly dividend, our Board will take into account such matters as the state of the capital markets and general business and economic conditions, the impact of any acquisitions or dispositions related to our pursuit of strategic alternatives, the Company’s financial condition, results of operations, indebtedness levels, capital requirements, capital opportunities and any contractual, legal and regulatory restrictions on the payment of dividends by the Company to its shareholders or by its subsidiaries to the Company, and any other factors that it deems relevant, subject to maintaining a prudent level of reserves and without creating undue volatility in the amount of such dividends where possible. Moreover, the Company’s senior secured credit facility and the debt commitments at our businesses contain restrictions that may limit the Company’s ability to pay dividends. Although historically we have declared cash dividends on our shares, any or all of these or other factors could result in the modification of our dividend policy, or the reduction, modification or elimination of our dividend in the future.

Recent Developments

Pursuit of Strategic Alternatives

In October 2019, our Board resolved to actively pursue strategic alternatives including a sale of our Company or our operating businesses as a means of unlocking value for shareholders. There is no set timetable for completing any transaction and there can be no assurance that any transactions will occur on favorable terms or at all. See our Current Report on Form 8-K date October 31, 2019 for additional information.

Disposition Agreement

To facilitate our pursuit of strategic alternatives, we announced that we have entered into a disposition agreement with Macquarie Infrastructure Management (USA) Inc. (MIMUSA), the external manager of our Company on October 30, 2019. Other than pursuant to this agreement, we do not have the ability to terminate the Management Services Agreement other than in limited circumstances. Pursuant to this agreement, our Management Services Agreement with MIMUSA will terminate as to any businesses, or substantial portions thereof, that are sold and, in connection therewith, we will make a payment to MIMUSA based on the proceeds generated in the event of such sales and certain additional payments under certain circumstances. The disposition agreement will terminate on the earlier to occur of (i) the termination of the Management Services Agreement and (ii) the sixth anniversary, subject to extension under certain circumstances if a transaction is pending. See our Current Report on Form 8-K dated October 31, 2019 for additional information.
Business Divestitures
During the fourth quarter of 2018, we commenced a sale process involving our portfolios of 142 megawatts (MW) (gross) of solar generation assets and 203 MW (gross) of wind generation assets, both of which had been designated as discontinued operations. In July 2019, we completed the sale of our wind power generating portfolio and all but one of the assets in our solar power generating portfolio. The sale of the remaining solar facility closed during September 2019. In July 2019, we also completed the sale of our majority interest in a renewable power development business. We received aggregate gross proceeds from these sales of approximately $275 million, or approximately $210 million net of taxes and transaction related expenses. Upon closing of the transactions involving the portfolios of operating solar and wind assets, we deconsolidated $295 million of long-term debt. For additional information, see Note 3, “Discontinued Operations and Dispositions”, in our Notes to Consolidated Condensed Financial Statements in Part I of this Form 10-Q.
2.875% Convertible Senior Notes due July 2019
On July 15, 2019, we fully repaid the outstanding balance of $350 million on our 2.875% Convertible Senior Notes due July 2019 at maturity using cash on hand.
Results of Operations
Consolidated
Consistent with our strategic objective of divesting of smaller and non-core businesses, in July 2019, we completed the sale of our wind power generating portfolio and all but one of the assets in our solar power generating portfolio. The sale of the remaining solar facility closed during September 2019. In July 2019, we also completed the sale of our majority interest in a renewable power development business and concluded a relationship with a third party developer of renewable power facilities in July 2019.
In July 2019, we fully repaid the outstanding balance of $350 million of 2.875% Convertible Senior Notes at maturity on July 15, 2019 using cash on hand. Following the sales of the renewable businesses and the deconsolidating the related debt, our leverage at September 30, 2019 was 3.6 times net debt/EBITDA, from 4.0 times at the end of the second quarter.
For the quarter and nine months ended September 30, 2019, our consolidated results reflect: (i) increases in hangar rental revenue and the volume of fuel sold at Atlantic Aviation; and (ii) the sale of the mechanical contractor business in November 2018 by our MIC Hawaii segment. Contributions to our results for the quarter and nine months ended September 30, 2019 were partially offset by overall higher professional services fees.
The increase in our consolidated results for the nine months ended September 30, 2019 also reflects: (i) proceeds received in respect of the termination of an agreement with the owner of a refinery at IMTT’s terminal in St. Rose, LA (the refinery termination payment); and (ii) the positive impact of new utility rates implemented in July 2018 at Hawaii Gas. These increases are partially offset by lower fee income from a third party developer of renewable power projects recorded as a component of Corporate and Other and the sale of an environmental services business by our IMTT segment.
Results for discontinued operations increased for the quarter and nine months ended September 30, 2019 compared with the quarter and nine months ended September 30, 2018 primarily as a result of the gain on sale of our wind and solar power generating facilities and the gain on sale of our majority interest in a renewable power development business. The increases in the 2019 periods were partially offset by the absence of a contribution from the BEC business, which was sold in October 2018, and the income tax expense associated with the gain on sale of renewable businesses in 2019.

Results of Operations: Consolidated – (continued)

Our consolidated results of operations are as follows:

	Quarter Ended September 30,		Change Favorable/(Unfavorable)		Nine Months Ended September 30, 2019		Change Favorable/(Unfavorable)
	2019	2018	$	%	2019	2018	$	%
	($ In Millions, Except Share and Per Share Data) (Unaudited)
Revenue
Service revenue	$347	$361	(14)	(4)	$1,120	$1,140	(20)	(2)
Product revenue	58	60	(2)	(3)	183	184	(1)	(1)
Total revenue	405	421	(16)	(4)	1,303	1,324	(21)	(2)
Costs and expenses
Cost of services	154	167	13	8	484	534	50	9
Cost of product sales	43	39	(4)	(10)	128	128	—	—
Selling, general and administrative	81	78	(3)	(4)	245	240	(5)	(2)
Fees to Manager-related party	8	12	4	33	23	36	13	36
Goodwill impairment	—	3	3	100	—	3	3	100
Depreciation	49	49	—	—	145	143	(2)	(1)
Amortization of intangibles	14	20	6	30	44	53	9	17
Total operating expenses	349	368	19	5	1,069	1,137	68	6
Operating income	56	53	3	6	234	187	47	25
Other income (expense)
Interest income	2	—	2	NM	6	—	6	NM
Interest expense(1)	(36)	(28)	(8)	(29)	(124)	(71)	(53)	(75)
Other (expense) income, net	—	(21)	21	100	2	(15)	17	113
Net income from continuing operations before income taxes	22	4	18	NM	118	101	17	17
Provision for income taxes	(7)	(2)	(5)	NM	(33)	(32)	(1)	(3)
Net income from continuing operations	$15	$2	13	NM	$85	$69	16	23
Discontinued Operations
Net income from discontinued operations before income taxes	$78	$26	52	200	$86	$41	45	110
Provision for income taxes	(32)	(6)	(26)	NM	(32)	(5)	(27)	NM
Net income from discontinued operations	$46	$20	26	130	$54	$36	18	50
Net income	$61	$22	39	177	$139	$105	34	32

Net income from continuing operations	$15	$2	13	NM	$85	$69	16	23
Net income from continuing operations attributable to MIC	$15	$2	13	NM	$85	$69	16	23
Net income from discontinued operations	$46	$20	26	130	$54	$36	18	50
Less: net loss attributable to noncontrolling interests	—	—	—	—	(3)	(32)	(29)	(91)
Net income from discontinued operations attributable to MIC	$46	$20	26	130	$57	$68	(11)	(16)
Net income attributable to MIC	$61	$22	39	177	$142	$137	5	4
Basic income per share from continuing operations attributable to MIC	$0.18	$0.02	0.16	NM	$0.99	$0.81	0.18	22
Basic income per share from discontinued operations attributable to MIC	0.53	0.23	0.30	130	0.67	0.80	(0.13)	(16)
Basic income per share attributable to MIC	$0.71	$0.25	0.46	184	$1.66	$1.61	0.05	3
Weighted average number of shares outstanding: basic	86,276,237	85,378,088	898,149	1	86,075,394	85,095,956	979,438	1
___________
NM — Not meaningful.

(1)
Interest expense includes losses on derivative instruments of $2 million and $14 million for the quarter and nine months ended September 30, 2019, respectively. For the quarter and nine months ended September 30, 2018, interest expense includes gains on derivative instruments of $3 million and $17 million, respectively.

Results of Operations: Consolidated – (continued)

Revenue
Consolidated revenues decreased for the quarter and nine months ended September 30, 2019 compared with the quarter and nine months ended September 30, 2018 primarily as a result of, (i) the sale of the mechanical contractor business by our MIC Hawaii segment; (ii) lower wholesale cost of fuel at Atlantic Aviation; and (iii) lower volume of gas sold by Hawaii Gas. These decreases were partially offset by increases in hangar rentals and the volume of fuel sold at Atlantic Aviation.
The decrease in consolidated revenues for the nine months ended September 30, 2019 also reflects the sale of an environmental services business by IMTT, partially offset by the receipt of the refinery termination payment by IMTT and the positive impact of new utility rates implemented at Hawaii Gas.
Cost of Services and Cost of Product Sales
Consolidated cost of services and cost of product sales decreased for the quarter and nine months ended September 30, 2019 compared with the quarter and nine months ended September 30, 2018 primarily as a result of the absence of costs related to the mechanical contractor business at MIC Hawaii and lower wholesale cost of fuel at Atlantic Aviation. The decrease in our consolidated cost of services and cost of product sales were partially offset by higher labor costs, an increase in property taxes at IMTT and unfavorable changes in unrealized gains (losses) on commodity hedges at Hawaii Gas versus the prior comparable periods. See “Results of Operations — MIC Hawaii” below).
The decrease in consolidated cost of services and cost of product sales for the nine months September 30, 2019 also reflects the sale of the environmental services business at IMTT.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased for the quarter and nine months ended September 30, 2019 compared with the quarter and nine months ended September 30, 2018 primarily as a result of, (i) higher salaries and benefits, rent and professional fees at Atlantic Aviation; (ii) an increase in expenses incurred in connection with our intention to pursue strategic alternatives; and, (iii) expenses related to a long-term incentive compensation plan for senior management of our operating businesses implemented in 2019. The nine months ended September 30, 2019 also includes consulting expenses incurred in connection with our evaluation of opportunities for improved efficiencies.
The increase in selling, general and administrative expenses were partially offset by the absence of expenses related to businesses that were sold during 2018, lower costs incurred in connection with the evaluation of various investment and acquisition and disposition opportunities and lower professional services fees, primarily in connection with ongoing litigation.
Fees to Manager
Our Manager is entitled to a monthly base management fee based on our market capitalization and potentially a quarterly performance fee based on total stockholder returns relative to a U.S. utilities index. For the quarter and nine months ended September 30, 2019, we incurred base management fees of $8 million and $23 million, respectively, compared with $12 million and $36 million for the quarter and nine months ended September 30, 2018, respectively. Base management fees decreased for the quarter and nine months ended September 30, 2019 compared with the quarter and nine months ended September 30, 2018 primarily due to the Manager’s waiver of two elements of the base management fee to which it is entitled and a reduction in the market capitalization of our Company. For the quarter and nine months ended September 30, 2019, base management fees were calculated on the equity market capitalization of our Company less cash on hand at the holding company. No performance fees were incurred in either of the current or prior comparable periods. The unpaid portion of base management fees and performance fees, if any, at the end of each reporting period is included in the line item Due to Manager-related party in our consolidated condensed balance sheets.
In accordance with the Third Amended and Restated Management Services Agreement, our Manager elected to reinvest any fees to which it was entitled in new primary shares in all of the period shown below and has currently elected to reinvest future base management fees and performance fees, if any, in new primary shares.

Results of Operations: Consolidated – (continued)

Period	Base Management Fee Amount ($ in millions)	Performance Fee Amount ($ in millions)	Shares Issued
2019 Activities:
Third quarter 2019	$8	$—	201,827	(1)
Second quarter 2019	7	—	192,103
First quarter 2019	8	—	184,448

2018 Activities:
Fourth quarter 2018	$9	$—	220,208
Third quarter 2018	12	—	269,286
Second quarter 2018	11	—	277,053
First quarter 2018	13	—	265,002
___________

(1)
Our Manager elected to reinvest all of the monthly base management fees for the third quarter of 2019 in new primary shares. We issued 201,827 shares for the quarter ended September 30, 2019, including 67,659 shares that were issued in October 2019 for the September 2019 monthly base management fee.

Goodwill Impairment
During the quarter ended September 30, 2018, we wrote-off the goodwill balance related to the mechanical contractor business.
Depreciation
The increase in depreciation expense for the nine months ended September 30, 2019 compared with the nine months ended September 30, 2018 primarily reflects assets placed in service, partially offset by the write-off of fixed assets related to the mechanical contractor business in 2018.
Amortization of Intangibles
Amortization of intangibles decreased for the quarter and nine months ended September 30, 2019 compared with the quarter and nine months ended September 30, 2018 primarily due to the write-off of intangible assets related to the mechanical contractor business in 2018.
Interest Expense and (Losses) Gains on Derivative Instruments
Interest expense includes losses on derivative instruments of $2 million and $14 million for the quarter and nine months ended September 30, 2019, respectively, and gains on derivative instruments of $3 million and $17 million for the quarter and nine months ended September 30, 2018, respectively. Gains (losses) on derivatives recorded in interest expense are attributable to the change in fair value of interest rate hedging instruments. Excluding the derivative adjustments, cash interest expense was $27 million and $86 million for the quarter and nine months ended September 30, 2019, respectively, compared with $26 million and $74 million for the quarter and nine months ended September 30, 2018. The increase in cash interest expense reflects primarily an increase in the weighted average interest rate of all debt facilities. See discussions of interest expense for each of our operating businesses below.
Other (Expense) Income, net
The change in other (expense) income, net for the quarter and nine months ended September 30, 2019 compared with the quarter and nine months ended September 30, 2018 primarily reflects the write-down of our investment in the mechanical contractor business during the quarter ended September, 30 2018, partially offset by the decrease in fee income in 2019 from a third party developer of renewable power facilities. The relationship with the developer concluded in July 2019.
Income Taxes
We file a consolidated federal income tax return that includes the financial results of IMTT, Atlantic Aviation, MIC Hawaii and our allocable share of the taxable income (loss) from the solar and wind facilities in discontinued operations. The solar and wind facilities in which we owned less than 100% of the equity were held in limited liability companies and treated as partnerships for tax purposes. Pursuant to a tax sharing agreement, the businesses included in our consolidated federal income tax return pay MIC an amount equal to the federal income tax each would have paid on a standalone basis as if they were not part of the consolidated federal income tax return. In addition, our businesses file income tax returns and may pay taxes in the state and local jurisdictions in which they operate.

Results of Operations: Consolidated – (continued)

We expect our current year federal taxable income from continuing operations for the year ending December 31, 2019 to be approximately $150 million including tax deductions associated with planned capital deployments between $200 million and $220 million. Our federal Net Operating Loss (NOL) carryforwards at December 31, 2018 was $152 million, and we therefore expect no current federal income tax liability on income from continuing operations in 2019. Our current state income tax liability on continuing operations for the year ending December 31, 2019 is expected to be $16 million. In calculating our consolidated state income tax provision, we have provided a valuation allowance for certain state income tax NOL carryforwards, the use of which is uncertain.
During the quarter ended September 30, 2019, we recorded $43 million in current federal income tax liability and $9 million in current income state tax liability primarily related to the taxable gain on our disposition of the renewable businesses recorded in discontinued operations.
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

Results of Operations: Consolidated – (continued)

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

	Quarter Ended September 30,		Change Favorable/(Unfavorable)		Nine Months Ended September 30,		Change Favorable/(Unfavorable)
	2019	2018	$	%	2019	2018	$	%

	($ In Millions) (Unaudited)
Net income from continuing operations	$15	$2			$85	$69
Interest expense, net(1)	34	28			118	71
Provision for income taxes	7	2			33	32
Goodwill impairment	—	3			—	3
Depreciation	49	49			145	143
Amortization of intangibles	14	20			44	53
Fees to Manager-related party	8	12			23	36
Other non-cash expense, net(2)	6	7			19	18
EBITDA excluding non-cash items-continuing operations	$133	$123	10	8	$467	$425	42	10

EBITDA excluding non-cash items-continuing operations	$133	$123			$467	$425
Interest expense, net(1)	(34)	(28)			(118)	(71)
Adjustments to derivative instruments recorded in interest expense(1)	4	(1)			22	(12)
Amortization of debt financing costs(1)	2	2			7	6
Amortization of debt discount(1)	1	1			3	3
Provision for current income taxes	(4)	(3)			(13)	(11)
Changes in working capital(3)	55	27			48	26
Cash provided by operating activities-continuing operations	157	121			416	366
Changes in working capital(3)	(55)	(27)			(48)	(26)
Maintenance capital expenditures	(18)	(13)			(41)	(31)
Free cash flow-continuing operations	84	81	3	4	327	309	18	6
Free cash flow-discontinued operations	(54)	31	(85)	NM	(40)	64	(104)	(163)
Total Free Cash Flow	$30	$112	(82)	(73)	$287	$373	(86)	(23)
___________
NM — Not meaningful.
(1) Interest expense, net, includes adjustments to derivative instruments, non-cash amortization of deferred financing fees and non-cash amortization of debt discount related to the 2.00% Convertible Senior Notes due October 2023.

(2)
Other non-cash expense, net, primarily includes pension expense of $2 million and $6 million for the quarter and nine months ended September 30, 2019 and 2018, respectively, unrealized gains (losses) on commodity hedges, expenses related to a long-term incentive compensation plan for senior management of the operating businesses implemented in 2019 and non-cash gains (losses) related to the disposal of assets. Pension expense primarily consists of interest cost, expected return on plan assets and amortization of actuarial and performance gains and losses. Other non-cash expense, net, also includes the write-down of our investment in the mechanical contractor business for the quarter and nine months ended September 30, 2018. See “Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items and Free Cash Flow” above for further discussion.

Results of Operations: Consolidated – (continued)

(3)
For the quarter and nine months ended September 30, 2019, the change in working capital includes the current federal income tax liability of $43 million primarily related to the gain on sale of the renewable businesses reported in the results from discontinued operations.

Results of Operations: IMTT
The financial performance of IMTT is in large part a function of the amount of bulk liquid storage capacity the business has under contract and the rates for storage and other services achieved on those contracts. The portion of IMTT’s storage capacity under contract (utilization) averaged 85.2% and 83.6% for the quarter and nine months ended September 30, 2019, respectively, compared with 82.1% and 85.4% for the quarter and nine months ended September 30, 2018, respectively. Utilization averaged 82.9% for the quarter ended June 30, 2019.
IMTT has renewed certain contracts in the New York Harbor at reduced average rates for storage and handling of clean petroleum products in that market. Lower average storage rates will have an adverse impact on IMTT's financial results over the near term. The business believes that it will regain the ability to raise prices when the supply of storage in the market tightens. The impact of lower average rates is expected to be partially offset by an increase in utilization related to demand for storage and logistics for a range of products coinciding with the implementation of the International Maritime Organization’s IMO Marpol Annex VI (IMO 2020) regulations on January 1, 2020. The impact of the implementation of IMO 2020 on demand for storage and related services cannot be determined with certainty, although IMTT is currently experiencing an increase in utilization for storage of heavy and residual products at its St. Rose, LA terminal as a result of IMO 2020.
Repurposing

In early 2018, IMTT announced that it could repurpose up to 3.0 million barrels of storage capacity on the Lower Mississippi River, of which approximately 1.3 million barrels was repurposed in 2018. IMTT continues to evaluate opportunities to repurpose capacity in line with market demand, but at present there is sufficient demand for IMTT's storage capacity on the Lower Mississippi River as configured. As a result, there is no need to actively repurpose any incremental capacity at present.
Repositioning
Repositioning includes projects intended to leverage IMTT’s existing terminal locations by increasing capacity, capability and connectivity designed to meet customer demand and/or further diversify the mix of products handled. To date, IMTT has invested approximately $52 million of the approximately $175 million of previously announced repositioning projects. IMTT has experienced delays in the expenditures associated with certain projects in Louisiana due to construction restrictions by the U.S. Army Corps of Engineers as a result of higher than normal water levels on the Mississippi River. Most of the projects that have been delayed would not have been placed in service until late 2019 or early 2020, thus their impact on IMTT’s 2019 financial results is expected to be minimal.
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

Results of Operations: IMTT – (continued)

	Quarter Ended September 30,		Change Favorable/(Unfavorable)		Nine Months Ended September 30,		Change Favorable/(Unfavorable)
	2019	2018			2019	2018
	$	$	$	%	$	$	$	%

	($ In Millions) (Unaudited)
Revenue	118	118	—	—	398	386	12	3
Cost of services	50	44	(6)	(14)	149	148	(1)	(1)
Selling, general and administrative expenses	9	7	(2)	(29)	26	24	(2)	(8)
Depreciation and amortization	32	33	1	3	98	99	1	1
Operating income	27	34	(7)	(21)	125	115	10	9
Interest expense, net(1)	(10)	(12)	2	17	(38)	(31)	(7)	(23)
Provision for income taxes	(5)	(6)	1	17	(25)	(24)	(1)	(4)
Net income	12	16	(4)	(25)	62	60	2	3
Reconciliation of net income to EBITDA excluding non-cash items and a reconciliation of cash provided by operating activities to Free Cash Flow:
Net income	12	16			62	60
Interest expense, net(1)	10	12			38	31
Provision for income taxes	5	6			25	24
Depreciation and amortization	32	33			98	99
Other non-cash expense, net(2)	3	2			7	7
EBITDA excluding non-cash items	62	69	(7)	(10)	230	221	9	4
EBITDA excluding non-cash items	62	69			230	221
Interest expense, net(1)	(10)	(12)			(38)	(31)
Adjustments to derivative instruments recorded in interest expense(1)	1	(1)			8	(6)
Amortization of debt financing costs(1)	—	1			1	1
Provision for current income taxes	(7)	3			(19)	(5)
Changes in working capital	15	(1)			25	10
Cash provided by operating activities	61	59			207	190
Changes in working capital	(15)	1			(25)	(10)
Maintenance capital expenditures	(14)	(9)			(28)	(21)
Free cash flow	32	51	(19)	(37)	154	159	(5)	(3)
___________

(1)	Interest expense, net, includes adjustments to derivative instruments and non-cash amortization of deferred financing fees.

(2)
Other non-cash expense, net, primarily includes pension expense of $2 million and $6 million for the quarter and nine month periods ended September 30, 2019 and 2018, respectively, and expenses related to a long-term incentive compensation plan implemented in 2019. Pension expense primarily consists of interest cost, expected return on plan assets and amortization of actuarial and performance gains and losses. See “Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items and Free Cash Flow” above for further discussion.

Revenue
IMTT generates the majority of its revenue from contracts comprising a fixed monthly charge for access to or use of a specified amount of capacity, infrastructure or land. The monthly charge typically increases annually with inflation. We refer to revenue generated from such contracts or fixed charges as firm commitments. At September 30, 2019, firm commitments had a revenue weighted average remaining contract life of 1.9 years. Certain contracts for chemical and vegetable oil products are renewing and initiating for longer durations. Revenue from firm commitments, excluding proceeds received related to the refinery termination payment in the quarter ended March 31, 2019, comprised 83.1% and 81.7% of total revenue for the quarter and trailing twelve months ended September 30, 2019, respectively.

Results of Operations: IMTT – (continued)

For the quarter ended September 30, 2019, total revenue was flat compared with the quarter ended September 30, 2018 primarily due to an increase in utilization, partially offset by lower average storage rates on new and renewing contracts.
For the nine months ended September 30, 2019, total revenue increased by $12 million compared with the nine months ended September 30, 2018 primarily due to the receipt of a $39 million refinery termination payment. The increase was partially offset by the absence of revenue as a result of the sale of an environmental services business in April 2018, the decline in utilization and lower average storage rates on new and renewing contracts.
Cost of Services and Selling, General and Administrative Expenses
Cost of services and selling, general and administrative expenses combined increased by $8 million and $3 million for the quarter and nine months ended September 30, 2019 compared with the prior comparable periods, respectively. The increase in costs were primarily due to higher labor costs, an increase in property taxes assessed on the terminal at St. Rose LA, expenses related to a long-term incentive compensation plan implemented in 2019 and increased repair and maintenance costs. The increase in cost of services and selling, general and administrative expenses combined is partially offset by the absence of costs due to the sale of an environmental services business in April 2018.
Interest Expense, Net
Interest expense includes losses on derivative instruments of $1 million and $6 million for the quarter and nine months ended September 30, 2019, respectively, compared with gains on derivative instruments of $1 million and $7 million for the quarter and nine months ended September 30, 2018, respectively. Excluding the derivative adjustments, cash interest expense was $9 million and $29 million for the quarter and nine months ended September 30, 2019, respectively, compared with $12 million and approximately $35 million for the quarter and nine months ended September 30, 2018, respectively. The decreases in cash interest expense reflects lower average debt balances in 2019 compared with 2018.
Income Taxes
The taxable income generated by IMTT is reported on our consolidated federal income tax return. The business files standalone state and foreign income tax returns in the jurisdictions in which it operates. For the year ending December 31, 2019, the business expects to pay state and foreign income taxes of approximately $7 million. The Provision for current income taxes of $19 million for the nine months ended September 30, 2019 in the above table includes $11 million of federal income tax expense and $8 million of state and foreign income tax expense.
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
IMTT has state NOL carryforwards that are specific to the state in which the NOL carryforwards were generated. The utilization of these NOL carryforwards may reduce or eliminate state taxable income in the future.
Maintenance Capital Expenditures
For the nine months ended September 30, 2019, IMTT incurred maintenance capital expenditures of $28 million and $29 million on an accrual basis and cash basis, respectively, compared with $21 million on both an accrual basis and cash basis for the nine months ended September 30, 2018. IMTT expects to incur between $35 million and $40 million of maintenance capital expenditures in 2019 compared with $33 million in 2018. The increase in maintenance capital expenditures in 2019 is the result of an estimated $12 million expenditure on the first phase of the rehabilitation of a pier in Bayonne. The total cost of maintaining the pier is expected to be approximately $30 million and the work is anticipated to be completed within four years.

Results of Operations: Atlantic Aviation

The fundamental driver of the performance of Atlantic Aviation is the number of GA flight movements in a given period. Over the long-term, the rate of growth in GA flight movements tends to be positively correlated with the level of economic activity in the U.S. Based on data reported by the Federal Aviation Administration (FAA), industry-wide domestic flight activity increased by 0.7% for the quarter ended September 30, 2019 and increased by 0.3% for the nine months ended September 30, 2019 versus the prior comparable periods. According to the U.S. Federal Reserve, the U.S. economy (GDP) is forecast to expand at a rate of 2.2% in 2019. It is unclear if the divergence in these data points represents anything other than a temporary break in the historical correlation. In addition to other shorter-term factors like weather conditions and the timing and location of specific events, it is possible that declining confidence in the macroeconomic outlook for the U.S. may have, or may in the future, negatively impact the level of GA flight activity.
According to the data reported by the FAA, the total number of GA flight movements at airports where Atlantic Aviation operates increased by 1.0% and 0.3% during the quarter and nine months ended September 30, 2019, respectively, versus the prior comparable periods.
Atlantic Aviation seeks to extend FBO leases prior to their maturity in order to maintain visibility into the cash generating capacity of these assets over the long-term. Atlantic Aviation calculates a weighted average remaining lease life based on EBITDA excluding non-cash items in the prior calendar year adjusted for the impact of acquisitions and dispositions. The weighted average remaining lease life was 19.2 years at September 30, 2019 compared with 19.9 years at September 30, 2018.

Results of Operations: Atlantic Aviation – (continued)

	Quarter Ended September 30,		Change Favorable/(Unfavorable)		Nine Months Ended September 30,		Change Favorable/(Unfavorable)
	2019	2018			2019	2018
	$	$	$	%	$	$	$	%
	($ In Millions) (Unaudited)
Revenue	230	235	(5)	(2)	724	715	9	1
Cost of services (exclusive of depreciation and amortization shown separately below)	104	113	9	8	335	346	11	3
Gross margin	126	122	4	3	389	369	20	5
Selling, general and administrative expenses	62	57	(5)	(9)	185	174	(11)	(6)
Depreciation and amortization	27	26	(1)	(4)	79	78	(1)	(1)
Operating income	37	39	(2)	(5)	125	117	8	7
Interest expense, net(1)	(18)	(5)	(13)	NM	(59)	(9)	(50)	NM
Other expense, net	—	—	—	—	—	(1)	1	100
Provision for income taxes	(5)	(9)	4	44	(18)	(29)	11	38
Net income	14	25	(11)	(44)	48	78	(30)	(38)
Reconciliation of net income to EBITDA excluding non-cash items and a reconciliation of cash provided by operating activities to Free Cash Flow:
Net income	14	25			48	78
Interest expense, net(1)	18	5			59	9
Provision for income taxes	5	9			18	29
Depreciation and amortization	27	26			79	78
Other non-cash expense, net(2)	—	—			1	1
EBITDA excluding non-cash items	64	65	(1)	(2)	205	195	10	5
EBITDA excluding non-cash items	64	65			205	195
Interest expense, net(1)	(18)	(5)			(59)	(9)
Convertible senior notes interest(3)	—	(2)			—	(6)
Adjustments to derivative instruments recorded in interest expense(1)	2	—			12	(5)
Amortization of debt financing costs(1)	1	—			3	1
Provision for current income taxes	(4)	(6)			(14)	(20)
Changes in working capital	4	6			6	16
Cash provided by operating activities	49	58			153	172
Changes in working capital	(4)	(6)			(6)	(16)
Maintenance capital expenditures	(3)	(2)			(8)	(5)
Free cash flow	42	50	(8)	(16)	139	151	(12)	(8)
___________
NM — Not meaningful.

(1)	Interest expense, net, includes adjustments to derivative instruments and non-cash amortization of deferred financing fees.

(2)
Other non-cash expense, net, primarily includes expenses related to a long-term incentive compensation plan implemented in 2019 and non-cash gains (losses) related to the disposal of assets. See “Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items and Free Cash Flow” above for further discussion.

(3)
Represents the cash interest expense related to the $403 million of MIC Corporate 2.00% Convertible Senior Notes due October 2023 that was reclassified to Atlantic Aviation through December 6, 2018, the date of Atlantic Aviation’s refinancing. The proceeds from this Note issuance in October 2016 were used principally to reduce the drawn balance of Atlantic Aviation’s revolving credit facility. Cash interest expense on the Note issuance is recorded in Corporate and Other after December 6, 2018.

Results of Operations: Atlantic Aviation – (continued)

Atlantic Aviation generates the majority of its revenue from sales of jet fuel. Increases and decreases in the cost of jet fuel are generally passed through to customers. Accordingly, revenue will fluctuate based on the cost of jet fuel to Atlantic Aviation and reported revenue may not reflect the business’ ability to effectively manage volume and fuel margin. For example, an increase in revenue may be attributable to an increase in the cost of the jet fuel and not an increase in the volume sold to customers or margin per gallon earned by the business on those sales. Conversely, a decline in revenue may be attributable to a decrease in the cost of jet fuel and not a reduction in the volume sold to customers or margin per gallon earned by the business.
Gross margin, which we define as revenue less cost of services, excluding depreciation and amortization, is the effective “top line” for Atlantic Aviation as it reflects the business’ ability to drive growth in the volume of products and services sold and the margins earned on those sales over time. We believe that our investors view gross margin as reflective of our ability to manage volume and price throughout the commodity cycle. Gross margin can be reconciled to operating income — the most comparable GAAP measure — by subtracting selling, general and administrative expenses and depreciation and amortization in the table above.
Revenue and Gross Margin
The majority of the revenue generated and the gross margin earned by Atlantic Aviation is the result of fueling GA aircraft at facilities located on the 70 U.S. airports at which the business operates. Atlantic Aviation seeks to maintain and, where appropriate, increase dollar-based margins on fuel sales.
Revenue decreased for the quarter ended September 30, 2019 compared with the quarter ended September 30, 2018 as a result of a lower wholesale cost of fuel, partially offset by increases in hangar rental revenue and the volume of fuel sold. Revenue increased for the nine months ended September 30, 2019 compared with the nine months ended September 30, 2018 as a result of increases in the volume of fuel sold and hangar rental revenue, partially offset by lower wholesale cost of fuel. The decrease in the wholesale cost of fuel was offset by a corresponding decrease in cost of services. The result for the quarter and nine months ended September 30, 2019 does not include any material contribution from acquisitions in the prior comparable periods.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased for the quarter and nine months ended September 30, 2019 compared with the quarter and nine months ended September 30, 2018 primarily as a result of higher salaries and benefits, rent and professional fees.
Depreciation and Amortization
Depreciation and amortization expense increased for the quarter and nine months ended September 30, 2019 compared with the quarter and nine months ended September 30, 2018 primarily as a result of assets placed in service.
Operating Income
Operating income decreased for the quarter ended September 30, 2019 compared with the quarter ended September 30, 2018 primarily due to the increases in selling, general and administrative expenses and depreciation and amortization, partially offset by the increase in gross margin. Operating income increased for the nine months ended September 30, 2019 compared with the nine months ended September 30, 2018 primarily due to the increase in gross margin, partially offset by the increase in selling, general and administrative expenses and depreciation and amortization.
Interest Expense, Net
Interest expense includes losses on derivative instruments of $1 million and $7 million for the quarter and nine months ended September 30, 2019, respectively, and gains on derivative instruments of $2 million and $9 million for the quarter and nine months ended September 30, 2018, respectively. Excluding the derivative adjustments, cash interest expense was $15 million and $44 million for the quarter and nine months ended September 30, 2019, respectively, compared with $7 million and approximately $20 million for the quarter and nine months ended September 30, 2018, respectively. The increase in cash interest expense reflects a higher average debt balance and a higher weighted average interest rate.
Cash interest expense for the quarter and nine months ended September 30, 2018 includes the cash interest expense related to the $403 million of MIC Corporate 2.00% Convertible Senior Notes due October 2023 that was reclassified to Atlantic Aviation through December 6, 2018, the date of Atlantic Aviation’s refinancing. The proceeds from this Note issuance in October 2016 were used principally to reduce the drawn balance of Atlantic Aviation’s revolving credit facility. Cash interest expense on the Note issuance is recorded in Corporate and Other after December 6, 2018.
Income Taxes
The taxable income generated by Atlantic Aviation is included on our consolidated federal income tax return. The business files standalone state income tax returns in the majority of the states in which it operates. The tax expense in the table above includes both state income taxes and the portion of the consolidated federal income tax liability attributable to the business.

Results of Operations: Atlantic Aviation – (continued)

For the year ending December 31, 2019, the business expects to pay state income taxes of approximately $7 million. The Provision for current income taxes of $14 million for the nine months ended September 30, 2019 in the above table includes $9 million of federal income tax expense and $5 million of state income tax expense.
Atlantic Aviation has state NOL carryforwards that are specific to the state in which the NOL carryforwards were generated. The utilization of these NOL carryforwards may reduce or eliminate state taxable income in the future.
Maintenance Capital Expenditures
For the nine months ended September 30, 2019, Atlantic Aviation incurred maintenance capital expenditures of $8 million and $7 million on an accrual basis and cash basis, respectively, compared with $5 million on both an accrual basis and cash basis for the nine months ended September 30, 2018.
Results of Operations: MIC Hawaii
The financial performance of MIC Hawaii is a function of the number of customers served and their consumption of energy and the prices achieved in each of Hawaii Gas’s utility and non-utility operations and under power purchase agreements. The volume of gas consumption is correlated with general economic activity over the long-term with tourism being a key component. Customer consumption trends and rates are a function of, among other factors, energy efficiency, weather, the range of competitive energy sources and MIC Hawaii’s input commodity costs.
The increase in EBITDA excluding non-cash items from our MIC Hawaii businesses for the quarter and nine months ended September 30, 2019 compared with the quarter and nine months ended September 30, 2018 primarily reflects the sale of the mechanical contractor business, partially offset by a decrease in the volume of gas sold by Hawaii Gas, in part, as a result of the warmer weather and isolated operational issues at customer locations. The increase in EBITDA excluding non-cash items for the nine months ended September 30, 2019 also reflects the impact of the Hawaii Gas utility general rate case and lower propane cost.
On December 21, 2018, the Hawaii Public Utilities Commission issued a Final Decision and Order in the rate case filed by Hawaii Gas in August 2017, authorizing an increase in regulated revenue of approximately $9 million or 8%. New rates went into effect on July 1, 2018.

Results of Operations: MIC Hawaii – (continued)

	Quarter Ended September 30,		Change Favorable/(Unfavorable)		Nine Months Ended September 30,		Change Favorable/(Unfavorable)
	2019	2018			2019	2018
	$	$	$	%	$	$	$	%
	($ In Millions) (Unaudited)
Product revenue	58	60	(2)	(3)	183	184	(1)	(1)
Service revenue	—	9	(9)	(100)	—	42	(42)	(100)
Total revenue	58	69	(11)	(16)	183	226	(43)	(19)
Cost of product sales (exclusive of depreciation and amortization shown separately below)	43	39	(4)	(10)	128	128	—	—
Cost of services (exclusive of depreciation and amortization shown separately below)	—	10	10	100	—	40	40	100
Cost of revenue – total	43	49	6	12	128	168	40	24
Gross margin	15	20	(5)	(25)	55	58	(3)	(5)
Selling, general and administrative expenses	6	8	2	25	17	23	6	26
Goodwill impairment	—	3	3	100	—	3	3	100
Depreciation and amortization	4	10	6	60	12	19	7	37
Operating income (loss)	5	(1)	6	NM	26	13	13	100
Interest expense, net(1)	(3)	(2)	(1)	(50)	(8)	(5)	(3)	(60)
Other expense, net	—	(22)	22	100	(2)	(23)	21	91
(Provision) benefit for income taxes	(1)	7	(8)	(114)	(5)	4	(9)	NM
Net income (loss)	1	(18)	19	106	11	(11)	22	200
Reconciliation of net income (loss) to EBITDA excluding non-cash items and a reconciliation of cash provided by operating activities to Free Cash Flow:
Net income (loss)	1	(18)			11	(11)
Interest expense, net(1)	3	2			8	5
Provision (benefit) for income taxes	1	(7)			5	(4)
Goodwill impairment	—	3			—	3
Depreciation and amortization	4	10			12	19
Other non-cash expense, net(2)	3	5			10	10
EBITDA excluding non-cash items	12	(5)	17	NM	46	22	24	109
EBITDA excluding non-cash items	12	(5)			46	22
Interest expense, net(1)	(3)	(2)			(8)	(5)
Adjustments to derivative instruments recorded in interest expense(1)	1	—			2	(1)
Provision for current income taxes	(1)	(2)			(4)	(3)
Changes in working capital	2	23			3	17
Cash provided by operating activities	11	14			39	30
Changes in working capital	(2)	(23)			(3)	(17)
Maintenance capital expenditures	(1)	(2)			(5)	(5)
Free cash flow	8	(11)	19	173	31	8	23	NM
___________
NM — Not meaningful.

(1)	Interest expense, net, includes adjustments to derivative instruments related to interest rate swaps and non-cash amortization of deferred financing fees.

Results of Operations: MIC Hawaii – (continued)

(2)
Other non-cash expense, net, primarily includes non-cash adjustments related to unrealized gains (losses) on commodity hedges, expenses related to a long-term incentive compensation plan implemented in 2019 and non-cash gains (losses) related to the disposal of assets. Other non-cash expense, net also includes the write-down of our investment in the mechanical contractor business for the quarter and nine months ended September 30, 2018. See “Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items and Free Cash Flow” above for further discussion.

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
Revenue and Gross Margin
Revenue decreased for the quarter and nine months ended September 30, 2019 compared with the quarter and nine months ended September 30, 2018 primarily as a result of the sale of the mechanical contractor business and a decrease in the volume of gas sold by Hawaii Gas. The decrease in revenue for the nine months ended September 30, 2019 is partially offset by the impact of the Hawaii Gas utility rate case.
Gross margin decreased $5 million and $3 million for the quarter and nine months ended September 30, 2019 versus the prior comparable periods, respectively, primarily as a result of changes in the value of unrealized commodity hedges. The business recorded unrealized losses of $3 million and $7 million on commodity hedges for the quarter and nine months ended September 30, 2019, respectively, compared with unrealized losses of $3 million for the nine months ended September 30, 2018. The change in the quarter and nine month periods reflect unfavorable movement in the forward curve for propane relative to hedge contracts in place and an increase in the proportion of expected propane purchases hedged.
Excluding the impact of changes in the value of commodity hedges and the sale of the mechanical contractor business, gross margin decreased for the quarter ended September 30, 2019 compared with the quarter ended September 30, 2018 primarily due to the decrease in the volume of gas sold by Hawaii Gas. For the nine months ended September 30, 2019, gross margin excluding the change in the value of commodity hedges and the sale of the mechanical contractor business increased primarily due to an increase in contribution margin per therm from the utility rate case and lower propane costs at Hawaii Gas.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased for the quarter and nine months ended September 30, 2019 compared with the quarter and nine months ended September 30, 2018 due to the absence of costs from the mechanical contractor business. Excluding the sale of the mechanical contractor business, selling, general and administrative expenses were flat for the quarter ended September 30, 2019 and increased by approximately $1 million for the nine months ended September 30, 2019 versus the prior comparable periods primarily as a result of the implementation of a long-term incentive compensation plan.
Goodwill Impairment
During the quarter ended September 30, 2018, we wrote-off the goodwill balance related to the mechanical contractor business.
Depreciation and Amortization
Depreciation and amortization expense decreased for the quarter and nine months ended September 30, 2019 compared with the quarter and nine months ended September 30, 2018 primarily as a result of the write-offs of the intangible assets and fixed assets balances at the mechanical contractor business.

Results of Operations: MIC Hawaii – (continued)

Operating Income
Operating income increased for the quarter and nine months ended September 30, 2019 compared with the quarter and nine months ended September 30, 2018 primarily due to the decrease in depreciation and amortization expense, the decrease in selling, general and administrative expense and the absence of a goodwill impairment in the 2019 periods. The increase in operating income were partially offset by a decrease in gross margin.
Other Expense, net
Other expense, net, primarily reflects the write-down of our investment in the mechanical contractor business recorded during the quarter ended September 30, 2018.
Interest Expense, Net
Interest expense includes losses on derivative instruments of $1 million for the nine months ended September 30, 2019 compared with gains on derivative instruments of $1 million for the nine months ended September 30, 2018. Excluding the derivative adjustments, cash interest expense was $2 million and $6 million for the quarter and nine month periods ended September 30, 2019 and 2018, respectively.
Income Taxes
The taxable income generated by the MIC Hawaii businesses is reported on our consolidated federal income tax return. The businesses file standalone state income tax returns in Hawaii. The tax expense in the table above includes both the state income tax and the portion of the consolidated federal income tax liability attributable to the businesses. For the year ending December 31, 2019, the businesses expect to pay state income taxes of approximately $1 million. The Provision for current income taxes of $4 million for the nine months ended September 30, 2019 in the above table includes $3 million of federal income tax expense and $1 million of state income tax expense.
MIC Hawaii has state NOL carryforwards that are specific to the state in which the NOL carryforwards were generated. The utilization of these NOL carryforwards may reduce or eliminate state taxable income in the future.
Maintenance Capital Expenditures
For the nine months ended September 30, 2019, MIC Hawaii incurred maintenance capital expenditures of $5 million and $6 million on an accrual basis and cash basis, respectively, compared with approximately $5 million on both an accrual basis and cash basis for the nine months ended September 30, 2018.

Results of Operations: Corporate and Other
Our Corporate and Other segment primarily comprises results from MIC Corporate, our shared services center and from our relationship with a developer of renewable power facilities (formerly reported in Contracted Power). The relationship with the developer concluded during July 2019.

	Quarter Ended September 30,		Change Favorable/(Unfavorable)		Nine Months Ended September 30,		Change Favorable/(Unfavorable)
	2019	2018			2019	2018
	$	$	$	%	$	$	$	%
	($ In Millions) (Unaudited)
Selling, general and administrative expenses	5	7	2	29	19	22	3	14
Fees to Manager-related party	8	12	4	33	23	36	13	36
Operating loss	(13)	(19)	6	32	(42)	(58)	16	28
Interest expense, net(1)	(3)	(9)	6	67	(13)	(26)	13	50
Other income, net	—	1	(1)	(100)	4	9	(5)	(56)
Benefit for income taxes	4	6	(2)	(33)	15	17	(2)	(12)
Net loss	(12)	(21)	9	43	(36)	(58)	22	38
Reconciliation of net loss to EBITDA excluding non-cash items and a reconciliation of cash provided by (used in) operating activities to Free Cash Flow:
Net loss	(12)	(21)			(36)	(58)
Interest expense, net(1)	3	9			13	26
Benefit for income taxes	(4)	(6)			(15)	(17)
Fees to Manager-related party	8	12			23	36
Other non-cash expense, net	—	—			1	—
EBITDA excluding non-cash items	(5)	(6)	1	17	(14)	(13)	(1)	(8)
EBITDA excluding non-cash items	(5)	(6)			(14)	(13)
Interest expense, net(1)	(3)	(9)			(13)	(26)
Convertible senior notes interest(2)	—	2			—	6
Amortization of debt financing costs(1)	1	1			3	4
Amortization of debt discount(1)	1	1			3	3
Benefit for current income taxes	8	2			24	17
Changes in working capital(3)	34	(1)			14	(17)
Cash provided by (used in) operating activities	36	(10)			17	(26)
Changes in working capital(3)	(34)	1			(14)	17
Free cash flow	2	(9)	11	122	3	(9)	12	133
___________

(1)	Interest expense, net, included non-cash amortization of deferred financing fees and non-cash amortization of debt discount related to the 2.00% Convertible Senior Notes due October 2023.

(2)
Represents the cash interest expense related to the $403 million of MIC Corporate 2.00% Convertible Senior Notes due October 2023 reclassified to Atlantic Aviation through December 6, 2018, the date of Atlantic Aviation’s refinancing. The proceeds from this Note issuance in October 2016 were used principally to reduce the drawn balance on Atlantic Aviation’s revolving credit facility. Cash interest expense on this Note issuance is included in Corporate and Other after December 6, 2018.

(3)
For the quarter and nine months ended September 30, 2019, the change in working capital includes the current federal income tax liability of $43 million primarily related to the gain on sale of the renewable businesses reported in the results from discontinued operations.

Results of Operations: Corporate and Other – (continued)

Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased for the quarter and nine months ended September 30, 2019 compared with the quarter and nine months ended September 30, 2018 primarily due to, (i) lower costs incurred in connection with the evaluation of various investment and acquisition and disposition opportunities; and (ii) lower professional services fees, primarily in connection with ongoing litigation; partially offset by (iii) an increase in expenses incurred in connection with our intention to pursue strategic alternatives. The nine months ended September 30, 2019 also includes consulting expenses incurred in connection with our evaluation of opportunities to improve efficiencies.
Fees to Manager
Fees to Manager for the quarter and nine months ended September 30, 2019 comprise base management fees of $8 million and $23 million, respectively, compared with $12 million and $36 million for the quarter and nine months ended September 30, 2018, respectively. Base management fees decreased for the quarter and nine months ended September 30, 2019 versus the prior comparable periods primarily due to the Manager’s waiver of two elements of the base management fee to which it is entitled and a reduction in the market capitalization of our Company. For the quarter and nine months ended September 30, 2019, base management fees are calculated on the equity market capitalization of our Company less cash on hand at the holding company. No performance fees were incurred in either of the current or prior comparable periods.
Interest Expense, Net
Cash interest expense was $1 million and $7 million for the quarter and nine months ended September 30, 2019 compared with $5 million and $13 million for the quarter and nine months ended September 30, 2018. The decrease in cash interest expense for the nine months ended September 30, 2019 compared with the nine months ended September 30, 2018 primarily reflects a lower debt balance.
Cash interest expense for the quarter and nine months ended September 30, 2018 excludes the cash interest paid on the $403 million of MIC Corporate 2.00% Convertible Senior Notes due October 2023 through the date of the refinancing of Atlantic Aviation’s debt on December 6, 2018. The proceeds from this Note issuance in October 2016 were used principally to reduce the drawn balance of Atlantic Aviation’s revolving credit facility and the related interest expense was recorded in Atlantic Aviation's results of operations. Cash interest expense on this Note issuance is included in Corporate and Other after December 6, 2018.
Other Income, Net
Other income, net, decreased for the nine months ended September 30, 2019 compared with the nine months ended September 30, 2018 primarily as a result of a reduction in fee income from a third party developer of renewable power facilities. The relationship with the developer concluded during July 2019.
Income Taxes
The Benefit for current income taxes of $24 million for the nine months ended September 30, 2019 in the above table includes $23 million of federal income tax benefit and $1 million of state income tax benefit. The federal income tax benefit represents the combined federal income tax payable by IMTT, Atlantic Aviation and MIC Hawaii that is offset in consolidation with the application of MIC holding company level NOL carryforwards. At December 31, 2018, we had $152 million in federal NOL carryforwards available to offset taxable income generated by our consolidated businesses.

Liquidity and Capital Resources
General
Our primary cash requirements include normal operating expenses, debt service, debt principal payments, payments of dividends and capital expenditures. Our primary source of cash is operating activities, although we may draw on credit facilities, issue new equity or debt or sell assets to generate cash.
We may from time to time seek to purchase or retire our outstanding debt in open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on market conditions, our liquidity needs and other factors.
At September 30, 2019, our consolidated debt outstanding from continuing operations totaled $2,724 million (excluding adjustments for unamortized debt discounts), our consolidated cash balance from continuing operations totaled $473 million and consolidated available capacity under our revolving credit facilities from continuing operations totaled $1,610 million, excluding letters of credit outstanding of $13 million. On July 15, 2019, we fully repaid the outstanding balance of $350 million on our 2.875% Convertible Senior Notes due July 2019 at maturity using cash on hand.
The following table shows MIC’s debt obligations at October 29, 2019 ($ in millions):

Business	Debt	Weighted Average Remaining Life (in years)	Balance Outstanding	Weighted Average Rate(1)
MIC Corporate	Convertible Senior Notes	3.9	$403	2.00%
IMTT	Senior Notes	6.5	600	3.97%
	Tax-Exempt Bonds(2)	6.1	509	2.91%
Atlantic Aviation	Term Loan(3)(4)	6.1	1,017	5.23%
MIC Hawaii	Term Loan(4)	3.8	95	2.63%
	Senior Notes	2.8	100	4.22%
Total		5.7	$2,724	3.91%
___________

(1)	Reflects annualized interest rate on all facilities including interest rate hedges.

(2)	On December 5, 2018, IMTT completed the amendment of its existing $509 million Tax-Exempt bonds and extended the maturity to December 2025.

(3)	On December 6, 2018, Atlantic Aviation completed the refinancing of its prior term loan facility with a $1,025 million Term Loan facility maturing in December 2025.

(4)	The weighted average remaining life does not reflect the scheduled amortization on these facilities.
The following table profiles each revolving credit facility from continuing operations at our businesses and at MIC Corporate as of October 29, 2019 ($ in millions):

Business	Debt	Weighted Average Remaining Life (in years)	Undrawn Amount	Interest Rate(1)
MIC Corporate(2)	Revolving Facility	2.2	$600	LIBOR + 2.00%
IMTT(3)	USD Revolving Facility	4.1	550	LIBOR + 1.50%
	CAD Revolving Facility	4.1	50	Bankers' Acceptance Rate + 1.50%
Atlantic Aviation(4)	Revolving Facility	4.1	350	LIBOR + 2.00%
MIC Hawaii(5)	Revolving Facility	3.3	60	LIBOR + 1.25%
Total(6)		3.4	$1,610
___________

(1)	Excludes commitment fees.

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

(5)	On February 12, 2018, Hawaii Gas completed the refinancing of its existing $60 million revolving credit facility and extended its maturity to February 2023.

(6)	Excludes letters of credit outstanding of $13 million.
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

($ In Millions)	Nine Months Ended September 30,		Change Favorable/(Unfavorable)
	2019	2018
	$	$	$	%
Cash provided by operating activities	416	366	50	14
Cash used in investing activities	(160)	(104)	(56)	(54)
Cash used in financing activities	(617)	(223)	(394)	(177)
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
The increase in consolidated cash provided by operating activities from continuing operations for the nine months ended September 30, 2019 compared with the nine months ended September 30, 2018 was primarily due to:

•	an increase in current taxes payable, primarily related to the gain on sale of the renewable business;

•	an increase in EBITDA excluding non-cash items; and

•	a net increase in deferred revenue; partially offset by

•	an unfavorable movement in accounts receivable due to timing of collections and billings on fuel sales and storage contracts;

Liquidity and Capital Resources – (continued)

•	timing of payments of insurance premiums; and

•	an increase in interest expense.
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
The increase in consolidated cash used in investing activities from continuing operations for the nine months ended September 30, 2019 compared with the nine months ended September 30, 2018 resulted from an increase in capital expenditures in 2019 and the absence of cash proceeds received from the sale of non-core businesses in 2018. These increases to cash used in investing activities were partially offset by cash proceeds received from the repayment of a loan from a third party renewable developer during 2019 and cash used in an acquisition during the quarter ended March 31, 2018 that did not recur in 2019.
Capital Deployment (includes both continuing and discontinued operations)
Capital deployment includes growth capital expenditures and “bolt-on” acquisitions, the majority of which are expected to generate incremental earnings. For the nine months ended September 30, 2019 and 2018, growth capital deployed totaled $143 million and $139 million, respectively. Capital deployed in continuing operations for the nine months ended September 30, 2019 was $129 million.
We continuously evaluate opportunities to prudently deploy capital in acquisitions and growth projects, whether in our existing businesses or new lines of business. We are undertaking and expect to undertake a number of capital projects related to the repurposing and repositioning of certain assets at IMTT and the enhancement of the capabilities of the businesses in our other segments. We estimate that the majority of our 2019 growth capital expenditures will be made in support of IMTT. In total, we expect to deploy $200 million to $220 million of growth capital during 2019.
Financing Activities from Continuing Operations
Cash provided by financing activities primarily includes new equity issuance and debt issuance related to acquisitions and capital expenditures. Cash used in financing activities primarily includes dividends to our shareholders and the repayment of debt principal balances on maturing debt.
The increase in consolidated cash used in financing activities from continuing operations for the nine months ended September 30, 2019 compared with the nine months ended September 30, 2018 resulted from higher debt repayment in 2019 and higher debt borrowings during 2018 primarily to fund an acquisition, growth capital expenditures and general corporate purposes. These increases to cash used in financing activities were partially offset by the decrease in dividends paid to shareholders in 2019.
IMTT
At September 30, 2019, IMTT had $1,109 million of debt outstanding consisting of $600 million of senior notes and $509 million of tax-exempt bonds. IMTT also has $600 million in revolving credit facilities which were undrawn at September 30, 2019. For the nine months ended September 30, 2019 and 2018, cash interest expense was $29 million and approximately $35 million, respectively. At September 30, 2019, IMTT was in compliance with its financial covenants.
Atlantic Aviation
At September 30, 2019, Atlantic Aviation had $1,017 million outstanding on its senior secured, first lien term loan facility. Atlantic Aviation also has a $350 million revolving credit facility that was undrawn at September 30, 2019.
For the nine months ended September 30, 2019 and 2018, cash interest expense was $44 million and approximately $20 million, respectively. Cash interest expense for the nine months ended September 30, 2018 includes the cash interest expense related to the $403 million of MIC Corporate 2.00% Convertible Senior Notes due October 2023 that was reclassified to Atlantic Aviation through December 6, 2018, the date of Atlantic Aviation’s refinancing. The proceeds from this Note issuance in October 2016 were used principally to reduce the drawn balance of Atlantic Aviation’s revolving credit facility. Cash interest expense on the Note issuance is recorded in Corporate and Other after December 6, 2018. At September 30, 2019, Atlantic Aviation was in compliance with its financial covenants.

Liquidity and Capital Resources – (continued)

MIC Hawaii
At September 30, 2019, MIC Hawaii had total debt outstanding of $195 million consisting of $100 million in senior secured note borrowings and $95 million in term loan debt. MIC Hawaii also has a $60 million revolving credit facility that was undrawn at September 30, 2019. Cash interest expense was $6 million for the nine month periods ended September 30, 2019 and 2018. At September 30, 2019, MIC Hawaii was in compliance with its financial covenants.
MIC Corporate
At September 30, 2019, MIC had $403 million of Convertible Senior Notes outstanding, that bear interest at 2.00%. On July 15, 2019, we fully repaid the outstanding balance of $350 million on our 2.875% Convertible Senior Notes due July 2019 at maturity using cash on hand. MIC Corporate also has a $600 million revolving credit facility that was undrawn at September 30, 2019.
Cash interest expense at MIC Corporate totaled $7 million and $13 million for the nine months ended September 30, 2019 and 2018, respectively. Cash interest expense for the nine months ended September 30, 2018 excludes the cash interest paid on the $403 million of MIC Corporate 2.00% Convertible Senior Notes due October 2023 through the date of the refinancing of Atlantic Aviation’s debt on December 6, 2018. The proceeds from this Note issuance in October 2016 were used principally to reduce the drawn balance of Atlantic Aviation’s revolving credit facility and the related interest expense was recorded in Atlantic Aviation's results of operations. Cash interest expense on this Note issuance is included in Corporate and Other after December 6, 2018.
At September 30, 2019, MIC Corporate was in compliance with its financial covenants.
For a description of the material terms and debt covenants of MIC and its businesses, see Note 9, “Long-Term Debt”, in Part II, Item 8, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018.
Commitments and Contingencies
Except as noted above, at September 30, 2019, there were no material changes in our commitments and contingencies compared with those at December 31, 2018. At September 30, 2019, we did not have any material purchase obligations. For a discussion of our other future obligations, due by period, under the various contractual obligations, off-balance sheet arrangements and commitments, please see “Liquidity and Capital Resources — Commitments and Contingencies” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2018, filed with the SEC on February 20, 2019.
At September 30, 2019, we did not have any material reserves for contingencies. We have other contingencies occurring in the normal course of business, including pending legal and administrative proceedings that are not reflected at this time as they are not ascertainable.
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
Interim Goodwill Review
We test for goodwill impairment at the reporting unit level on an annual basis on October 1st of each year and between annual tests if a triggering event indicates the possibility of an impairment. We monitor changing business conditions as well as industry and economic factors, among others, for events which could trigger the need for an interim impairment analysis. We have experienced a sustained decline in its market capitalization over the 18-months ended September 30, 2019. The decline reflects, in part, the sales of smaller and non-core businesses during that period. However, we concluded that the decline in our market capitalization also reflected a reduced contribution from our IMTT segment as a result of lower bulk liquid storage utilization levels and lease rates and determined that these constituted a triggering event.
We performed an interim impairment analysis based on financial results through September 30, 2019. For IMTT, we used both the market and income approaches and weighting them based on their applicability to the segment. The income approach used forecasted cash flows developed as part of our annual update of our 5-year business plan. For Atlantic Aviation and Hawaii Gas, we used only the market approach given that the fair value of these businesses substantially exceeded the book value noted in 2018. The analysis concluded that fair value of each of our reporting units exceeded their carrying value and no impairment was recorded.
At September 30, 2019, the fair value of our reporting units exceeded their aggregate book value by $2.2 billion, or 33%. Approximately $1.9 billion of the excess was attributed to Atlantic Aviation, approximately $280 million to Hawaii Gas and approximately $20 million to IMTT.
Unfavorable fluctuations in the discount rate or declines in forecasted storage revenues and margins could result in an impairment of IMTT in the future. For example, a 0.25% increase to the discount rate would decrease the value of IMTT by approximately $70 million. Any increase in the discount rate, in conjunction with any decrease in the projected cash flows for IMTT, would negatively affect the current valuations. Due to the inherent uncertainties in the estimates and assumptions used in the fair value analysis, our actual results may differ. These differences could alter the fair value of the reporting units and may result in impairment charges in future periods. We will continue to evaluate the fair value of goodwill through the fourth quarter of fiscal year 2019 for any potential impairment.

Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The purpose of disclosure controls is to ensure that information required to be disclosed in our reports filed with or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on this evaluation, due to a material weakness in internal control over financial reporting at Atlantic Aviation described in Part II, Item 9A of our Form 10-K for the year ended December 31, 2018, because such material weakness has not yet been remediated, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were not effective as of September 30, 2019.
Changes in Internal Control Over Financial Reporting
Effective January 1, 2019, we adopted ASC Topic 842, Leases. The adoption of this accounting standard required the implementation of new internal controls over reporting of operating leases. For example, we implemented new controls related to the adoption process and a new IT system to capture, calculate, and account for leases, and gather the necessary data to properly account for leases under ASC 842. There were no other changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the nine months ended September 30, 2019 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting, other than as described below under the caption “Remediation.”
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
We are in the process of implementing and testing these enhanced internal controls and related procedures. We believe that these actions will be sufficient to remediate the material weakness and strengthen our internal control over financial reporting. The material weakness will not be considered remediated, however, until the applicable controls operate for a sufficient period of time and management has concluded, through testing, that these controls are operating effectively. We expect that the remediation of this material weakness will be completed on or prior to December 31, 2019.

MACQUARIE INFRASTRUCTURE CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
($ in Millions, Except Share Data)

	September 30, 2019	December 31, 2018
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$473	$589
Restricted cash	1	23
Accounts receivable, net of allowance for doubtful accounts	89	95
Inventories	29	29
Prepaid expenses	15	13
Other current assets	23	23
Current assets held for sale(1)	—	648
Total current assets	630	1,420
Property, equipment, land and leasehold improvements, net	3,153	3,141
Operating lease assets, net	330	—
Investment in unconsolidated business	9	8
Goodwill	2,043	2,043
Intangible assets, net	745	789
Other noncurrent assets	14	43
Total assets	$6,924	$7,444
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Due to Manager-related party	$3	$3
Accounts payable	48	38
Accrued expenses	80	86
Current portion of long-term debt	11	361
Operating lease liabilities – current	20	—
Income taxes payable	47	—
Other current liabilities	40	33
Current liabilities held for sale(1)	—	317
Total current liabilities	249	838
Long-term debt, net of current portion	2,654	2,653
Deferred income taxes	665	681
Operating lease liabilities – noncurrent	314	—
Other noncurrent liabilities	159	155
Total liabilities	4,041	4,327
Commitments and contingencies	—	—

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS – (continued)
($ in Millions, Except Share Data)

	September 30, 2019	December 31, 2018
	(Unaudited)
Stockholders’ equity(2):
Additional paid in capital	$1,276	$1,510
Accumulated other comprehensive loss	(29)	(30)
Retained earnings	1,627	1,485
Total stockholders’ equity	2,874	2,965
Noncontrolling interests(3)	9	152
Total equity	2,883	3,117
Total liabilities and equity	$6,924	$7,444
___________

(1)	See Note 3, “Discontinued Operations and Dispositions”, for further discussion on assets and liabilities held for sale.

(2)
The Company is authorized to issue the following classes of stock: (i) 500,000,000 shares of common stock, par value $0.001 per share. At September 30, 2019 and December 31, 2018, the Company had 86,394,716 shares and 85,800,303 shares of common stock issued and outstanding, respectively; (ii) 100,000,000 shares of preferred stock, par value $0.001 per share. At September 30, 2019 and December 31, 2018, no preferred stocks were issued or outstanding; and (iii) 100 shares of special stock, par value $0.001 per share, issued and outstanding to its Manager as at September 30, 2019 and December 31, 2018.

(3)	Includes $141 million of noncontrolling interest related to discontinued operations at December 31, 2018. See Note 3, “Discontinued Operations and Dispositions”, for further discussions.

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
($ in Millions, Except Share and Per Share Data)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Revenue
Service revenue	$347	$361	$1,120	$1,140
Product revenue	58	60	183	184
Total revenue	405	421	1,303	1,324
Costs and expenses
Cost of services	154	167	484	534
Cost of product sales	43	39	128	128
Selling, general and administrative	81	78	245	240
Fees to Manager-related party	8	12	23	36
Goodwill impairment	—	3	—	3
Depreciation	49	49	145	143
Amortization of intangibles	14	20	44	53
Total operating expenses	349	368	1,069	1,137
Operating income	56	53	234	187
Other income (expense)
Interest income	2	—	6	—
Interest expense(1)	(36)	(28)	(124)	(71)
Other (expense) income, net	—	(21)	2	(15)
Net income from continuing operations before income taxes	22	4	118	101
Provision for income taxes	(7)	(2)	(33)	(32)
Net income from continuing operations	$15	$2	$85	$69

Discontinued Operations(2)
Net income from discontinued operations before income taxes	$78	$26	$86	$41
Provision for income taxes	(32)	(6)	(32)	(5)
Net income from discontinued operations	$46	$20	$54	$36
Net income	$61	$22	$139	$105

Net income from continuing operations	$15	$2	$85	$69
Net income from continuing operations attributable to MIC	$15	$2	$85	$69
Net income from discontinued operations	$46	$20	$54	$36
Less: net loss attributable to noncontrolling interests	—	—	(3)	(32)
Net income from discontinued operations attributable to MIC	$46	$20	$57	$68
Net income attributable to MIC	$61	$22	$142	$137

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS – (continued)
(Unaudited)
($ in Millions, Except Share and Per Share Data)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Basic income per share from continuing operations attributable to MIC	$0.18	$0.02	$0.99	$0.81
Basic income per share from discontinued operations attributable to MIC	0.53	0.23	0.67	0.80
Basic income per share attributable to MIC	$0.71	$0.25	$1.66	$1.61
Weighted average number of shares outstanding: basic	86,276,237	85,378,088	86,075,394	85,095,956
Diluted income per share from continuing operations attributable to MIC	$0.18	$0.02	$0.99	$0.81
Diluted income per share from discontinued operations attributable to MIC	0.53	0.23	0.67	0.80
Diluted income per share attributable to MIC	$0.71	$0.25	$1.66	$1.61
Weighted average number of shares outstanding: diluted	86,303,694	85,398,566	86,101,022	85,109,213
Cash dividends declared per share	$1.00	$1.00	$3.00	$3.00
___________

(1)
Interest expense includes losses on derivative instruments of $2 million and $14 million for the quarter and nine months ended September 30, 2019, respectively. Interest expense includes gains on derivative instruments of $3 million and $17 million for the quarter and nine months ended September 30, 2018, respectively.

(2)	See Note 3, “Discontinued Operations and Dispositions”, for discussions on businesses classified as held for sale.

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
($ in Millions)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income	$61	$22	$139	$105
Other comprehensive (loss) income, net of taxes:
Translation adjustment (1)	(1)	1	1	(2)
Other comprehensive (loss) income	(1)	1	1	(2)
Comprehensive income	60	23	140	103
Less: comprehensive loss attributable to noncontrolling interests	—	—	(3)	(32)
Comprehensive income attributable to MIC	$60	$23	$143	$135
___________

(1)	Translation adjustment is presented net of tax expense of $1 million and tax benefit of $1 million for the nine months ended September 30, 2019 and 2018, respectively.

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
($ in Millions, Except Share Data)

	In Shares		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Special Stock	Common Stock(1)
Balance at June 30, 2019	100	86,195,946	$1,354	$(28)	$1,566	$2,892	$146	$3,038
Issuance of shares to Manager	—	198,770	8	—	—	8	—	8
Dividends to common stockholders(2)	—	—	(86)	—	—	(86)	—	(86)
Deconsolidation of noncontrolling interests	—	—	—	—	—	—	(137)	(137)
Comprehensive (loss) income, net of taxes	—	—	—	(1)	61	60	—	60
Balance at September 30, 2019	100	86,394,716	$1,276	$(29)	$1,627	$2,874	$9	$2,883

Balance at December 31, 2018	100	85,800,303	$1,510	$(30)	$1,485	$2,965	$152	$3,117
Issuance of shares to Manager	—	570,767	23	—	—	23	—	23
Issuance of shares to independent directors	—	23,646	1	—	—	1	—	1
Dividends to common stockholders(2)	—	—	(258)	—	—	(258)	—	(258)
Distributions to noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Deconsolidation of noncontrolling interests	—	—	—	—	—	—	(137)	(137)
Comprehensive income (loss), net of taxes	—	—	—	1	142	143	(3)	140
Balance at September 30, 2019	100	86,394,716	$1,276	$(29)	$1,627	$2,874	$9	$2,883

	In Shares		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests(3)	Total Equity
	Special Stock	Common Stock(1)
Balance at June 30, 2018	100	85,186,385	$1,656	$(33)	$1,458	$3,081	$163	$3,244
Issuance of shares to Manager	—	364,191	15	—	—	15	—	15
Dividends to common stockholders(2)	—	—	(86)	—	—	(86)	—	(86)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Contributions from noncontrolling interests	—	—	—	—	—	—	1	1
Comprehensive income, net of taxes	—	—	—	1	22	23	—	23
Balance at September 30, 2018	100	85,550,576	$1,585	$(32)	$1,480	$3,033	$163	$3,196

Balance at December 31, 2017	100	84,733,957	$1,840	$(30)	$1,343	$3,153	$197	$3,350
Issuance of shares to Manager	—	805,194	37	—	—	37	—	37
Issuance of shares, net of offering costs	—	1,916	—	—	—	—	—	—
Issuance of shares to independent directors	—	9,435	1	—	—	1	—	1
Issuance of shares pursuant to conversion of convertible senior notes	—	74	—	—	—	—	—	—
Dividends to common stockholders(2)	—	—	(293)	—	—	(293)	—	(293)
Distributions to noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Contributions from noncontrolling interests	—	—	—	—	—	—	1	1
Comprehensive (loss) income, net of taxes	—	—	—	(2)	137	135	(32)	103
Balance at September 30, 2018	100	85,550,576	$1,585	$(32)	$1,480	$3,033	$163	$3,196
___________

(1)	The Company is authorized to issue 500,000,000 shares of common stock with a par value $0.001 per share.

(2)	See Note 14, “Related Party Transactions”, for cash dividends paid on shares for each period.

(3)	Includes $149 million of noncontrolling interest related to discontinued operations at September 30, 2018. See Note 3, “Discontinued Operations and Dispositions”, for further discussions.

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
($ in Millions)

	Nine Months Ended September 30,
	2019	2018
Operating activities
Net income from continuing operations	$85	$69
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Goodwill impairment	—	3
Depreciation and amortization of property and equipment	145	143
Amortization of intangible assets	44	53
Amortization of debt financing costs	7	6
Amortization of debt discount	3	3
Adjustments to derivative instruments	29	(9)
Fees to Manager-related party	23	36
Deferred taxes	20	21
Other non-cash expense, net	12	26
Changes in other assets and liabilities, net of acquisitions:
Accounts receivable	4	13
Inventories	(1)	(2)
Prepaid expenses and other current assets	(10)	1
Accounts payable and accrued expenses	5	6
Income taxes payable	47	1
Other, net	3	(4)
Net cash provided by operating activities from continuing operations	416	366
Investing activities
Acquisitions of businesses and investments, net of cash, cash equivalents and restricted cash acquired	—	(13)
Purchases of property and equipment	(172)	(131)
Loan to project developer	(1)	(18)
Loan repayment from project developer	16	17
Proceeds from sale of business, net of cash divested	—	41
Other, net	(3)	—
Net cash used in investing activities from continuing operations	(160)	(104)
Financing activities
Proceeds from long-term debt	—	276
Payment of long-term debt	(358)	(204)
Contributions received from noncontrolling interests	—	1
Dividends paid to common stockholders	(258)	(293)
Debt financing costs paid	(1)	(3)
Net cash used in financing activities from continuing operations	(617)	(223)
Net change in cash, cash equivalents and restricted cash from continuing operations	(361)	39

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS – (continued)
(Unaudited)
($ in Millions)

	Nine Months Ended September 30,
	2019	2018
Cash flows (used in) provided by discontinued operations:
Net cash (used in) provided by operating activities	$(57)	$47
Net cash provided by (used in) investing activities	239	(28)
Net cash provided by (used in) financing activities	24	(23)
Net cash provided by (used in) discontinued operations	206	(4)
Net change in cash, cash equivalents and restricted cash	(155)	35
Cash, cash equivalents and restricted cash, beginning of period	629	72
Cash, cash equivalents and restricted cash, end of period	$474	$107
Supplemental disclosures of cash flow information from continuing operations:
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$18	$20
Issuance of shares to Manager	23	37
Issuance of shares to independent directors	1	1
Taxes paid, net	9	11
Interest paid, net	95	73
The following table provides a reconciliation of cash, cash equivalents and restricted cash from both continuing and discontinued operations reported within the consolidated condensed balance sheets that is presented in the consolidated condensed statements of cash flows:

	As of September 30,
	2019	2018
Cash and cash equivalents	$473	$49
Restricted cash – current	1	23
Cash, cash equivalents and restricted cash included in assets held for sale(1)	—	35
Total of cash, cash equivalents and restricted cash shown in the consolidated condensed statement of cash flows	$474	$107
___________

(1)	Represents cash, cash equivalents and restricted cash related to businesses classified as held for sale. See Note 3, “Discontinued Operations and Dispositions”, for further discussion.

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
MIC is externally managed by Macquarie Infrastructure Management (USA) Inc. (the Manager) pursuant to the terms of a Management Services Agreement, subject to the oversight and supervision of the Board. The majority of the members of the Board, and the members of all Board committees, are independent and have no affiliation with Macquarie. The Manager is a member of the Macquarie Group of companies comprising Macquarie Group Limited and its subsidiaries and affiliates worldwide. Macquarie Group Limited is headquartered in Australia and is listed on the Australian Securities Exchange.
The Company owns its businesses through its direct wholly-owned subsidiary MIC Ohana Corporation, the successor to Macquarie Infrastructure Company Inc. The Company owns and operates a portfolio of infrastructure and infrastructure-like businesses that provide services to corporations, government agencies and individual customers primarily in the United States (U.S.). The businesses are organized into four segments:

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

•	Corporate and Other: comprising MIC Corporate (holding company) and a shared services center.
Effective October 1, 2018, the Bayonne Energy Center (BEC) and substantially all of the Company’s portfolio of solar and wind power generation businesses were classified as discontinued operations and the Company’s Contracted Power segment was eliminated. All prior comparable periods have been restated to reflect this change. In July 2019, the Company completed the sales of its wind power generating portfolio and all but one of the assets in its solar power generating portfolio. The sale of the remaining solar facility closed during September 2019. On January 1, 2019, the Company also classified its majority interest in a renewable power development business as a discontinued operation, the sale of which closed in July 2019. The Company did not restate the prior period as the disposition was deemed insignificant. A remaining relationship with a third-party developer of renewable power facilities has been reported as a component of Corporate and Other through the expiration of the relationship in July 2019.  For additional information, see Note 3, “Discontinued Operations and Dispositions”.
2. Basis of Presentation
The unaudited consolidated condensed financial statements have been prepared in accordance with generally accepted accounting principles (GAAP) in the U.S. and in accordance with the instructions to Form 10-Q and Article 10 of Regulation S-X for interim financial information. Certain information or footnote disclosures normally included in financial statements prepared in accordance with GAAP have been condensed or omitted, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC) for interim financial reporting. Accordingly, they do not include all of the information and notes required by GAAP for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring adjustments) considered necessary for a fair presentation have been included.
The consolidated balance sheet at December 31, 2018 has been derived from audited financial statements but does not include all of the information and notes required by GAAP for complete financial statements. Certain reclassifications were made to the financial statements for the prior period to conform to current period presentation.
The interim financial information contained herein should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2018 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on February 20, 2019. Operating results for the quarter and nine months ended September 30, 2019 are not necessarily indicative of the results that may be expected for the year ending December 31, 2019 or for any future interim periods.

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
Financial Instruments
The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable and variable-rate senior debt, are carried at cost, which approximates their fair value because of either the short-term maturity or competitive interest rates assigned to these financial instruments. The fair values of the Company’s other debt instruments fall within level 1 or level 2 of the fair value hierarchy.
At September 30, 2019, the Company had $78 million of commercial paper included in cash and cash equivalents. Commercial paper consists of maturities of three months or less and are issued by counterparties with a Standard & Poor rating of A1+. The Company did not have any commercial paper at December 31, 2018.
Income Taxes
The Company expects to incur federal consolidated taxable income from continuing operations for the year ending December 31, 2019, which will be fully offset by the Company’s net operating loss (NOL) carryforwards and investment tax credit (ITC) carryforwards. The Company believes that it will be able to utilize all of its federal prior year NOL carryforwards and ITC carryforwards in the current year.
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
Renewable Businesses Sale
During the fourth quarter of 2018, the Company commenced a sale process involving its portfolios of 142 megawatts (MW) (gross) of solar generation assets and 203 MW (gross) of wind generation assets. In July 2019, the Company completed the sales of its wind power generating portfolio and all but one of the assets in its solar power generating portfolio. The sale of the remaining solar facility closed during September 2019. Upon closing of the transactions involving the portfolios of operating solar and wind assets, MIC deconsolidated $295 million of long-term debt. In July 2019, the Company also completed the sale of its majority interest in a renewable power development business. The Company may be entitled to a deferred purchase price from the sale of its interest in the renewable power development business based on the sale of certain projects by the purchaser in the future.
The aggregate gross proceeds to the Company from the above sales are approximately $275 million, or approximately $210 million net of taxes and transaction related expenses. Upon closing of the transactions, the Company recorded a pre-tax gain of approximately $80 million excluding any transaction costs. The Company incurred approximately $10 million in professional fees in relation to these transactions, which is included in selling, general and administrative expenses in the consolidated condensed statement of operations. For the year ending December 31, 2019, the Company expects to record approximately $55 million in current taxes payable, of which $9 million was paid during September 2019, primarily related to the gain on sale.
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
During the first quarter of 2019, the Company also commenced the sale of its majority interest in its renewable power development business that was reported as part of the Company’s Corporate and Other segment in the fourth quarter of 2018. Accordingly, beginning in the first quarter of 2019, the results of this business were classified as discontinued operations and the assets and liabilities of this business have been classified as held for sale in the consolidated condensed balance sheets through the date of sale. The Company did not restate the prior period related to the commencement of the sale process involving its majority interest in a renewable power development business as the disposition is insignificant. A remaining relationship with a third-party developer of renewable power facilities has been reported as a component of Corporate and Other through the expiration of the relationship in July 2019.

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
3. Discontinued Operations and Dispositions  – (continued)

The following is a summary of the assets and liabilities held for sale included in the Company’s consolidated condensed balance sheets related to its former Contracted Power segment as of December 31, 2018 ($ in millions):

December 31, 2018
Assets
Cash and cash equivalents	$3
Restricted cash	14
Accounts receivable, net	9
Other current assets	5
Total current assets	31
Property, equipment, land and leasehold improvements, net	606
Intangible assets, net	9
Other noncurrent assets	2
Total assets	$648
Liabilities
Accounts payable and accrued expenses	$7
Current portion of long-term debt	20
Other current liabilities	1
Total current liabilities	28
Long term debt, net of current portion	283
Other noncurrent liabilities	6
Total liabilities	$317
Noncontrolling interests	$141
Summarized financial information for discontinued operations included in the Company’s consolidated condensed statement of operations for the quarters and nine months ended September 30, 2019 and 2018 are as follows ($ in millions):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Product revenue	$10	$52	$44	$129
Cost of product sales	(1)	(8)	(7)	(20)
Selling, general & administrative expenses	(11)	(8)	(18)	(22)
Depreciation and amortization	—	(8)	—	(38)
Interest expense, net	(1)	(5)	(13)	(11)
Other income, net (1)	81	3	80	3
Net income from discontinued operations before income taxes	$78	$26	$86	$41
Provision for income taxes	(32)	(6)	(32)	(5)
Net income from discontinued operations	$46	$20	$54	$36
Less: net loss attributable to noncontrolling interests	—	—	(3)	(32)
Net income from discontinued operations attributable to MIC	$46	$20	$57	$68

_______
(1) Includes approximately $80 million of gain on sale from the renewable businesses described above.

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
3. Discontinued Operations and Dispositions  – (continued)

Other Dispositions
The Company reviews strategic options available, including with respect to certain other, smaller businesses in its portfolio in an effort to rationalize its portfolio and enhance the infrastructure characteristics of its businesses. Consistent with this, the Company sold (i) an environmental services business by IMTT in April 2018; (ii) its equity interests in projects involving two properties in May 2018; and (iii) the mechanical contractor business within MIC Hawaii in November 2018. Collectively, the sale of these business is insignificant and do not qualify for discontinued operations.
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

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

5. Leases
The Company has operating leases primarily for land, buildings, office space and certain office equipment under non-cancellable lease agreements. Leases with an initial term of 12 months or less are not recorded on the consolidated condensed balance sheet. Some leases include one or more options to renew, with renewal terms that can extend the lease term from one to 10 years or more. The exercise of these lease renewal options is at the Company’s sole discretion. Cash paid for operating leases is reported in operating activities on the consolidated condensed statement of cash flows.
For the quarter and nine months ended September 30, 2019, the Company’s operating lease expenses recorded within the consolidated condensed statement of operations were as follows ($ in millions):

Income Statement Classification	Quarter Ended September 30, 2019	Nine Months Ended September 30, 2019
Cost of services	$1	$2
Cost of product sales	—	1
Selling, general and administrative	13	38
Total operating lease expense(1)	$14	$41
___________

(1)	Includes leases less than one year, which were not significant.
At September 30, 2019, the weighted-average remaining operating lease term was 18.7 years and the weighted average discount rate was 8.6%. The following table represents the future maturities of lease liabilities at September 30, 2019 ($ in millions):

2019 remaining	$11
2020	46
2021	44
2022	42
2023	42
Thereafter	540
Total lease payment	$725
Less: interest	(391)
Present value of lease liability	$334

Future minimum lease commitments at December 31, 2018 ($ in millions):

2019	$48
2020	44
2021	41
2022	40
2023	39
Thereafter	461
Total	$673

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

6. Income per Share
Following is a reconciliation of the basic and diluted income per share computations ($ in millions, except share and per share data):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Numerator:
Net income from continuing operations attributable to MIC	$15	$2	$85	$69
Diluted net income from continuing operations attributable to MIC	$15	$2	$85	$69
Basic and diluted net income from discontinued operations attributable to MIC	$46	$20	$57	$68
Denominator:
Weighted average number of shares outstanding: basic	86,276,237	85,378,088	86,075,394	85,095,956
Dilutive effect of restricted stock unit grants(1)	27,457	20,478	25,628	13,257
Weighted average number of shares outstanding: diluted	86,303,694	85,398,566	86,101,022	85,109,213
___________
(1) Dilutive effect of restricted stock unit grants includes grants to independent directors under the 2014 Independent Director Equity Plan and certain employees under the 2016 Omnibus Employee Incentive Plan.

	Quarter Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Income per share:
Basic income per share from continuing operations attributable to MIC	$0.18	$0.02	$0.99	$0.81
Basic income per share from discontinued operations attributable to MIC	0.53	0.23	0.67	0.80
Basic income per share attributable to MIC	$0.71	$0.25	$1.66	$1.61
Diluted income per share from continuing operations attributable to MIC	$0.18	$0.02	$0.99	$0.81
Diluted income per share from discontinued operations attributable to MIC	0.53	0.23	0.67	0.80
Diluted income per share attributable to MIC	$0.71	$0.25	$1.66	$1.61

The following represents the weighted average potential dilutive shares of common stock that were excluded from the diluted income per share calculation:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
2.875% Convertible Senior Notes due July 2019(1)	722,345	4,381,499	1,766,498	4,363,806
2.00% Convertible Senior Notes due October 2023	3,634,173	3,634,173	3,634,173	3,631,068
Total	4,356,518	8,015,672	5,400,671	7,994,874
_______
(1) On July 15, 2019, the Company fully repaid the outstanding balance on the 2.875% Convertible Senior Notes July 2019 at maturity using cash on hand. For the quarter and nine months ended September 30, 2019, the weighted average shares reflect the “if-converted” impact to dilutive common stock through the maturity date of the Note.

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

7. Property, Equipment, Land and Leasehold Improvements
Property, equipment, land and leasehold improvements at September 30, 2019 and December 31, 2018 consisted of the following ($ in millions):

	September 30, 2019	December 31, 2018
Land	$319	$319
Buildings	40	40
Leasehold and land improvements	785	770
Machinery and equipment	2,843	2,783
Furniture and fixtures	48	45
Construction in progress	187	113
	4,222	4,070
Less: accumulated depreciation	(1,069)	(929)
Property, equipment, land and leasehold improvements, net	$3,153	$3,141

8. Intangible Assets and Goodwill
Intangible assets at September 30, 2019 and December 31, 2018 consisted of the following ($ in millions):

	September 30 2019	December 31, 2018
Contractual arrangements	$921	$921
Non-compete agreements	14	14
Customer relationships	353	353
Trade names	16	16
Technology	9	9
	1,313	1,313
Less: accumulated amortization	(568)	(524)
Intangible assets, net	$745	$789

The goodwill balance as of September 30, 2019 is comprised of the following ($ in millions):

Goodwill acquired in business combinations, net of disposals	$2,172
Accumulated impairment charges(1)	(126)
Other	(3)
Balance at September 30, 2019	$2,043

_______
(1) Accumulated impairment charges primarily relate to goodwill impairment charges at Atlantic Aviation recorded during the year ended December 31, 2009 and 2008.
The Company tests for goodwill impairment at the reporting unit level on an annual basis on October 1st of each year and between annual tests if a triggering event indicates the possibility of an impairment. The Company monitors changing business conditions as well as industry and economic factors, among others, for events which could trigger the need for an interim impairment analysis. The Company has experienced a sustained decline in its market capitalization over the 18-months ended September 30, 2019. The decline reflects, in part, the sales of smaller and non-core businesses during that period. However, the Company concluded that the decline in its market capitalization also reflected a reduced contribution from its IMTT segment as a result of lower bulk liquid storage utilization levels and lease rates and determined that these constituted a triggering event.
The Company performed an interim impairment analysis based on financial results through September 30, 2019. For IMTT, the Company used both the market and income approaches and weighting them based on their applicability to the segment. The income approach used forecasted cash flows developed as part of the Company’s annual update of its 5-year business plan. For

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
8. Intangible Assets and Goodwill  – (continued)

Atlantic Aviation and Hawaii Gas, the Company used only the market approach given that the fair value of these businesses substantially exceeded the book value noted in 2018. The analysis concluded that fair value of each of the Company’s reporting units exceeded their carrying value and no impairment was recorded.
At September 30, 2019, the fair value of the Company’s reporting units exceeded their aggregate book value by $2.2 billion, or 33%. Approximately $1.9 billion of the excess was attributed to Atlantic Aviation, approximately $280 million to Hawaii Gas and approximately $20 million to IMTT.
Unfavorable fluctuations in the discount rate or declines in forecasted storage revenues and margins could result in an impairment of IMTT in the future. For example, a 0.25% increase to the discount rate would decrease the value of IMTT by approximately $70 million. Any increase in the discount rate, in conjunction with any decrease in the projected cash flows for IMTT, would negatively affect the current valuations. Due to the inherent uncertainties in the estimates and assumptions used in the fair value analysis, the Company’s actual results may differ. These differences could alter the fair value of the Company’s reporting units and may result in impairment charges in future periods. The Company will continue to evaluate the fair value of goodwill through the fourth quarter of fiscal year 2019 for any potential impairment.
9. Long-Term Debt
At September 30, 2019 and December 31, 2018, the Company’s consolidated long-term debt balance comprised of the following ($ in millions):

	September 30, 2019	December 31, 2018
IMTT	$1,109	$1,109
Atlantic Aviation	1,017	1,025
MIC Hawaii	195	196
MIC Corporate	387	734
Total	2,708	3,064
Current portion	(11)	(361)
Long-term portion	2,697	2,703
Unamortized deferred financing costs(1)	(43)	(50)
Long-term portion less unamortized debt discount and deferred financing costs	$2,654	$2,653
___________

(1)	The weighted average remaining life of the deferred financing costs at September 30, 2019 was 5.5 years.
At September 30, 2019, the total undrawn capacity on the revolving credit facilities was $1,610 million excluding letters of credit outstanding of $13 million.
MIC Corporate
At September 30, 2019 and December 31, 2018, MIC Corporate had a $600 million senior secured revolving credit facility that remained undrawn.
2.875% Convertible Senior Notes due July 2019
At December 31, 2018, the Company had $350 million aggregate principal outstanding on its five-year, 2.875% Convertible Senior Notes due July 2019, which approximated its fair value. On July 15, 2019, at maturity, the Company fully repaid the outstanding balance on the Notes using cash on hand.
2.00% Convertible Senior Notes due October 2023
At September 30, 2019 and December 31, 2018, the Company had $387 million and $384 million, respectively, outstanding on its seven-year, 2.00% Convertible Senior Notes due October 2023. At September 30, 2019, the fair value of the liability component of the Notes were approximately $355 million. On October 13, 2019, the anniversary of the Note issuance, the Company did not increase the conversion rate of 9.0290 shares of common stock per $1,000 principal amount as there was no change to the quarterly dividend amount paid from the last anniversary date.

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
9. Long-Term Debt  – (continued)

The 2.00% Convertible Senior Notes due October 2023 consisted of the following ($ in millions):

	September 30, 2019	December 31, 2018
Liability Component:
Principal	$403	$403
Unamortized debt discount	(16)	(19)
Long-term debt, net of unamortized debt discount	387	384
Unamortized deferred financing costs	(6)	(7)
Net carrying amount	$381	$377
Equity Component	$27	$27

For the quarter and nine months ended September 30, 2019 and 2018, the Company incurred interest expense of $3 million and $10 million, respectively, related to the 2.00% Convertible Senior Notes due October 2023 which primarily includes $1 million and $4 million, respectively, related to the amortization of debt discount and deferred financing costs.
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
At September 30, 2019 and December 31, 2018, the $600 million revolving credit facilities were undrawn. IMTT also had $600 million of fixed rate senior notes outstanding that had a fair value of approximately $630 million at September 30, 2019.
Atlantic Aviation
In December 2018, Atlantic Aviation refinanced its debt and entered into a credit agreement (the New AA Credit Agreement) that provides for a seven-year $1,025 million senior secured first lien term loan facility. At September 30, 2019 and December 31, 2018, Atlantic Aviation also had a five-year, $350 million senior secured first lien revolving credit facility that was undrawn.
MIC Hawaii
At September 30, 2019, Hawaii Gas had $100 million of fixed rate senior notes outstanding, that had a fair value of approximately $105 million, and an $80 million term loan outstanding. The remaining balance of $15 million related to a term loan for the solar facilities in Hawaii. Hawaii Gas also has a $60 million revolving credit facility that was undrawn at September 30, 2019 and December 31, 2018.
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
At September 30, 2019, the Company had $2,724 million of current and long-term debt, of which $946 million was economically hedged with interest rate contracts, $1,102 million was fixed rate debt and $676 million was unhedged. The Company does not use hedge accounting. All movements in the fair value of the interest rate derivatives are recorded directly through earnings.

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
The Company’s fair value measurements of its derivative instruments and the related location of the assets and liabilities within the consolidated condensed balance sheets at September 30, 2019 and December 31, 2018 were ($ in millions):

	Assets (Liabilities) at Fair Value
Balance Sheet Classification	September 30, 2019	December 31, 2018
Fair value of derivative instruments - other current assets	$3	$11
Fair value of derivative instruments - other noncurrent assets	2	15
Total derivative contracts – assets	$5	$26
Fair value of derivative instruments – other current liabilities	$(8)	$(3)
Fair value of derivative instruments – other noncurrent liabilities	(3)	—
Total derivative contracts – liabilities	$(11)	$(3)

The Company’s hedging activities for the quarters and nine months ended September 30, 2019 and 2018 and the related location within the consolidated condensed statements of operations were ($ in millions):

Income Statement Classification	Amount of (Loss) Gain Recognized in Consolidated Condensed Statements of Operations
	Quarter Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest expense – interest rate caps	$(1)	$2	$(7)	$9
Interest expense – interest rate swaps	(1)	1	(7)	8
Cost of product sales – commodity swaps	(6)	2	(11)	3
Total	$(8)	$5	$(25)	$20

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

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
11. Stockholders’ Equity – (continued)

Macquarie Infrastructure Corporation Short-Term Incentive Plan (STIP) for MIC Operating Businesses —  Restricted Stock Units (RSUs)
During the first quarter of 2019, the Company established the STIP to provide cash and stock-based incentives to eligible employees of its operating businesses under the Company’s 2016 Omnibus Employee Incentive Plan. In general, the cash component comprises approximately 75% of any incentive award and is paid in a lump-sum. The remaining 25% of any incentive award is in the form of RSUs representing an interest in the common stock of the Company. RSUs are granted following assessment of performance against Key Performance Indicators post the one-year performance period and vest in two equal annual installments following the grant date. Through September 30, 2019, no grants of RSUs under the STIP had been made.
From time to time, the Company can issue RSUs to award or retain employees, or to attract new employees, or other reasons by providing special grants of RSUs. Vesting dates and terms can vary for each award at the discretion of the Company.
The following represents unvested Special RSUs granted through 2019:

	2019 Special Grants
	Number of RSUs (in units)	Weighted Average Grant-Date Fair Value (per share)
Unvested at December 31, 2018	—	$—
Granted	6,067	40.30
Unvested at September 30, 2019	6,067	$40.30

Compensation expense related to the Special RSU grants for the quarter and nine months ended September 30, 2019 was not significant. At September 30, 2019, the cost is expected to be recognized over a weighted-average period of 1.3 years.
Macquarie Infrastructure Corporation Long-Term Incentive Plan (LTIP) for MIC Operating Businesses —  Performance Stock Units (PSUs)
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
The following represents unvested LTIP grants through September 30, 2019 at the target level of performance:

	2019 LTIP (at Target)
	Number of PSUs (in units)	Weighted Average Grant-Date Fair Value (per share)
Unvested at December 31, 2018	—	$—
Granted	134,671	$39.59
Forfeited	(7,577)	$39.26
Unvested at September 30, 2019	127,094	$39.61

At September 30, 2019, depending upon actual performance, the number of PSUs to be issued will vary from zero to 233,891, net of forfeitures. At September 30, 2019, the grant date fair value of the unvested awards was approximately $5 million, reflecting target performance by all participants. During the nine months ended September 30, 2019, the Company recognized approximately $1 million of compensation expense related to the LTIP. At September 30, 2019, the unrecognized compensation cost related to unvested PSU awards was approximately $4 million at target level performance. If target level performance is achieved, the unrecognized cost is expected to be recognized over a weighted-average period of 2.3 years.

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
11. Stockholders’ Equity – (continued)

Accumulated Other Comprehensive Loss, net of taxes
The following represents the changes and balances to the components of accumulated other comprehensive loss, net of taxes for the nine months ended September 30, 2019 and 2018 ($ in millions):

	Post-Retirement Benefit Plans, net of taxes	Translation Adjustment, net of taxes(1)	Total Stockholders’ Accumulated Other Comprehensive Loss, net of taxes
Balance at December 31, 2017	$(20)	$(10)	$(30)
Translation adjustment	—	(2)	(2)
Balance at September 30, 2018	$(20)	$(12)	$(32)

Balance at December 31, 2018	$(16)	$(14)	$(30)
Translation adjustment	—	1	1
Balance at September 30, 2019	$(16)	$(13)	$(29)

___________

(1)	Translation adjustment is presented net of tax expense of $1 million and tax benefit of $1 million for the nine months ended September 30, 2019 and 2018, respectively.
12. Reportable Segments
At September 30, 2019, the Company’s businesses consisted of four reportable segments: IMTT, Atlantic Aviation, MIC Hawaii and Corporate and Other.
Effective October 1, 2018, BEC and substantially all of the Company’s portfolio of solar and wind power generation businesses were classified as discontinued operations and the Company’s Contracted Power segment was eliminated. All prior comparable periods have been restated to reflect this change. In July 2019, the Company completed the sales of its wind power generating portfolio and all but one of the assets in its solar power generating portfolio. The sale of the remaining solar facility closed during September 2019. On January 1, 2019, the Company also classified its majority interest in a renewable power development business as a discontinued operation, the sale of which closed in July 2019. The Company did not restate the prior period as the disposition was deemed insignificant. A remaining relationship with a third-party developer of renewable power facilities has been reported as a component of Corporate and Other through the expiration of the relationship in July 2019.  For additional information, see Note 3, “Discontinued Operations and Dispositions”.
IMTT
IMTT provides bulk liquid storage, handling and other services in North America through 17 terminals located in the U.S., one terminal in Quebec, Canada and one partially owned terminal in Newfoundland, Canada. IMTT derives the majority of its revenue from storage and handling of petroleum products, various chemicals, renewable fuels, and vegetable and tropical oils. Based on storage capacity, IMTT operates one of the largest third-party bulk liquid terminals businesses in the U.S.
Revenue from IMTT is generated from the following sources and recorded in service revenue.
Lease.  These are contracts with predominantly non-cancelable terms for access to and the use of storage capacity at the various terminals owned and operated by the business. At September 30, 2019, these contracts had a revenue weighted average remaining contract life of 1.9 years. These contracts generally require payments in exchange for the provision of storage capacity and product movement (throughput) throughout their term based on a fixed rate per barrel of capacity leased. A majority of the contracts include terms that adjust the fixed rate annually for inflation. These contracts are accounted for as operating leases and the related lease income is recognized in service revenue over the term of the contract based upon the rate specified. Revenue is recognized in accordance with ASC 842, Leases.
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

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
12. Reportable Segments  – (continued)

Other.  Other revenue is comprised primarily of environmental response service activities through the date of sale in April 2018 and railroad operations. These revenues are generally recognized at a point in time as services are performed.
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
The renewables projects within MIC Hawaii sell substantially all of the electricity generated at a fixed price to primarily electric utility customers pursuant to long-term power purchase agreements (PPAs) of 20 years. Substantially all of the PPAs are accounted for as operating leases and have no minimum lease payments and all of the lease income under these leases is recorded within product revenue when the electricity is delivered.
Corporate and Other
Corporate and Other comprises of MIC Corporate (holding company) and a shared services center.
All of the MIC business segments are managed separately and management has chosen to organize the Company around the distinct products and services offered. Selected information by segment is presented in the following tables.

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
12. Reportable Segments  – (continued)

Revenue from external customers for the Company’s consolidated reportable segments were ($ in millions):

	Quarter Ended September 30, 2019
	IMTT	Atlantic Aviation	MIC Hawaii	Intercompany Adjustments	Total Reportable Segments
Service revenue
Terminal services	$22	$—	$—	$—	$22
Lease	96	—	—	(1)	95
Fuel	—	165	—	—	165
Hangar	—	24	—	—	24
Other	—	41	—	—	41
Total service revenue	$118	$230	$—	$(1)	$347
Product revenue
Lease	$—	$—	$2	$—	$2
Gas	—	—	54	—	54
Other	—	—	2	—	2
Total product revenue	$—	$—	$58	$—	$58
Total revenue	$118	$230	$58	$(1)	$405

	Quarter Ended September 30, 2018
	IMTT	Atlantic Aviation	MIC Hawaii	Intercompany Adjustments	Total Reportable Segments
Service revenue
Terminal services	$19	$—	$—	$—	$19
Lease	98	—	—	(1)	97
Fuel	—	173	—	—	173
Hangar	—	22	—	—	22
Construction	—	—	8	—	8
Other	1	40	1	—	42
Total service revenue	$118	$235	$9	$(1)	$361
Product revenue
Lease	$—	$—	$1	$—	$1
Gas	—	—	55	—	55
Other	—	—	4	—	4
Total product revenue	$—	$—	$60	$—	$60
Total revenue	$118	$235	$69	$(1)	$421

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
12. Reportable Segments  – (continued)

	Nine Months Ended September 30, 2019
	IMTT	Atlantic Aviation	MIC Hawaii	Intercompany Adjustments	Total Reportable Segments
Service revenue
Terminal services	$68	$—	$—	$—	$68
Lease	326	—	—	(2)	324
Fuel	—	519	—	—	519
Hangar	—	70	—	—	70
Other	4	135	—	—	139
Total service revenue	$398	$724	$—	$(2)	$1,120
Product revenue
Lease	$—	$—	$4	$—	$4
Gas	—	—	171	—	171
Other	—	—	8	—	8
Total product revenue	$—	$—	$183	$—	$183
Total revenue	$398	$724	$183	$(2)	$1,303

	Nine Months Ended September 30, 2018
	IMTT	Atlantic Aviation	MIC Hawaii	Intercompany Adjustments	Total Reportable Segments
Service revenue
Terminal services	$66	$—	$—	$—	$66
Lease	304	—	—	(3)	301
Fuel	—	524	—	—	524
Hangar	—	66	—	—	66
Construction	—	—	39	—	39
Other	16	125	3	—	144
Total service revenue	$386	$715	$42	$(3)	$1,140
Product revenue
Lease	$—	$—	$3	$—	$3
Gas	—	—	172	—	172
Other	—	—	9	—	9
Total product revenue	$—	$—	$184	$—	$184
Total revenue	$386	$715	$226	$(3)	$1,324

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

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
12. Reportable Segments  – (continued)

	Quarter Ended September 30, 2019
	IMTT	Atlantic Aviation	MIC Hawaii	Corporate and Other	Total Reportable Segments
Net income (loss)	$12	$14	$1	$(12)	$15
Interest expense, net	10	18	3	3	34
Provision (benefit) for income taxes	5	5	1	(4)	7
Depreciation	29	16	4	—	49
Amortization of intangibles	3	11	—	—	14
Fees to Manager-related party	—	—	—	8	8
Other non-cash expense	3	—	3	—	6
EBITDA excluding non-cash items	$62	$64	$12	$(5)	$133

	Quarter Ended September 30, 2018
	IMTT	Atlantic Aviation	MIC Hawaii	Corporate and Other	Total Reportable Segments
Net income (loss)	$16	$25	$(18)	$(21)	$2
Interest expense, net	12	5	2	9	28
Provision (benefit) for income taxes	6	9	(7)	(6)	2
Goodwill impairment	—	—	3	—	3
Depreciation	29	14	6	—	49
Amortization of intangibles	4	12	4	—	20
Fees to Manager-related party	—	—	—	12	12
Other non-cash expense	2	—	5	—	7
EBITDA excluding non-cash items	$69	$65	$(5)	$(6)	$123

	Nine Months Ended September 30, 2019
	IMTT	Atlantic Aviation	MIC Hawaii	Corporate and Other	Total Reportable Segments
Net income (loss)	$62	$48	$11	$(36)	$85
Interest expense, net	38	59	8	13	118
Provision (benefit) for income taxes	25	18	5	(15)	33
Depreciation	87	46	12	—	145
Amortization of intangibles	11	33	—	—	44
Fees to Manager-related party	—	—	—	23	23
Other non-cash expense	7	1	10	1	19
EBITDA excluding non-cash items	$230	$205	$46	$(14)	$467

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
12. Reportable Segments  – (continued)

	Nine Months Ended September 30, 2018
	IMTT	Atlantic Aviation	MIC Hawaii	Corporate and Other	Total Reportable Segments
Net income (loss)	$60	$78	$(11)	$(58)	$69
Interest expense, net	31	9	5	26	71
Provision (benefit) for income taxes	24	29	(4)	(17)	32
Goodwill impairment	—	—	3	—	3
Depreciation	87	43	13	—	143
Amortization of intangibles	12	35	6	—	53
Fees to Manager-related party	—	—	—	36	36
Other non-cash expense	7	1	10	—	18
EBITDA excluding non-cash items	$221	$195	$22	$(13)	$425
Reconciliations of total reportable segments’ EBITDA excluding non-cash items to consolidated net income from continuing operations before income taxes were ($ in millions):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Total reportable segments EBITDA excluding non-cash items	$133	$123	$467	$425
Interest income	2	—	6	—
Interest expense	(36)	(28)	(124)	(71)
Goodwill impairment	—	(3)	—	(3)
Depreciation	(49)	(49)	(145)	(143)
Amortization of intangibles	(14)	(20)	(44)	(53)
Fees to Manager-related party	(8)	(12)	(23)	(36)
Other expense, net	(6)	(7)	(19)	(18)
Total consolidated net income from continuing operations before income taxes	$22	$4	$118	$101

Capital expenditures, on a cash basis, for the Company’s reportable segments were ($ in millions):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
IMTT	$47	$18	$111	$42
Atlantic Aviation	17	16	44	52
MIC Hawaii	5	6	15	17
Corporate and other	1	5	2	20
Total capital expenditures of reportable segments	$70	$45	$172	$131

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
12. Reportable Segments  – (continued)

Property, equipment, land and leasehold improvements, net, goodwill and total assets for the Company’s reportable segments and its reconciliation to consolidated total assets were ($ in millions):

	Property, Equipment, Land and Leasehold Improvements, net		Goodwill		Total Assets
	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018	September 30, 2019	December 31, 2018
IMTT	$2,273	$2,249	$1,427	$1,427	$4,135	$4,020
Atlantic Aviation	567	565	496	496	2,040	1,676
MIC Hawaii	303	300	120	120	528	501
Corporate and other	10	27	—	—	221	599
Total assets of reportable segments	$3,153	$3,141	$2,043	$2,043	$6,924	$6,796
Assets held for sale	—	—	—	—	—	648
Total consolidated assets	$3,153	$3,141	$2,043	$2,043	$6,924	$7,444

13. Long-Term Contracted Revenue
Long-term contracted revenue consists of revenue from future minimum lease revenue accounted in accordance with ASC 842, Leases, and estimated revenue to be recognized in the future related to performance conditions that are unsatisfied or partially unsatisfied accounted in accordance with ASC 606, Revenue. The recognition pattern for contracts that are considered leases is generally consistent with the recognition pattern that would apply if such contracts were not accounted for as leases and were instead accounted for under ASC Topic 606. Accordingly, the Company has combined the required lessor disclosures for future lease income with the disclosures for contracted revenue in the table below. The following long-term contracted revenue were in existence at September 30, 2019 ($ in millions):

	Lease Revenue (ASC 842)	Contract Revenue (ASC 606)	Total Long-Term Revenue
2019 remaining	$81	$23	$104
2020	219	53	272
2021	123	33	156
2022	75	28	103
2023	49	20	69
Thereafter	111	18	129
Total	$658	$175	$833

The above table does not include the future minimum lease revenue from the renewable businesses within the MIC Hawaii reportable segment. The payments from these leases are considered variable as they are based on the output of the underlying assets (i.e. energy generated).
14. Related Party Transactions
Management Services
At September 30, 2019 and December 31, 2018, the Manager held 13,048,205 shares and 12,477,438 shares, respectively, of the Company’s common stock. Pursuant to the terms of the Third Amended and Restated Management Services Agreement (Management Services Agreement), the Manager may sell these shares at any time. Under the Management Services Agreement, the Manager, at its option, may reinvest base management fees and performance fees, if any, in shares of the Company.

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
14. Related Party Transactions  – (continued)

Since January 1, 2018, the Company paid the Manager cash dividends on shares held for the following periods:

Declared	Period Covered	$ per Share	Record Date	Payable Date	Cash Dividend Paid to Manager (in millions)
October 29, 2019	Third quarter 2019	$1.00	November 11, 2019	November 14, 2019	(1)
July 30, 2019	Second quarter 2019	1.00	August 12, 2019	August 15, 2019	$13
April 29, 2019	First quarter 2019	1.00	May 13, 2019	May 16, 2019	13
February 14, 2019	Fourth quarter 2018	1.00	March 4, 2019	March 7, 2019	13
October 30, 2018	Third quarter 2018	1.00	November 12, 2018	November 15, 2018	12
July 31, 2018	Second quarter 2018	1.00	August 13, 2018	August 16, 2018	11
May 1, 2018	First quarter 2018	1.00	May 14, 2018	May 17, 2018	6
February 19, 2018	Fourth quarter 2017	1.44	March 5, 2018	March 8, 2018	8
___________

(1)	The amount of dividend payable to the Manager for the third quarter of 2019 will be determined on November 11, 2019, the record date.
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
In accordance with the Management Services Agreement, the Manager is entitled to a monthly base management fee based primarily on the Company’s market capitalization, and potentially a quarterly performance fee based on total shareholder returns relative to a U.S. utilities index. Currently, the Manager has elected to reinvest the future base management fees and performance fees, if any, in additional shares. For the quarter and nine months ended September 30, 2019, the Company incurred base management fees of $8 million and $23 million, respectively, compared with $12 million and $36 million for the quarter and nine months ended September 30, 2018, respectively. The Company did not incur any performance fees for the quarter and nine month periods ended September 30, 2019 and 2018.
Effective November 1, 2018, the Manager waived two elements of the base management fee to which it was entitled under the terms of the Management Services Agreement. In effect, the waivers cap the base management fee at 1% of the Company’s equity market capitalization less any cash balances at the holding company. The waiver applies only to the calculation of the base management fees and not to the remainder of the Management Services Agreement. The Manager reserves the right to revoke the waivers and revert to the prior terms of the Management Services Agreement, subject to providing the Company with not less than a one year notice. A revocation of the waiver would not trigger a recapture of previously waived fees. As part of the disposition agreement entered into between the Company and its Manager, the Manager has agreed not to revoke the waiver during the term of the disposition agreement. See Note 16, “Subsequent Events” for further discussions on disposition agreement.
The unpaid portion of the base management fees and performance fees, if any, at the end of each reporting period is included in Due to Manager-related party in the consolidated condensed balance sheets.

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
14. Related Party Transactions  – (continued)

Period	Base Management Fee Amount ($ in millions)	Performance Fee Amount ($ in millions)	Shares Issued
2019 Activities:
Third quarter 2019	$8	$—	201,827	(1)
Second quarter 2019	7	—	192,103
First quarter 2019	8	—	184,448

2018 Activities:
Fourth quarter 2018	$9	$—	220,208
Third quarter 2018	12	—	269,286
Second quarter 2018	11	—	277,053
First quarter 2018	13	—	265,002
___________

(1)
The Manager elected to reinvest all of the monthly base management fees for the third quarter of 2019 in new primary shares. The Company issued 201,827 shares for the quarter ended September 30, 2019, including 67,659 shares that were issued in October 2019 for the September 2019 monthly base management fee.

The Manager is not entitled to any other compensation and all costs incurred by the Manager, including compensation of seconded staff, are paid by the Manager out of its base management fee. However, the Company is responsible for other direct costs including, but not limited to, expenses incurred in the administration or management of the Company and its subsidiaries, income taxes, audit and legal fees, acquisitions and dispositions and its compliance with applicable laws and regulations. During the quarter and nine months ended September 30, 2019, the Manager charged the Company $76,000 and $653,000, respectively, for reimbursement of out-of-pocket expenses compared with $296,000 and $705,000, respectively, for quarter and nine months ended September 30, 2018. The unpaid portion of the out-of-pocket expenses at the end of the reporting period is included in Due to Manager-related party in the consolidated condensed balance sheets. During the quarter ended September 30, 2019, the Company accrued $294,000 in legal fees incurred by the Manager related to the Shareholder Litigation. The unpaid expense is included in Accounts Payable in the consolidated condensed balance sheet. For additional information, see Note 15, "Legal Proceedings and Contingencies", for further discussions.
Macquarie Group - Other Services
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
For the quarter and nine months ended September 30, 2019, the Company incurred interest expense of $45,000 and $120,000 respectively, related to Macquarie Capital Funding LLC’s portion of the MIC senior secured revolving credit facility compared with $139,000 and $376,000 for the quarter and nine months ended September 30, 2018, respectively.

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
From time to time, indirect subsidiaries within Macquarie Group may enter into contracts with IMTT to lease capacity. For the nine months ended September 30, 2019, the revenue from these contracts were approximately $1 million and were insignificant for the prior comparable period.
Other Related Party Transactions
During the quarter ended September 30, 2019, the Company incurred $75,000 for advisory services from a former Board member.
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

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

16. Subsequent Events
Pursuit of Strategic Alternatives
In October 2019, the Board resolved to actively pursue strategic alternatives including a sale of the Company or its operating businesses as a means of unlocking value for shareholders. There is no set timetable for completing any transaction and there can be no assurance that any transactions will occur on favorable terms or at all. See the Company’s Current Report on Form 8-K date October 31, 2019 for additional information.
Disposition Agreement
To facilitate the Company’s pursuit of strategic alternatives, the Company announced that it has entered into a disposition agreement with Macquarie Infrastructure Management (USA) Inc. (MIMUSA), the external manager of the Company on October 30, 2019. Other than pursuant to this agreement, the Company does not have the ability to terminate the Management Services Agreement other than in limited circumstances. Pursuant to this agreement, the Company’s Management Services Agreement with MIMUSA will terminate as to any businesses, or substantial portions thereof, that are sold and, in connection therewith, the Company will make a payment to MIMUSA based on the proceeds generated in the event of such sales and certain additional payments under certain circumstances. The disposition agreement will terminate on the earlier to occur of (i) the termination of the Management Services Agreement and (ii) the sixth anniversary, subject to extension under certain circumstances if a transaction is pending. See the Company’s Current Report on Form 8-K dated October 31, 2019 for additional information.
Dividend
On October 29, 2019, the Board declared a dividend of $1.00 per share for the quarter ended September 30, 2019, which is expected to be paid on November 14, 2019 to holders of record on November 11, 2019.

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

While we are pursuing strategic alternatives, we may not be successful in identifying or completing any strategic alternative and any such strategic alternative may not yield additional value for stockholders.

In October 2019, we announced that we are pursuing strategic alternatives, which could result in, among other things, a sale of one or more of our businesses or of the Company. Our pursuit of strategic alternatives may not result in the identification or consummation of any transaction or may not yield additional value for our stockholders. In addition, we may incur substantial expenses associated with identifying and evaluating potential strategic alternatives. The process of pursuing strategic alternatives may be time consuming and disruptive to our business operations, and if we are unable to effectively manage the process, our businesses, financial condition and results of operations could be adversely affected. Any potential transactions, and the related valuations, would be dependent upon a number of factors that may be beyond our control, including, among others, market conditions, industry trends, the interest of third parties in our businesses and the availability of financing to potential buyers on reasonable terms.

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

MACQUARIE INFRASTRUCTURE CORPORATION (Registrant)

Dated: October 31, 2019	By:	/s/ Christopher Frost
Name: Christopher Frost
Title: Chief Executive Officer

Dated: October 31, 2019	By:	/s/ Liam Stewart
Name: Liam Stewart
Title: Chief Financial Officer

EXHIBIT INDEX

Number	Description
3.1	Certificate of Incorporation of the Registrant (incorporated by reference to Exhibit 3.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 21, 2015).
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