Form 10-K
period 2019-12-31
Macquarie Infrastructure Corp
filed 2020-02-25
CIK 1289790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-K
________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2019
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from            to
Commission File Number: 001-32384
________________________
MACQUARIE INFRASTRUCTURE CORPORATION
(Exact Name of Registrant as Specified in Its Charter)
________________________

Delaware	43-2052503
(Jurisdiction of Incorporation or Organization)	(IRS Employer Identification No.)
125 West 55th Street
New York, New York 10019
(Address of Principal Executive Offices) (Zip Code)
Registrant’s Telephone Number, Including Area Code: (212) 231-1000
________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class:	Trading Symbol	Name of Exchange on Which Registered:
Common stock, par value $0.001 per share	MIC	New York Stock Exchange
Securities registered pursuant to Section 12(g) of the Act: None
________________________
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒ No☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes ☐ No ☒
Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit such files). Yes ☒ No ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer”, “accelerated filer”, “smaller reporting company”, and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer	☒	Accelerated Filer	☐
Non-accelerated Filer	☐	Smaller Reporting Company	☐	Emerging Growth Company	☐
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the outstanding shares of stock held by non-affiliates of Macquarie Infrastructure Corporation at June 30, 2019 was $2,219,548,841 based on the closing price on the New York Stock Exchange on that date. This calculation does not reflect a determination that persons are affiliates for any other purposes.
There were 86,742,424 shares of common stock, with $0.001 par value, outstanding at February 21, 2020.
DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement relating to Macquarie Infrastructure Corporation’s Annual Meeting of Stockholders for fiscal year ended December 31, 2019, to be held May 14, 2020 is incorporated by reference in Part III to the extent described therein.

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
Forward-looking statements in this report are subject to a number of risks and uncertainties, some of which are beyond our control, including, among other things:

•	the sale of the Company or any of its operating businesses as a result of our pursuit of strategic alternatives, or the termination of the sale effort;

•	changes in general economic, business or demographic conditions or trends in the U.S., including changes in GDP, interest rates and inflation, or changes in the political environment;

•	any event or occurrence that may limit our ability to pay or increase our dividend;

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

•
changes in demand and the markets for chemical, refined petroleum and vegetable and tropical oil products, the relative availability of tank storage capacity and the extent to which such products are imported or exported;

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

•
payment of performance fees, if any, and base management fees to our Manager that could reduce distributable cash if paid in cash or could dilute existing stockholders if satisfied with the issuance of shares;

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
Macquarie Infrastructure Corporation (MIC) is not an authorized deposit-taking institution for the purposes of the Banking Act 1959 (Commonwealth of Australia) and its obligations do not represent deposits or other liabilities of Macquarie Bank Limited ABN 46 008 583 542 (MBL). MBL does not guarantee or otherwise provide assurance in respect of the obligations of MIC.

PART I
ITEM 1. BUSINESS
MIC is a Delaware corporation formed on May 21, 2015. MIC’s predecessor, Macquarie Infrastructure Company LLC, was formed on April 13, 2004. Except as otherwise specified, all references in this Form 10-K to “MIC”, “we”, “us”, and “our” refer to Macquarie Infrastructure Corporation and its subsidiaries.
MIC Level Strategy

In October 2019, in addition to the active management of our existing portfolio of businesses, our Board resolved to simultaneously pursue strategic alternatives including potentially a sale of our Company or our operating businesses as a means of unlocking additional value for stockholders. We have not set a timetable for completing any transaction and there can be no assurance that any transaction(s) will occur on favorable terms or at all.
While we are pursuing a sale or sales, we continue to own, operate and intend to invest in our portfolio of infrastructure and infrastructure-like businesses with the objective of increasing the amount of Free Cash Flow they generate over time. Currently, we are focused on three strategic priorities:

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
General
We currently own and operate a portfolio of infrastructure and infrastructure-like businesses that provide services to corporations, government agencies and individual customers primarily in the United States (U.S.). Our operations are organized into four segments:

•	International-Matex Tank Terminals (IMTT): a business providing bulk liquid storage and handling services to third-parties at 17 terminals in the U.S. and two in Canada;

•	Atlantic Aviation: a provider of fuel, terminal, aircraft hangaring and other services primarily to owners and operators of general aviation (GA) jet aircraft at 70 airports throughout the U.S.;

•
MIC Hawaii:  comprising an energy company that processes and distributes gas and provides related services (Hawaii Gas) and several smaller businesses collectively engaged in efforts to reduce the cost and improve the reliability and sustainability of energy in Hawaii; and

•	Corporate and Other: comprising MIC Corporate (holding company headquarters in New York City) and a shared services center in Plano, Texas.
Effective October 1, 2018, the Bayonne Energy Center (BEC) and substantially all of our portfolio of solar and wind power generation businesses were classified as discontinued operations and our Contracted Power segment was eliminated. All prior comparable periods have been restated to reflect this change. By the end of September 2019, we completed the sales of all of our renewables businesses including our majority interest in a renewable power development business. A remaining relationship with a third-party developer of renewable power facilities has been reported as a component of Corporate and Other through the expiration of the relationship in July 2019.
Managing the deployment of growth capital effectively has been and is expected to continue to be an important part of our strategy and the creation of stockholder value. Our sources of growth capital include the retained capital generated by our businesses but not distributed as a cash dividend to our stockholders, capital generated through the issuance of additional debt and/or equity securities, or the proceeds from the sale of entire or portions of certain businesses. Over time, we expect to deploy growth capital in projects and bolt-on acquisitions across our businesses although we are not obligated to invest in the growth of any one business or segment or in any new segment. In addition, we seek to drive stockholder value by focusing on business performance improvement. These efforts include upgrading systems and technology, implementing data analytics tools and developing cross business efficiencies among others.

Businesses
Our businesses, in general, are defined by a combination of the following characteristics:

•	ownership of long-lived, high-value physical assets that are difficult to replicate or substitute for;

•	being platforms for the deployment of growth capital;

•	having broadly consistent demand for their services over the longer term;

•	benefiting from relatively high operational leverage, such that increases in top-line growth can generate larger increases in earnings before interest, taxes, depreciation and amortization (EBITDA);

•	the provision of basic, often essential services;

•	having generally predictable maintenance capital expenditure requirements; and

•	having generally favorable competitive positions, largely due to high barriers to entry, including:

•	high initial development and construction costs;

•	difficulty in obtaining suitable land on which to operate;

•	high costs of customer switching;

•	long-term concessions, leases or customer contracts; and

•	lack of immediate, cost-effective alternatives for the services provided.
The businesses that comprise our Company exhibit these above characteristics to different degrees and at different times. For example, a more macro-economically correlated business like Atlantic Aviation may exhibit more volatility during periods of economic downturn than businesses with substantially contracted revenue streams. While not every business we own will meet all of the criteria described above, we seek to own a diversified portfolio of businesses that possesses a balance of these characteristics.
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
Our Manager
Macquarie Infrastructure Management (USA) Inc. (our Manager) serves as the external manager of our Company. Together we are parties to a Management Services Agreement pursuant to which our Manager provides corporate headquarters functions and services to the Company. Our Manager is a member of the Macquarie Group, a diversified international provider of financial, advisory and investment services. The Macquarie Group is headquartered in Sydney, Australia and is a global leader in the management of infrastructure investment vehicles on behalf of third-party investors and an advisor on the acquisition, disposition and financing of infrastructure assets.
We pay our Manager a monthly base management fee of 1% of our equity market capitalization less any cash balances at the holding company. For this, in accordance with the Management Services Agreement, our Manager provides normal ongoing corporate headquarters functions such as facilities, technology, employee benefits and access to services including human resources, legal, finance, tax and accounting among others. Our Manager is responsible for and oversees the management of our operating businesses, subject to the oversight and supervision of our Board. Our Manager compensates and has assigned, or seconded, to us our chief executive officer and chief financial officer on a full-time basis. It also compensates and seconds, or makes available, other personnel as required. MIC has no employees at the holding company level.
Our Manager may also earn a performance fee if the quarterly total return (capital appreciation plus dividends) for our stockholders is positive and exceeds the quarterly total return of a U.S. utilities index benchmark both in the quarter and cumulatively. If payable, the performance fee is equal to 20% of the difference between the benchmark return and the total return for our stockholders during the quarter. Per the terms of the Management Services Agreement, our Manager currently reinvests any base management or performance fees in new primary shares of our Company. Our Manager may elect to receive either base management or performance fees, if any, in cash but may only change its election during a 20-trading day window following our earnings release. Any change would apply to fees to which it was entitled thereafter.

To facilitate our pursuit of strategic alternatives, we announced that we entered into a Disposition Agreement (Disposition Agreement) with our Manager on October 30, 2019 (see Exhibit 10.3 of this Form 10-K). Outside of this agreement, we have limited ability to terminate the Management Services Agreement. With this agreement, our Management Services Agreement with our Manager will terminate as to any businesses, or substantial portions thereof, that are sold and, in connection therewith, we will make payments to our Manager calculated in accordance with the Disposition Agreement. The Disposition Agreement will terminate on the earlier to occur of (i) the termination of the Management Services Agreement and (ii) the sixth anniversary, subject to extension under certain circumstances if a transaction is pending.
Our Businesses
Use of Non-GAAP measures
In addition to our results under U.S. GAAP, we use certain non-GAAP measures including EBITDA excluding non-cash items and Free Cash Flow to assess the performance and prospects of our businesses.
We measure EBITDA excluding non-cash items as it reflects our businesses’ ability to effectively manage the amount of products sold or services provided, the operating margin earned on those transactions and the management of operating expenses independent of the capitalization and tax attributes of those businesses.
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
IMTT
Industry Overview
Bulk liquid terminals provide important infrastructure in the supply chain for a broad range of liquid commodities. They provide vital logistics services to oil producers and marketers, refiners, chemical manufacturers, renewable fuel producers, vegetable and tropical oil processors and commodity traders. Customers typically pay terminal operators such as IMTT on an ‘availability’ or ‘take or pay’ basis to provide tank capacity, loading and unloading access, and pipeline and trans-loading capacity, and also pay additional fees for ancillary services such as heating, throughput, blending and logistics.
A number of factors influence demand for bulk liquid terminals in the U.S. To some extent, demand for storage rises and falls according to local and regional consumption. In addition, import and export activity accounts for a material portion of the business. Shippers require storage for the staging, aggregation and/or distribution of products before and after transport. The extent of import/export activity depends on macroeconomic factors, such as currency fluctuations, as well as industry-specific conditions, such as supply and demand imbalances in different geographic regions. Demand for storage is also driven by fluctuations in the current and perceived future price and demand for the product being stored and the resulting price arbitrage.
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

IMTT — (continued)

IMTT's financial results for 2019 reflects a $39 million contract termination payment (the termination payment). Following is summary financial information for IMTT ($ in millions):

	As of, and for the Year Ended, December 31,
	2019	2018
Revenue	$515	$510
Net income	71	63
EBITDA excluding non-cash items(1)	288	286
Total assets	4,172	4,020
_____________

(1)
See “Business — Our Businesses” in Part I, Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in Part II, Item 7, for further information and a reconciliation of net income (loss) to EBITDA excluding non-cash items.

The table below summarizes the revenue generated by product type by IMTT in 2019, excluding the termination payment:

Refined Products	Chemical	Renewable/Vegetable & Tropical Oil	Other
55%	32%	7%	6%
Locations
As of December 31, 2019, IMTT comprised the following facilities and storage capacity, not including tanks used in packaging, recovery tanks, and/or other storage capacity not typically leased.

Facility	Land	Aggregate Capacity of Storage Tanks in Service (Millions of Barrels)	Percent of Ownership
Facilities in the United States:
Lower Mississippi River Terminals (4)	Owned	20.6	100.0%
Bayonne Terminal	Owned	15.9	100.0%
Other Terminals (12)	Owned	6.8	100.0%
Facilities in Canada:
Quebec City, Quebec	Leased	2.0	100.0%
Placentia Bay, Newfoundland	Leased	3.0	20.1%
Total		48.3
IMTT facilities generally operate 24 hours a day providing customers with prompt access to a wide range of logistical services. In each of its two key markets, IMTT’s scale ensures availability of sophisticated product handling capabilities. IMTT seeks to continuously improve speed and flexibility of operations at its facilities by investing in upgrades of its docks, pipelines and pumping infrastructure and facility management systems.
Lower Mississippi River Terminals (50% of gross profit, excluding the termination payment)
On the Lower Mississippi River, IMTT currently operates four terminals (St. Rose, Gretna, Avondale and Geismar). With combined storage capacity of 20.6 million barrels, the four sites give IMTT substantial market share in the storage and handling of refined petroleum products, bulk liquid chemicals, vegetable and tropical oils on the strategically important Lower Mississippi River. These terminals serve a predominantly import/export market.
The Lower Mississippi River facilities also give IMTT a substantial presence in a key domestic transport hub. The Lower Mississippi River serves as a major transshipment point for agricultural products (such as ethanol, vegetable and tropical oils) and commodity chemicals (such as methanol) between the central U.S. and the rest of the world. The region also has substantial traffic related to the refined petroleum industry. Lower Mississippi River refiners and traders send products to other regions of the U.S. and overseas and use IMTT’s Lower Mississippi River facilities to provide aggregation and transshipment services. The Lower Mississippi River facilities also serve as an aggregation point for feedstocks prior to being utilized by refinery and chemical plant

IMTT — (continued)

processing units located nearby. These facilities enjoy relatively unencumbered marine and road access when compared to other, more congested waterways such as the Houston Ship Channel.
Bayonne Terminal (33% of gross profit, excluding the termination payment)
Located on the Kill Van Kull between New Jersey and Staten Island, New York, the 15.9 million barrel capacity IMTT-Bayonne Terminal occupies an attractive position in New York Harbor where it has substantial market share. New York Harbor serves as the main refined petroleum products distribution hub in the northeast U.S. and a physical settlement site for certain futures contracts traded on the New York Mercantile Exchange (NYMEX). In addition to waterborne shipments, products reach New York Harbor through refined petroleum product pipelines including the Colonial Pipeline which originates in Houston, Texas. Pipelines also move imports and exports of refined petroleum products to and from New York Harbor and various inland markets. With connections to the Colonial, Buckeye and Harbor refined petroleum product pipelines, as well as rail and road connectivity and blending capabilities, the IMTT-Bayonne Terminal provides its customers with considerable logistical and commercial flexibility.
IMTT-Bayonne has the capability to quickly load and unload the largest bulk liquid transport ships entering New York Harbor which is an important competitive advantage. The U.S. Army Corp of Engineers has dredged the Kill Van Kull channel passing the IMTT-Bayonne docks to 50 feet. IMTT has dredged two of its docks to 47 feet, allowing large vessels to dock, load and unload products. Most of IMTT’s competitors in New York Harbor have facilities located on the southern portion of the Arthur Kill (water depth of approximately 37 feet), and large ships must transfer a portion of their cargoes to barges before docking (in a process known as lightering). Lightering increases the cost and time associated with loading and unloading.
Competition
The competitive environment in which IMTT operates varies by terminal location and product. The principal competition for each of IMTT’s facilities comes from other bulk liquid terminals located in the same regional market. Secondary competition for IMTT’s facilities comes from bulk liquid terminals located in the same broad geographic region as IMTT’s terminals. For example, IMTT’s Lower Mississippi River facilities indirectly compete for certain products with bulk liquid terminals located on the Houston Ship Channel.
Independent terminal operators generally compete based on location, connectivity and versatility of facilities, service and price. The services typically provided by the terminal include, among other things, the safe storage of the product at specified temperature, moisture and other conditions, as well as receipt and delivery from the terminal, all of which must comply with applicable environmental regulations. A terminal with a favorable location will have access to a variety of cost-effective transportation modes, both to and from the terminal. Transportation modes typically include waterways, railroads, roadways and pipelines. A terminal operator’s ability to obtain attractive prices is often dependent on the quality, versatility and reputation of its facilities.
IMTT faces significant competition from a variety of international, national and regional energy companies, including large, diversified midstream entities, global terminal operators and large multi-national energy companies. IMTT also faces competition through customers handling and transporting the products themselves or choosing other means of delivering products such as interstate pipelines. We believe that IMTT is favorably positioned to compete in the industry due to the strategic location of its terminals on the Lower Mississippi River and in New York Harbor and certain secondary markets, its reputation, the prices charged for its services and the connectivity, quality and versatility of those services. We believe that IMTT’s proximity to petroleum refineries and chemical plants in both of its key markets and to the very substantial end use market in the Northeast are sources of competitive advantage and provide diversity in our revenue.
As noted above, we believe that significant barriers to entry exist in the bulk liquid storage and handling services business. These barriers include large capital requirements and execution risk, a lengthy permitting and development cycle, financing challenges, a finite number of sites suitable for development, operating expertise and customer relationships.
Customers
IMTT provides bulk liquid storage and handling services primarily to oil refiners and marketers, chemical manufacturers, renewable fuel producers, vegetable and tropical oil processors and commodity traders. These customers, in turn, serve a range of end users in both domestic and foreign markets. Within its terminals, IMTT can repurpose tanks and related infrastructure for various bulk liquid products both to respond to and to anticipate changes in customer demand. IMTT does not depend on a single customer, the loss of which would have a material adverse effect on IMTT.
In 2019, excluding the termination payment, approximately 52% of IMTT’s revenue was generated by its top ten customers, of which eight were rated investment grade and two were not rated. Customers typically sign contracts which, among other things, provide for a fixed periodic payment (usually monthly) for access to and use of IMTT’s facilities. These payments may be expressed in terms of cents per barrel of capacity, a dollar amount per unit of infrastructure, or a dollar amount per month. The amounts are payable whether or not the customer uses the facilities and services and do not include additional charges for additional throughput

IMTT — (continued)

or ancillary services. In 2019, excluding the termination payment, approximately 81% of IMTT’s revenues were generated from these ‘availability’ style payments.
IMTT is responsible for exercising appropriate care of the products stored at its facilities and believes it maintains adequate insurance with respect to its exposure. IMTT does not have material direct exposure to short-term commodity price fluctuations because it typically does not purchase or market the products that it handles. IMTT’s customers retain title to products stored and have responsibility for securing insurance or self-insuring against loss or fluctuation in value.
Regulation
The rates that IMTT charges for its services are not subject to regulation. However, agencies including the United States Environmental Protection Agency, New Jersey Department of Environmental Protection, Louisiana Department of Environmental Quality, Department of Transportation, Department of Homeland Security and the United States Coast Guard, regulate IMTT’s operations. IMTT must comply with numerous federal, state and local environmental, occupational health and safety, security, tax and planning statutes and regulations. These regulations require IMTT to obtain and maintain permits to operate its facilities and impose standards that govern the way IMTT operates its business. If IMTT does not comply with the relevant regulations, it could lose its operating permits and/or incur fines and increased liability. While changes in environmental, health and safety regulations pose a risk of higher operating costs, such changes are generally phased in over time to manage the impact on both the industry and the business.
Few of IMTT’s facilities require significant environmental remediation. The facilities that require remediation are overseen by various state and federal agencies. Remediation efforts entail removal of the free product, groundwater control and treatment, soil treatment, repair/replacement of sewer systems, and the implementation of containment and monitoring systems. In some cases, these remediation activities are expected to continue for an additional ten to twenty years, or more. See “Legal Proceedings” in Part I, Item 3, for further discussions.
Employees
As of December 31, 2019, IMTT (excluding the terminal in Canada partially owned) had a total of 909 employees, of which 281 employees were subject to collective bargaining agreements. We believe relations with both union and non-union employees at IMTT are generally good.
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
FBOs often operate in environments with high barriers to entry. Airports tend to have limited physical space for additional FBO(s) and airport authorities generally do not have an incentive to add FBOs unless there is a significant demand for services that cannot be met by the existing FBO at the airport. Development of a new FBO requires securing airport approvals, completing the design and construction of the FBO and may involve substantial time and capital. Furthermore, airports typically impose minimum standards with respect to the experience, capital investment and breadth of services provided by the FBO.
The ownership of FBOs in the U.S. is highly fragmented with most facilities individually owned and operated rather than part of networks. Consolidation has been and is expected to continue to be an important feature of the industry as larger networks are able to achieve economies of scale in fuel and insurance purchasing, marketing and back office operations compared with individual owners/operators.
Demand for FBO services is driven broadly by economic activity and the level of GA flight activity, the latter defined as the number of take-offs and landings in a given period. We believe GA flight activity will continue to expand at rates broadly consistent with overall economic activity in the U.S.
Business Overview
At December 31, 2019, Atlantic Aviation operated FBOs at 70 airports in the U.S. Atlantic Aviation’s FBOs provide fuel, terminal, aircraft hangaring and other services primarily to owners/operators of GA aircraft, but also to commercial, military, freight and government aviation customers.

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
Following is summary financial information for Atlantic Aviation ($ in millions):

	As of, and for the Year Ended, December 31,
	2019	2018
Revenue	$972	$962
Net income	69	96
EBITDA excluding non-cash items(1)	276	263
Total assets	2,060	1,676
_____________

(1)
See “Business — Our Businesses” in Part I, Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in Part II, Item 7, for further information and a reconciliation of net income (loss) to EBITDA excluding non-cash items.

Operations
Atlantic Aviation operates high-quality facilities and focuses on attracting customers who desire personalized service. Fuel sales generated approximately 60% of gross margin in 2019. Other services, including de-icing, aircraft parking and hangar rental, aircraft cleaning and catering provided the balance. Fuel is stored in tank farms owned either by Atlantic Aviation or by the airport and Atlantic Aviation operates owned or leased refueling vehicles to move fuel from the tank farms to the aircraft being serviced. At some of Atlantic Aviation’s locations, services are also provided to commercial airlines, freight operators and military and government users. Services provided to the airlines may include refueling from the airline’s own fuel supplies, de-icing and/or ground and ramp handling services.
Atlantic Aviation buys fuel at a wholesale price and sells fuel to customers either at a contracted price, or at a price negotiated at the point of purchase. While wholesale fuel prices can vary, Atlantic Aviation generally passes any changes through to customers and seeks to maintain and, when possible, increase its dollar-based margin per gallon. In general, the business has minimal exposure to commodity price fluctuations as it carries a limited inventory of jet fuel.
Atlantic Aviation continuously evaluates opportunities to reduce costs. Such opportunities may include business reengineering, more efficient purchasing, partnering with service providers and/or capturing synergies in acquisitions.
Locations
Atlantic Aviation’s FBOs operate pursuant to long-term leases from the airport authorities who own or manage the airport. Atlantic Aviation works with these airport authorities to optimize lease lengths through capital improvements or other enhancements to the airport.
Atlantic Aviation’s EBITDA-weighted average remaining lease length (including leases extendable at Atlantic Aviation’s sole discretion) was 19.0 years and 19.9 years at December 31, 2019 and 2018, respectively. The leases at ten of Atlantic Aviation’s FBOs, collectively accounting for approximately 16% of Atlantic Aviation’s gross margin, are expected to be renegotiated and extended within the next five years. No individual FBO generated more than 10% of Atlantic Aviation’s gross margin at December 31, 2019.
The airport authorities have certain termination rights in each of Atlantic Aviation’s leases of the FBO. These rights allow for termination if Atlantic Aviation defaults on the terms and conditions of the lease, abandons the property or becomes insolvent or bankrupt. Many of the leases allow for termination if liens are filed against the property. Leases related to fewer than twenty airports generally may be terminated for convenience or similar reasons. In these cases, generally, there are compensation agreements based on good faith negotiation, amortization schedules or obligations of the airport authority to make best efforts to remedy the FBO.
Atlantic Aviation periodically evaluates its portfolio of FBOs and occasionally concludes that some of its sites do not have scale or do not serve a market with sufficiently strong growth prospects to warrant continued operations at these locations. In these cases, it may elect to sell the site or not renew the lease upon maturity.

Atlantic Aviation — (continued)

Marketing
Atlantic Aviation has a number of marketing programs, each utilizing data derived from a proprietary point-of-sale system. This system supports activity tracking and provides customer relationship management data that facilitates the optimization of services provided to each customer.
Atlantic Aviation also maintains a loyalty program for pilots, Atlantic Awards, that provides an incentive to purchase fuel from Atlantic Aviation. Awards are recorded as a reduction in revenue in Atlantic Aviation’s consolidated financial statements.
Competition
Atlantic Aviation competes with other FBO operators at more than half of its locations, and its facilities may also face indirect competition from FBOs located at nearby airports. The FBOs compete based on the location of the facility relative to runways and street access, quality of customer service, safety, reliability, value-added features and price. Each FBO also faces competitive pressure resulting from the fact that aircraft may take on enough fuel at one location and not need to refuel at a specific destination.
Atlantic Aviation’s main competitors are Signature Flight Support, Jet Aviation, Million Air, Sheltair Aviation, TAC Air and Ross Aviation. To our knowledge, other than Signature Flight Support, no competitor operated more than 25 FBOs in the U.S. at December 31, 2019.
Customers
Atlantic Aviation does not depend on a single customer, the loss of which would have a material adverse effect on the business.
Regulation
The FBO industry is overseen by agencies, including the Department of Homeland Security, Department of Transportation, Environmental Protection Agency and state and local environmental agencies, but its primary regulator is the Federal Aviation Administration (FAA). In addition, local airport authorities also regulate FBOs. The business must comply with federal, state and local environmental statutes and regulations associated in part with the operation of fuel storage tank systems and mobile fueling vehicles. These requirements include tank and pipe testing for tightness, soil sampling for evidence of leaking and remediation of detected leaks and spills.
Atlantic Aviation’s FBOs are subject to regular inspection by local environmental agencies as well as local fire marshals and other agencies. The business does not expect that compliance and related remediation work, if any, will have a material negative impact on earnings or the competitive position of Atlantic Aviation. The business has not received notice requiring it to cease operations at any location or of any abatement proceeding by any government agency as a result of failure to comply with applicable environmental laws and regulations.
Employees
As of December 31, 2019, the business employed 1,999 people, of which 206 employees were subject to collective bargaining agreements. We believe relations with both union and non-union employees at Atlantic Aviation are generally good.
The day-to-day operations of Atlantic Aviation are managed by individual site managers who are responsible for most aspects of the operations at their site. Atlantic Aviation’s operations are overseen by senior personnel with significant experience in the aviation industry.
MIC Hawaii
Industry Overview
According to the Energy Information Administration, energy consumption in Hawaii is split approximately equally between the transportation market and the industrial/commercial/residential markets. Gas has an approximately 2% share of the Hawaii energy market and serves primarily the industrial/commercial/residential markets with applications including water heating, drying, cooking, emergency power generation and other select uses.
Beginning with the Hawaii Clean Energy Initiative in 2008, the State of Hawaii embarked on a program to be a leader in the development and deployment of clean energy solutions. MIC Hawaii has invested in multiple clean energy projects including a renewable natural gas facility that captures and purifies wastewater biogas for injection into the Hawaii Gas utility pipeline on Oahu. MIC Hawaii is pursuing additional growth opportunities in support of Hawaii’s clean energy goals.
Business Overview
MIC Hawaii comprises Hawaii Gas and several smaller businesses collectively engaged in efforts to reduce the cost and improve the reliability and sustainability of energy in Hawaii. From 2006 to 2015, our MIC Hawaii segment consisted solely of Hawaii Gas, a combination of Hawaii’s only government-franchised gas utility and an unregulated liquefied petroleum gas (LPG)

MIC Hawaii - (continued)

business. Founded in 1904, Hawaii Gas serves the State’s approximately 1.4 million residents and approximately 9.9 million visitors across Oahu, Hawaii, Maui, Kauai, Molokai and Lanai (the main islands).
Hawaii Gas’ utility business includes the processing, distribution and sale of synthetic natural gas (SNG) and renewable natural gas (RNG) and the distribution and sale of regasified liquefied natural gas (LNG) on the island of Oahu, as well as the distribution and sale of LPG via pipeline on all of the main islands. Hawaii Gas’ unregulated business distributes LPG by truck to individual tanks located on customer sites or distributes LPG in cylinders filled at central locations to customers on all the main islands. Customers include a wide variety of industrial, commercial, residential, hospitality, military, public sector and wholesale users.
Hawaii Gas’ primary products consist of:
Synthetic Natural Gas (SNG):  The business converts a light hydrocarbon feedstock (naphtha) into SNG which has a similar heating value to natural gas. Hawaii Gas operates the only SNG processing capability in Hawaii at its plant located on the island of Oahu. SNG is delivered by underground pipelines to utility customers throughout Oahu.
Liquefied Natural Gas (LNG):  LNG is transported to Hawaii in conventional intermodal cryogenic containers from the U.S. mainland. Hawaii Gas is authorized to substitute up to 30% of the SNG production with LNG to supply customers of the regulated utility on Oahu.
Liquefied Petroleum Gas (LPG):  LPG is a generic name for a mixture of hydrocarbon gases, typically propane and butane. LPG liquefies at a relatively low pressure under normal temperature conditions and can be efficiently transported in various quantities. LPG is typically stored in cylinders or tanks and Hawaii Gas maintains the largest network of LPG storage in Hawaii. Industrial/commercial/residential applications of LPG are similar to those of natural gas and SNG.
Renewable Natural Gas (RNG):  Hawaii Gas collects, purifies and injects biogas from the Honouliuli Wastewater Treatment Plant into the utility pipeline distribution system on Oahu. The business is evaluating a range of additional renewable natural gas sources including other wastewater treatment plants, landfills and locally produced biomass.
Following is summary financial information for MIC Hawaii ($ in millions):

	As of, and for the Year Ended, December 31,
	2019	2018
Revenue	$243	$292
Net income (loss)	13	(12)
EBITDA excluding non-cash items(1)	60	38
Total assets	537	501
_____________

(1)
See “Business — Our Businesses” in Part I, Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in Part II, Item 7, for further information and a reconciliation of net income (loss) to EBITDA excluding non-cash items.

Customers
The businesses of MIC Hawaii provide services to industrial/commercial/residential and government customers. MIC Hawaii does not depend on any single customer, the loss of which would have a material adverse effect on the business.
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

MIC Hawaii - (continued)

Other Regulations.  In addition to regulating utility rates, the HPUC acts on requests for the acquisition, sale, disposition or other exchange of utility properties, including mergers and consolidations, acts on requests for financings and approves material supply contracts.
Hawaii Gas' operations are also regulated by other agencies including the Pipeline and Hazardous Materials Safety Administration, Department of Transportation, Environmental Protection Agency, Hawaii Department of Health and state and local environmental agencies.
Competition
Depending upon the end-use, Hawaii Gas competes with electric generators as well as other gas providers and alternative energy sources. Electricity in Hawaii is generated by four electric utilities and various independent power producers. In addition, residential and some commercial customers in Hawaii have increased the rate at which they are installing solar photovoltaic generating capacity.
Hawaii Gas’ Utility Business.  Hawaii Gas holds the only government franchise for utility gas services in Hawaii. This enables Hawaii Gas to utilize public easements for its pipeline distribution systems. This franchise also provides for the exclusive use of extensive below-ground distribution infrastructure that Hawaii Gas owns and maintains. Hawaii Gas competes based on price, reliability and the energy preferences of its customers.
Hawaii Gas’ Non-Utility Business.  Hawaii Gas sells LPG in an unregulated market on the main islands of Hawaii. There are several other wholesale and smaller retail distributors that compete in the LPG market. Hawaii Gas believes it has a competitive advantage because of its established customer base, substantial storage facilities, distribution network and reputation for reliable service.
Fuel Supply, SNG Plant and Distribution System
Fuel Supply
Hawaii Gas sources naphtha feedstock for its SNG plant from Par Hawaii Refining, LLC pursuant to a contract that expires in December 2020. The majority of Hawaii Gas’ LPG is purchased from an off-island supplier. Hawaii Gas sources LNG from a U.S. mainland supplier pursuant to a contract that expires in July 2021. RNG is purchased from the City and County of Honolulu under a fixed rate contract that expires in December 2024.
SNG Plant and Distribution System (Utility Business)
Hawaii Gas processes and distributes SNG from a plant located on the west side of Oahu. A 22-mile transmission pipeline links the SNG plant to a distribution system consisting of approximately 900 miles of distribution and service pipelines transports gas to customers. On islands other than Oahu, LPG is distributed by direct deliveries from an off-island shipper and by barge from Oahu to holding facilities or baseyards on those islands. It is then distributed via pipelines to utility customers. Approximately 90% of the Hawaii Gas pipeline system is on Oahu.
Distribution System (Non-Utility Business)
The non-utility business of Hawaii Gas provides LPG to customers that are not connected to Hawaii Gas’ utility pipeline system on each of the main islands. The majority of Hawaii Gas’ non-utility customers are on islands other than Oahu. LPG is transported to these islands by direct deliveries from an off-island shipper and by barge from Oahu. Hawaii Gas also owns the infrastructure by which it distributes LPG to its customers, including harbor pipelines, trucks, several holding facilities and storage baseyards on Kauai, Maui and Hawaii.
Environmental Permits
The businesses of MIC Hawaii require environmental operating permits, the most significant of which are air and wastewater permits required for the Hawaii Gas SNG plant.
Employees
As of December 31, 2019, MIC Hawaii had 346 employees, of which 217 employees were subject to collective bargaining agreements. We believe relations with both union and non-union employees at MIC Hawaii are generally good.

Corporate and Other
Our Corporate and Other segment comprises primarily MIC Corporate and our shared services center. The financial results for MIC Corporate reflect the costs associated with operating as a public company. These include primarily the fees paid in connection with the evaluation of various investment and acquisition/disposition opportunities, fees paid to the New York Stock Exchange, fees paid to our external auditors and advisors and the cost of Director’s and Officer’s insurance. Other corporate headquarters costs including the salaries, benefits and incentives paid to individuals seconded to MIC, together with the cost of our facilities, technology and services provided to the holding company by our Manager, are covered in the Fees to Manager — related party line item.
We have a shared services center that provides common administrative functions including payroll processing, health and benefit plan administration, information technology, procurement, tax, legal and certain finance and accounting functions to the businesses in our portfolio. Substantially all of the costs associated with the operation of the shared services center are allocated to each of our operating companies. Any unallocated shared services costs are reported as a component of our Corporate and Other segment.
Employees
As of December 31, 2019, Corporate and Other had 125 employees at the shared services center. MIC Corporate has no employees as our Manager seconds those individuals who serve as our chief executive officer and chief financial officer on a full-time basis and makes other personnel available as required.
Consolidated
Our Employees
As of December 31, 2019, our consolidated businesses employed approximately 3,400 people, of which approximately 21% were subject to collective bargaining agreements.

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
You can also find information on the About MIC page on our website where we post documents including:

•	Amended and Restated Bylaws of Macquarie Infrastructure Corporation;

•	Third Amended and Restated Management Services Agreement;

•	Corporate Governance Guidelines;

•	Code of Business Conduct;

•	Charters for our Audit Committee, Compensation Committee and Nominating and Governance Committee;

•	Policy for Stockholder Nomination of Candidates to Become Directors of Macquarie Infrastructure Corporation; and

•	Information for Stockholder Communication with our Board, our Audit Committee and our Lead Independent Director.
Our Code of Business Conduct applies to our directors, officers and employees as well as all directors, officers and employees of our Manager involved in the management of the Company and its businesses. We will post any amendments to the Code of Business Conduct, and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange (NYSE), on our website. The information on our website is not incorporated by reference into this report.
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
Risks Related to Our Business Operations
While we are pursuing strategic alternatives, we may not be successful in identifying or completing any strategic alternative and any such strategic alternative may not unlock additional value for stockholders.
In October 2019, we announced that we were pursuing strategic alternatives, which could result in, among other things, a sale of one or more of our businesses or potentially of the Company. Our pursuit of strategic alternatives may not result in the identification or consummation of any transaction or may not yield additional value for our stockholders. In addition, we may incur substantial expenses associated with identifying and evaluating potential strategic alternatives. The process of pursuing strategic alternatives may be time consuming and disruptive to our business operations, and if we are unable to effectively manage the process, our businesses, financial condition and results of operations could be adversely affected. Any potential transactions, and the related valuations, would be dependent upon a number of factors that may be beyond our control, including, among others, market conditions, industry trends, the interest of third parties in our businesses and the availability of financing to potential buyers on reasonable terms.
Our strategy as an ongoing business requires significant growth capital expenditures and a failure to make such capital expenditures could have a material adverse effect on our business, financial condition, operating results and prospects.
In the event we elect not to proceed with any strategic alternatives or they are delayed, an important part of our strategy is the prudent deployment of capital to grow our existing businesses and develop and acquire additional businesses. Our ability to deploy capital depends on a number of variables including (i) commodity prices; (ii) customer demand; (iii) competitive and economic conditions; (iv) availability of suitable land on which to operate; (v) ability to obtain required regulatory approvals; and (vi) availability of capital. Our sources of growth capital include capital retained by our businesses, debt or equity issuances, and proceeds from the sales of businesses or assets. We may not generate sufficient cash or be able to arrange additional financing to fund our future growth needs on terms acceptable to us or at all. Our ability to arrange financing, if needed, will depend on, among other factors, our credit ratings, leverage, financial and operating performance, general economic, financial, and regulatory conditions and prevailing capital market conditions. Many of these factors are beyond our control. If we incur significant additional indebtedness, or if we do not continue to generate sufficient cash from our operations, our credit ratings could be adversely affected, which would likely increase our future borrowing costs and could affect our ability to access additional capital. If we fail to deploy growth capital as planned, we may be unable to, among other things, expand our businesses to meet competitive challenges; take advantage of strategic acquisition and development opportunities; upgrade our facilities and systems; and create stockholder value. Any or all of these could have a material adverse effect on our businesses, financial condition, operating results and prospects. In addition, under current law, certain capital expenditures are eligible for accelerated depreciation for U.S. federal income tax purposes. If we fail to take advantage of this accelerated depreciation when prudent to do so, our tax position could be materially adversely impacted.
Fluctuations in economic, equity and credit market conditions may have a material adverse effect on our results of operations, our liquidity or our ability to obtain credit on acceptable terms.
Should economic, equity and credit market conditions, collectively or individually, become disrupted, our ability to raise equity or obtain capital, to repay or refinance credit facilities at maturity, make significant capital expenditures, pay, maintain or grow dividends or fund growth may be costly and/or impaired. Our access to debt financing in particular will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to our industry, our credit history and credit capacity, as well as the historical performance of our businesses and lender perceptions of their and our financial prospects. If we are unable to obtain debt financing, particularly as significant credit facilities mature, our internal sources of liquidity may not be sufficient.
Economic conditions may also increase our counterparty risk, particularly in those businesses whose revenues are determined under multi-year contracts, such as IMTT. Should conditions deteriorate, we would expect to see increases in counterparty defaults and/or bankruptcies, which could result in an increase in bad debt expense and may cause our operating results to decline.
Volatility in the financial markets may make projections regarding future obligations under pension plans difficult. Two of our businesses, Hawaii Gas and IMTT, have defined benefit retirement plans. Future funding obligations under those plans depend in large part on the future performance of plan assets and the mix of investment assets. Our defined benefit plans hold a significant amount of equity securities as well as fixed income securities. If the market values of these securities decline or if interest rates decline, our pension expense and cash funding requirements would increase and, as a result, could materially adversely affect the results and liquidity of these businesses and our Company.

Continued economic expansion and reductions in unemployment rates and the tightening of labor market could increase the cost of operating any of our businesses or make it more difficult to recruit and retain those with appropriate skillsets. In a tight labor market, it may take longer to identify and hire additional employees and such delays could, in turn, increase fees paid to recruiting firms or the amount of overtime paid to existing employees. A tightening labor market may also drive the cost of retaining employees with appropriate skillsets higher to the extent we face increased competition from employers willing or able to pay higher wages.
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
Although our businesses tend to benefit from fundamental drivers of growth which are generally stable over time, we will attempt to augment that growth by finding, acquiring or developing, and integrating additional businesses. We anticipate that a portion of our future projected growth will be derived from inorganic sources which are contingent on our ability to successfully find and execute opportunities to deploy incremental capital. We may not find or acquire such opportunities on economically sensible terms. In addition, we may acquire businesses with financial reporting and control systems that are less sophisticated than ours. If we do acquire a business, we may not be successful in integrating it into our portfolio and/or achieving the expected level of returns. If we invest capital in a development project, we may not be successful in the execution of the full project or in integrating it into our portfolio and/or achieving the expected level of performance. Failure to do any of these could result in higher indebtedness or expenses and/or in generating less cash flows than expected or generating growing amounts of cash flows at a slower than anticipated rate, either of which could result in a reduction in our share price.
Decreasing the proportion of businesses in our portfolio that are not regulated or of a predominantly contracted nature increases the potential volatility in our financial results.
Other than our airport services business, our businesses generally possess one or more of the following characteristics: generally stable demand; contracted and inflation linked revenues; and regulated operations. Our airport services business generates revenue and cash flows in a way that is broadly reflective of the economic health of the country. To the extent we invest in or acquire or develop businesses with revenue and cash generating capacity that is similarly GDP sensitive or businesses that do not possess these characteristics, our financial results could become more volatile and our share price could decline as a result of an increase in the real or perceived risk.
If borrowing costs increase or if debt terms become more restrictive, the cost of refinancing and servicing our debt will increase, reducing our profitability and ability to freely deploy capital or pay dividends to stockholders.
Most of our indebtedness matures within four to seven years. Refinancing this debt may result in substantially higher interest rates or credit margins or substantially more restrictive covenants. Each of these could limit operational flexibility or reduce dividends and/or distributions from our operating businesses to us, which would have an adverse impact on our ability to freely deploy capital and continue to pay, maintain or grow dividends to our stockholders. We cannot provide assurance that we will be willing or able to make capital contributions to repay some or all of the debt if required.

The interest rates under our credit facilities may be impacted by the phase-out of LIBOR.
LIBOR, the London Interbank Offered Rate, is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rates on loans globally. We generally use LIBOR as a reference rate to calculate interest rates under our credit facilities. In 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. It is unclear if LIBOR will cease to exist at that time or if new methods of calculating LIBOR will be established such that it continues to exist after 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index, the Secured Overnight Financing Rate (SOFR), calculated using short-term repurchase agreements backed by Treasury securities. SOFR is observed and backward looking, unlike LIBOR under the current methodology, which is an estimated forward-looking rate and relies, to some degree, on the expert judgment of submitting panel members. Given that SOFR is a secured rate backed by government securities, it will be a rate that does not consider bank credit risk (as is the case with LIBOR). SOFR also may be more volatile than LIBOR. Whether or not SOFR, or another alternative reference rate, attains market traction as a LIBOR replacement tool remains in question. If LIBOR ceases to exist, we may need to renegotiate our credit agreements to replace LIBOR with an agreed upon replacement index, and certain of the interest rates under our credit agreements may change. The new rates may not be as favorable to us as those in effect prior to any LIBOR phase-out. We may also find it desirable to engage in more frequent interest rate hedging transactions.
Our holding company level debt could adversely affect our results of operations, cash flows and financial condition, limit our operational and financing flexibility and negatively impact our business. As a holding company, we are dependent on the ability of our businesses to make distributions to us to pay our expenses, pay dividends and repay indebtedness.
At December 31, 2019, we had $403 million of convertible senior notes outstanding and had available a $600 million senior secured revolving credit facility that was undrawn. These holding company level debt instruments increase our interest payments and could have significant adverse effects on our business, including:

•
requiring us to use a significant portion of our cash flow to pay interest on our indebtedness which will reduce the funds available for dividends to stockholders, additional acquisitions, pursuit of business opportunities or other business purposes;

•	impairing our ability to obtain additional financing;

•	making it more difficult for us to satisfy our financial obligations under our contractual and commercial commitments;

•	placing us at a competitive disadvantage compared with firms that may have proportionately less debt;

•	exposing us to risk of increased interest rates because any borrowings under the senior secured revolving credit facility are at variable rates of interest;

•	limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and

•	making us more vulnerable to economic downturns and adverse developments in our businesses.
We expect to obtain the funds to pay our operating expenses, pay dividends and to repay our holding company indebtedness primarily from our operating businesses. Our ability to meet our expenses and make these payments therefore depends on the future performance of our businesses, which will be affected by financial, business, economic and other factors, many of which we cannot control. Our businesses may not generate enough cash flow from operations in the future, which could result in our inability to repay indebtedness, pay, maintain or grow dividends or to fund other liquidity needs. As a holding company with no operations, we are dependent on the ability of our businesses to make distributions to us to pay our expenses, pay dividends and repay our indebtedness. In addition, the senior secured revolving credit facility is guaranteed by MIC Ohana Corporation, our direct, wholly owned subsidiary. MIC Ohana Corporation is a holding company whose only material asset is the capital stock of our other subsidiaries. If we do not have enough funds, we may be required to refinance all or part of our then existing debt, sell assets or borrow more funds, which we may not be able to accomplish on terms acceptable to us, or at all. In addition, the terms of existing or future debt agreements may restrict us from pursuing any of these alternatives.
We and any of our existing or future subsidiaries may incur substantially more indebtedness. This could further exacerbate the risks to our business as described herein.
We and any of our existing and future subsidiaries may incur substantial additional indebtedness. Although the terms of our senior secured revolving credit facility contain limitations on our ability to incur additional indebtedness, these restrictions are subject to qualifications and exceptions. If we incur any additional indebtedness that ranks equally with the indebtedness under our senior secured revolving credit facility, the holders of that additional debt will be entitled to share ratably with the lenders or holders of the indebtedness under the senior secured revolving credit facility in any proceeds distributed in connection with any insolvency, liquidation, reorganization, dissolution or other winding up of our Company. If new debt is added to our or any of our subsidiaries’ current debt levels, the related risks that we now face could be exacerbated.

Development and investment in our businesses involve various construction, operational and regulatory risks that could materially adversely affect our financial results.
The development, construction, operation and maintenance of our businesses involve various operational risks, which can include mechanical and structural failure, accidents, labor issues or the failure of technology to perform as anticipated. Events outside our control, such as economic developments, changes in fuel prices or the price of other feedstocks, governmental policy changes, demand for energy and the like, could materially reduce the revenues generated or increase the expenses of constructing, operating or maintaining our businesses. Degradation of the performance of our facilities may reduce our revenues. Unanticipated capital expenditures associated with maintaining, upgrading or repairing our facilities may reduce our profitability. We may also choose or be required to decommission a project or other asset. The decommissioning process could be protracted and result in the incurrence of significant financial and/or regulatory obligations or other uncertainties.
Our businesses may also face construction risks typical for infrastructure businesses, including, without limitation:

•	labor disputes, work stoppages or shortages of skilled labor;

•	shortages of fuels or materials;

•	slower than projected construction progress and the unavailability or late delivery of necessary equipment;

•	delays caused by or in obtaining the necessary regulatory approvals or permits;

•	adverse weather conditions and unexpected construction conditions;

•	accidents or the breakdown or failure of construction equipment or processes;

•	difficulties in obtaining suitable or adequate financing; and

•	catastrophic or force majeure events such as explosions, fires and terrorist activities and other similar events beyond our control.
Such developments could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent completion of construction activities once undertaken. Construction costs may exceed estimates for various reasons, including inaccurate engineering and planning, labor and building material costs in excess of expectations and unanticipated problems with project start-up. Such unexpected increases may result in increased debt service costs and/or funds being insufficient to complete construction. Our facilities under development may generate little or no cash flow through the date of completion of development and may experience operating deficits after the date of completion. In addition, market conditions may change during construction and make such development less attractive than at the time it was commenced. Any events of this nature could severely delay or prevent the completion of, or significantly increase the cost of, the construction. In addition, there are risks inherent in the construction work which may give rise to claims or demands against us from time to time. Delays in the completion of any project may result in lost revenues or increased expenses.
We rely on third-party suppliers and contractors when developing our projects. The failure of those third parties to perform could adversely affect our results of operations, cash flows and financial condition.
We source engines, boilers, chillers, cogeneration systems and other complex components from third-party suppliers and engage third-party contractors for the construction of power projects. We typically sign contracts with our suppliers and contractors on a project-by-project basis and do not maintain long-term contracts with our suppliers or contractors. Therefore, we are generally exposed to price fluctuations and availability of products and components sourced from our suppliers and construction services procured from our contractors. Government policies, the price and availability of certain products and markets generally have been subject to significant volatility in recent years. Increases in the prices of products and components, decreases in their availability, fluctuations in construction, labor and installation costs, or changes in the terms of our relationships with our suppliers and contractors may increase the cost of procuring equipment and engaging contractors and hence materially adversely affect our results of operations, cash flows and financial condition.
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
Finally, we rely on third-party contractors to help us develop new projects. If these contractors do not fulfill their contractual obligations, we could incur additional expenses or lose part of the capital we invested in these new facilities.

Our inability to realize targeted cost savings or maintain agreed upon service levels at our shared services center may negatively impact our business.
We have a shared services center that is providing common administrative functions, including payroll processing, health and benefit plan administration, information technology and certain finance and accounting functions to the businesses in our portfolio. If any of these shared services functions do not perform effectively, or if we fail to adequately monitor their performance, we may not be able to achieve expected cost savings or we may have to incur additional costs to correct errors made by such shared services functions and our reputation could be harmed. Depending on the function involved, such errors may also lead to business disruption, processing inefficiencies, effects on financial reporting, litigation or remediation costs. In addition, the concentration of processes in one shared services center means that any disruption at this facility could impact all or a substantial portion of our businesses. Any of these potential effects could have an adverse effect on our results of operations, cash flows and financial condition.
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
Warranties provided by our suppliers and contractors may be limited or insufficient to compensate our losses or may not cover the nature of our losses incurred.
We expect to benefit from various warranties, including product quality and performance warranties, provided by our suppliers and contractors. These suppliers and contractors, however, may file for bankruptcy, cease operations or otherwise become unable or unwilling to fulfill their warranty obligations. Even if a supplier fulfills its warranty obligations, the warranty may not be enough to compensate us for our losses. In addition, the warranty period generally expires several years after the date that the equipment is delivered or commissioned and is subject to liability limits. Where damages are caused by defective products provided by our suppliers or construction services delivered by our contractors, our suppliers or contractors may be unable or unwilling to perform their warranty obligations as a result of their financial condition or otherwise, or if the warranty period has expired or a liability limit has been reached, there may be a reduction or loss of warranty protection for the affected projects, which could have a material adverse effect on our business’ result of operations, cash flows and financial condition.
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
As of December 31, 2019, approximately 21% of our businesses’ employees were covered by collective bargaining agreements. These agreements have staggered expirations over the next several years. Although we believe our employee relations to be generally good, a prolonged work stoppage, strike or other slowdown at any facility with organized labor could significantly disrupt our operations and could have a material adverse effect on our business, results of operations, cash flows or financial condition. In addition, we cannot ensure that upon the expiration of existing collective bargaining agreements, new agreements will be reached without union action or that any such new agreements will be on terms satisfactory to us. Any renegotiation of labor agreements could significantly increase our costs for wages, healthcare and other benefits.

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
Our businesses are subject to numerous statutes, rules and regulations relating to environmental protection and are exposed to various environmental risk and hazards.

•
IMTT’s operations are subject to complex, stringent and expensive environmental regulations, including compliance with emission limitations and/or air permits as well as risks relating to the handling of hazardous materials.

•	Atlantic Aviation is subject to risks and hazards as well as the environmental protection requirements related to the storage and handling of jet fuel and compliance with firefighting regulations.

•	Hawaii Gas is subject to risks and hazards associated with the refining, storage and handling of combustible products.
Any of these risks could result in substantial losses including personal injury, loss of life, damage or destruction of property and equipment and environmental damage. Any losses we face could be greater than insurance levels maintained by our businesses and could have an adverse effect on their and our financial results. We also could be subject to fines and penalties for violation of applicable environmental regulations, which could be substantial. In addition, disruptions to physical assets could reduce our ability to serve customers and adversely affect future sales and cash flows.
Failure to comply with regulations or other claims may interrupt operations and result in civil or criminal penalties, significant unexpected compliance costs and liabilities that could adversely affect the profitability of any operating business and the distributions it makes to us. These rules and regulations are subject to change and compliance with any changes could result in a restriction of the activities of our businesses, significant capital expenditures and/or increased ongoing operating costs.
Our businesses own or lease properties that have been subject to environmental contamination in the past and could require remediation for which our businesses are or may be liable. The remediation could cost more than anticipated or could be incurred earlier than anticipated, or both. In addition, the businesses may discover additional environmental contamination that may require remediation at significant cost. Further, the past contamination of the properties, including by former owners or operators of such properties, could result in remediation obligations, personal injury, property damage, environmental damage or similar claims by third parties.
We may also be required to address other prior or future environmental contamination, including soil and groundwater contamination that results from the spillage of fuel, hazardous materials or other pollutants. Under various federal, state, local and foreign environmental statutes, rules and regulations, a current or previous owner or operator of real property may be liable for noncompliance with applicable environmental and health and safety requirements and for the costs of investigation, monitoring, removal or remediation of hazardous materials. These laws often impose liability, whether the current owner or operator knew of, or was responsible for, the presence of hazardous materials. Persons who arrange for the disposal or treatment of hazardous materials may also be liable for the costs of removal or remediation of those materials at the disposal or treatment facility, whether or not that facility is or ever was owned or operated by that person and whether or not the original disposal or treatment activity accorded with all regulatory requirements. The presence of hazardous materials on a property could result in personal injury, loss of life, damage or destruction of property and equipment, environmental damage and/or claims by third parties that could have a material adverse effect on our result of operations, cash flows and financial condition.

Our income may be affected adversely if additional compliance costs are required as a result of new safety, health or environmental regulation.
Our businesses are subject to federal, state and local safety, health and environmental laws and regulations. These laws and regulations affect all aspects of their operations and are frequently modified. There is a risk that any one of our businesses may not be able to comply with some aspect of these laws and regulations, resulting in fines or penalties. Additionally, if new laws and regulations are adopted or if interpretations of existing laws and regulations change, we could be required to increase capital spending and/or incur increased operating expenses in order to comply. Because the regulatory environment frequently changes, we cannot predict when or how we may be affected by such changes. Emissions and other compliance testing technologies continue to improve, which may result in more stringent, targeted environmental regulations and compliance obligations in the future, the costs of which could be material and adversely affect our results of operations, cash flows and financial condition.
Our businesses are dependent on our relationships, on a contractual and regulatory level, with government entities that may have significant leverage over us. Government entities may be influenced by political considerations to take actions adverse to us.
Our businesses generally are, and will continue to be, subject to substantial regulation by governmental agencies. In addition, our businesses rely on obtaining and maintaining government permits, licenses, concessions, leases or contracts. Government entities, due to the wide-ranging scope of their authority, have significant leverage over us in their contractual and regulatory relationships with us that they may exercise in a manner that causes us delays in the operation of our businesses or pursuit of our strategy, or increased administrative expense. Furthermore, government permits, licenses, concessions, leases and contracts are generally very complex, which may result in periods of non-compliance, or disputes over interpretation or enforceability. If we fail to comply with these regulations or contractual obligations, we could be subject to financial penalties or we may lose our rights to operate the affected business, or both. Where our ability to operate a business is subject to a concession or lease from government entities, the concession or lease may restrict our ability to operate the business in a way that maximizes cash flows and profitability. Further, our ability to grow our current and future businesses will often require consent of numerous government regulators. Increased regulation restricting the ownership or management of U.S. assets by non-U.S. persons, given the non-U.S. ultimate ownership of our Manager, may limit our ability to pursue acquisitions. Any such regulation may also limit our Manager’s ability to continue to manage our operations, which could cause disruption to our businesses and a decline in our performance. In addition, any required government consents may be costly to seek and we may not be able to obtain them. Failure to obtain any required consents could limit our ability to achieve our growth strategy.
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
We sign government contracts, from time to time, which are subject to various uncertainties, restrictions and regulations, which could result in withholding or delay of payments. In addition, government contracts are subject to specific regulations as well as various statutes related to employment practices, environmental protection, recordkeeping and accounting. These regulations and laws impact how we transact business with governmental clients and, in some instances, impose significant costs on business operations. If we fail to comply with any of these regulations, requirements or statutes, our existing government contracts could be terminated, and we could be temporarily or permanently barred from government contracting or subcontracting. If one or more of our government contracts are terminated or if we are barred from government contract work, or if reimbursement of our cost is disallowed, we could suffer a significant reduction in expected revenue and profits.
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
Accidents and incidents involving the aviation industry, particularly those involving the airports and heliport at which we operate, whether or not directly related to our Company’s services, and any media coverage thereof, can adversely impact our Company’s reputation and the demand for our services. Similarly, negative publicity or public perception of the energy-related industries in which we operate, including through media coverage of environmental contamination and climate change concerns, could reduce demand for our services and harm our reputation. Any reduction in demand for the services our businesses provide or damage to our reputation could have a material adverse effect on our results of operations, cash flows and financial condition and business prospects.
A significant and sustained increase in the price of oil could have a negative impact on the revenue and/or profitability of certain of our businesses.
Higher prices for jet fuel could result in reduction in the use of aircraft by GA customers, which would have a negative impact on the profitability of Atlantic Aviation. Higher fuel prices could increase the cost of power to our businesses generally and they may not be able to fully pass the increase through to customers.
A sustained period of low energy prices may foreshadow a downturn in economic activity and capital investment that could have a negative impact on the performance and prospects of one or more of our businesses.
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
Trends toward increased conservation and technological advances including installation of improved insulation, the development of more efficient heating and cooling devices and advances in energy generation technology, may reduce demand for certain of our products and services. During periods of high energy commodity costs, the prices of certain of our products and services generally increase, which may lead to increased conservation. In addition, federal and/or state regulation may require mandatory conservation measures, which could also reduce demand.
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
Although our businesses tend to produce stable financial results owing to a preponderance of contracted/concession based revenues and the provision of generally essential services, each operates in an environment which can experience seasonal variations in results. Our bulk liquid terminals business may generate incrementally better financial results during cold weather months as a result of increased heating, throughput of certain products such as heating oil or a reduction in maintenance expenses. Our aviation services business may generate relatively better financial results during cold weather months as a result of increased GA traffic into bases in Florida and the intermountain West. Our gas production and distribution business may generate incrementally more cash during the peak tourism periods in Hawaii between mid-December and the end of March and from mid-June through mid-September. To the extent that our businesses collectively appear to generate more cash flows in the first quarter of the year, such performance, if annualized, could result in an overly optimistic estimate of the value of our shares.
Security breaches or interruptions in our information systems, the loss or misappropriation of confidential information, or cyber-attacks on our facilities or those of third parties on which we rely, could materially adversely affect our business.
We rely on information technology networks and systems to process, transmit and store electronic information used to operate our businesses, make operational decisions and manage inventory. We also share certain information technology networks with our Manager, and we use third-party information technology service providers. The information technology we use, as well as the information technology systems used by our Manager and third-party providers, could be vulnerable to security breach, damage or interruption from computer viruses, cyber-attacks, cyber terrorism, natural disasters or telecommunications failures. If our technology systems, or those of our Manager or third-party providers, were to fail or be breached and we were unable to recover in a timely manner, we may be unable to maintain critical business functions and/or confidential data could be compromised, we may incur substantial repair or replacement costs and/or our reputation could be damaged. The occurrence of any of these could have a material adverse effect on our business, results of operations, cash flows and financial condition.
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
If our information technology systems, or the information technology systems of third parties on which we rely, cease to function properly or our cybersecurity is breached, we could suffer disruptions to our normal operations in a variety of ways, including among others: (i) unauthorized access to our facilities or a cyber-attack on our automated systems, or the power grids or communications networks we use, that could cause operational disruption and potential environmental hazards; (ii) a cyber-attack on third-party transportation systems that could result in supply chain disruptions, prevent our IMTT customers from transporting product to us for storage, or prevent our Hawaii Gas business from transporting product to its customers; and (iii) a cyber-attack on power generation facilities or refineries that could significantly impact prices and demand in the commodities markets. Any of these events could materially adversely affect our operating results. Additionally, certain cyber incidents may remain undetected for an extended period. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.
Climate change, climate change regulations and greenhouse effects may adversely impact our operations and markets.
Climate change and the outcome of federal and state actions to address global climate change could result in significant new regulations, additional changes to fund energy efficiency activities or other regulatory actions. These actions could increase the costs of operating our businesses, reduce the demand for our products and services and impact the prices we charge our customers, any or all of which could adversely affect our results of operations. In addition, climate change could make severe weather events more frequent and increase the likelihood of capital expenditures to replace damaged physical property at our businesses.
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
Financial accounting standards are promulgated by the Financial Accounting Standards Board (FASB), and interpreted by the SEC and various regulatory bodies formed to interpret, modify and/or create new accounting policies. Changes in those policies can have a significant effect on our reported results of operations, cash flows and financial condition and may affect our reporting of our financial results in periods prior to the implementation of such policies.

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
Demand for IMTT’s bulk liquid terminal services is largely a function of demand for chemical, refined petroleum, renewable fuels and vegetable and tropical oil products and the extent to which such products are imported into and/or exported out of the locations where IMTT operates its terminal infrastructure. Demand for chemical, refined petroleum and vegetable and tropical oil products is influenced by factors including economic conditions, growth in the economy, the absolute and relative pricing of chemical, refined petroleum and vegetable and tropical oil products and their substitutes. Import and export of these products are influenced by demand and supply imbalances in the U.S. and overseas, the cost of producing chemical, refined petroleum and vegetable and tropical oil products domestically versus overseas and the cost of transporting the products between different locations within the U.S. and abroad.
Backwardation (meaning the futures prices for commodities are below the current, or spot, prices) can negatively impact demand for IMTT’s storage infrastructure, particularly by commodities traders. If underlying product market conditions are not favorable, the demand for IMTT’s services may materially decrease and IMTT’s results of operations, cash flows and financial condition may be materially adversely affected.
In addition, changes in government regulations that affect imports and exports of chemical, refined petroleum, renewable fuels and vegetable and tropical oil products, including the imposition of surcharges or taxes on imported or exported products, could adversely affect import and export to and from the U.S. A reduction in demand for bulk liquid terminal services, particularly in New York Harbor or the Lower Mississippi River, as a consequence of lower demand for, or imports/exports of, chemical, refined petroleum, renewable fuels or vegetable and tropical oil products, could lead to a decline in storage rates and amount of tankage leased by IMTT and adversely affect IMTT’s revenue and profitability and the distributions it makes to us.
IMTT’s business could be adversely affected by a substantial change in bulk liquid terminal or refining capacity or demand in the locations where it operates or in other alternative or substitute locations.
An increase in available bulk liquid terminal capacity in excess of growth in demand for such storage in the key locations in which IMTT operates, such as New York Harbor and the Lower Mississippi River, or in Houston or other parts of the Gulf Coast could result in overcapacity and a decline in storage rates and the tankage leased by IMTT. This could adversely affect IMTT’s revenue and profitability and the distributions it makes to us.
Demand for products at IMTT’s terminal locations may also drive pricing and utilization. Demand is influenced by a range of factors including changes in refined petroleum product supply or demand patterns, forward-price structure, financial market conditions and regulations.
The interplay and proximity of production centers, terminal capacity and end user demand centers is critical for the commercial viability of a terminal. Shifts in any of these factors may cause a decline in demand for our terminal services or make other terminals more attractive, which could adversely affect IMTT’s revenue and profitability and the distributions it makes to us.
If IMTT does not deploy capital for growth or make such deployment on economically acceptable terms, any future growth of the business may be limited.
A portion of IMTT’s historical growth has been dependent on the deployment of growth capital. IMTT faces uncertainties and competition in the pursuit of growth opportunities. For example, decisions regarding new growth projects rely on numerous estimates, including among other factors, predictions of future demand for IMTT’s services, future supply shifts, refined petroleum output estimates, commodity price environments, economic conditions, various construction matters and potential changes in the financial condition of IMTT’s customers. IMTT’s predictions of such factors could cause it to forego certain investments or to lose opportunities to competitors who make investments based on more aggressive predictions. If IMTT cannot find projects with economically acceptable terms, future growth of this business may be limited.

IMTT’s agreements may be terminated or expire at the end of the current term upon requisite notice or renewed on different terms. If one or more of the current agreements is terminated and IMTT is unable to secure comparable alternative arrangements, its results of operations, cash flows and financial condition may be adversely affected.
Upon expiration, agreements can generally be terminated by either party, though some agreements require the giving of requisite notice. Changing market conditions, including changes in refined petroleum product supply or demand patterns, forward-price structure, financial market conditions, regulations, accounting rules or other factors could cause IMTT’s customers to be unwilling to renew their storage agreements when those agreements terminate, or make them willing to renew only at lower rates or for shorter periods. If any of IMTT’s agreements are terminated or expire and IMTT is unable to secure comparable alternative arrangements, IMTT may not be able to generate additional revenue from remaining counterparties to replace any shortfall. Additionally, IMTT may incur substantial costs if modifications to its terminals are required by a new or renegotiated agreement.
Recent trends in the demand for certain products stored at IMTT’s facilities, as well as recent pricing trends in the commodities futures markets, have had, and may continue to have, an adverse impact on the demand for IMTT’s services.
IMTT could incur significant costs and liabilities in responding to contamination that occurs at its facilities.
Significant liabilities involving air emissions and/or water discharges may exist in or be created by IMTT’s operations or were created as a result of historical operations and waste disposal practices of prior owners of IMTT’s facilities related to handling of refined petroleum products, chemicals, hazardous substances and wastes. IMTT’s pipeline and terminals have been used for transportation, storage and distribution of crude oil, refined petroleum products and chemicals for several decades. Although IMTT has utilized operating and disposal practices that were standard in the industry at the time, refined petroleum products or crude oil, chemicals, hazardous substances and wastes from time to time have been spilled or released on or under the terminal properties.
In addition, certain terminal properties were previously owned and operated by parties other than IMTT and those parties may have spilled or released refined petroleum products or crude oil, chemicals, hazardous substances or wastes. The terminal properties are subject to federal, state and local laws that impose investigatory, corrective action and remediation obligations, some of which are joint and several or strict liability obligations without regard to fault, to address and prevent environmental contamination. IMTT may incur significant costs and liabilities in responding to any soil and groundwater contamination that occurs or exists on its properties, even if the contamination was caused by prior owners and operators of its facilities. IMTT may not be able to recover these costs from insurance or other sources of contractual indemnity. To the extent that the costs associated with meeting these requirements are substantial and not adequately provided for, there could be a material adverse effect on IMTT’s business, results of operations, cash flows and financial condition.
IMTT may incur significant costs and liabilities in complying with environmental and occupational health and safety laws and regulations.
IMTT’s operations involve the storage and handling of refined petroleum, chemical and vegetable and tropical oil products which are subject to federal, state, and local laws and regulations governing release of materials and vapors into the environment, occupational health and safety laws and regulations, and others relating to the protection of the environment. Compliance with these can be difficult and may require significant capital expenditures and operating costs to mitigate or prevent pollution. Moreover, IMTT’s business is subject to spills, discharges or other releases of refined petroleum or chemical products or other hazardous substances or wastes into the environment and neighboring areas, in which event joint and several or strict liability may be imposed on us with respect to costs required to remediate and restore affected properties, for claims made by neighboring landowners and other third parties for personal injury, natural resource and property damages, and for costs required to conduct health studies. Failure to comply with applicable environmental, health, and safety laws and regulations may result in the assessment of sanctions, including fines, administrative, civil or criminal penalties, and permit revocations, the imposition of investigatory, corrective action, or remediation obligations and the issuance of injunctions limiting or prohibiting some or all of IMTT’s operations.
New laws and regulations, the amendment of existing laws and regulations, increased government enforcement or other developments could require IMTT to make additional expenditures. Many laws and regulations are being made more stringent, and the cost of compliance with these can be expected to increase over time. IMTT is not able to predict the impact of new or changed laws or regulations or how such requirements may be interpreted or enforced, but any such expenditures or costs for environmental and occupational health and safety compliance could have a material adverse effect on its results of operations, cash flows and financial condition.
IMTT’s business involves hazardous activities and is partly located in a region with a history of significant adverse weather events and is potentially a target for terrorist attacks. We cannot assure that IMTT is, or will be in the future, adequately insured against all such risks.
The storage and handling of refined petroleum, chemical and vegetable and tropical oil products is subject to the risk of spills, leakage, contamination, fires and explosions. Any of these events may result in loss of revenue, loss of reputation or goodwill, fines, penalties and other liabilities. In certain circumstances, such events could also require IMTT to halt or significantly alter operations at all or part of the facility at which the event occurred. IMTT carries insurance to protect against most of the accident-

related risks involved in the conduct of the business; however, the limits of IMTT’s coverage mean IMTT cannot insure against all risks. Losses from terrorism or acts of war, which results in significant damage to one or more of IMTT’s major facilities, may have a negative impact on IMTT’s future cash flow and profitability and the distributions it makes to us. Further, future losses sustained by insurers during hurricanes and storms in the U.S. Gulf and Northeast regions may result in reductions in insurance coverage and/or increased insurance premiums for IMTT’s properties.
Many of IMTT’s facilities have been in service for several decades. Costs of maintaining those facilities could adversely affect IMTT’s results of operations.
IMTT’s terminals comprise generally long-lived assets. Some of the assets have been in service for several decades. The age and condition of the assets could result in increased maintenance or remediation expenditures and an increased risk of product releases and associated costs and liabilities. Any significant increase in these expenditures, costs or liabilities could materially adversely affect IMTT’s results of operations, cash flows and financial condition.
IMTT’s business is subject to federal, state and local laws and regulations that govern the product quality specifications of the products that it stores or handles. Changes in these regulations could impose costs on IMTT that would adversely affect its results of operations, cash flows and financial condition.
Refined petroleum and other products that IMTT stores and handles are consumed in various end markets. Various federal, state and local agencies have the authority to prescribe specific product quality specifications for commodities sold into the public market. Changes in product quality specifications or blending requirements could reduce IMTT’s revenue, require IMTT to incur additional costs or capital expenditures. If IMTT is unable to recover these costs through increased revenue, its cash flows could be adversely affected.
IMTT’s business could be adversely affected by the insolvency or loss of large customers.
In 2019, excluding the termination payment, IMTT’s ten largest customers by revenue generated approximately 52% of its revenue. The loss of one or more of these customers for any reason, including, but not limited to, insolvency, industry consolidation or deconsolidation or changes in market conditions, could result in a reduction in storage capacity utilization in the event such capacity is not leased to other customers and may adversely affect IMTT’s revenue and profitability and the distributions it makes to us.
Risks Related to Atlantic Aviation
Deterioration in the economy in general or in the aviation industry that results in less air traffic at airports that Atlantic Aviation services would have a material adverse impact on our business.
A large part of the business’ revenue is derived from fueling and other services provided to GA customers and, to a lesser extent, commercial, freight and military customers. An economic downturn could reduce the level of air traffic, adversely affecting Atlantic Aviation.
Air travel and air traffic can also be affected by events that stem from national, local or industry specific matters. Events such as wars, outbreaks of disease, severe weather and terrorist activities in the U.S. or overseas may reduce air traffic. Local circumstances include downturns in the economic conditions of the area in which an airport is located or the relocation of FBO customers to alternative airports.
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
Atlantic Aviation's financial results may be adversely affected by a deterioration in domestic and/or international financial markets activity. A deterioration in either equity or credit markets and its impact on the value of debt or equity issuances and/or merger and acquisition activity may cause GA activity to decline and negatively impact our results of operations, cash flows and financial condition.
Atlantic Aviation is subject to a variety of competitive pressures, and the actions of competitors may have a material adverse effect on its revenue, market share, and fuel margins, causing a decline in the profitability of this business.
FBO operators at an airport compete based on a number of factors including location of their facilities relative to runways and street access, service, value added features, reliability and price. Many of Atlantic Aviation’s FBOs compete with one or more FBOs at their respective airports and with FBOs at nearby airports. Furthermore, leases related to FBO operations may be subject to competitive bidding at the end of their term. Some present and potential competitors may have or may obtain greater financial and marketing resources than Atlantic Aviation, which may negatively impact Atlantic Aviation’s ability to compete at each airport or for lease renewal. Certain competitors may aggressively or irrationally price their bids for airport leases and may limit the business’ ability to grow or renew its portfolio. Excessive price discounting may cause a decline in market share or the amount of fuel sold, declines in hangar rentals and/or de-icing and may result in increased margin pressure, adversely affecting the profitability of this business.
Atlantic Aviation’s FBOs do not have the right to be the sole provider of FBO services at any airport. The authority responsible for each airport may grant leases to additional operators and new competitors could be established at those airports. The addition of new competitors may reduce or impair Atlantic Aviation’s ability to grow or improve its financial performance.
Airport leases may not be renewed on economically favorable terms.
Atlantic Aviation generates revenue pursuant to leases granted by airport authorities. Airport authorities may choose not to renew a lease at all or to only renew the lease on terms which are unfavorable to Atlantic Aviation. In addition, airport authorities may require Atlantic Aviation to participate in a bidding process to renew a lease, which could require unanticipated capital spending and could divert management’s attention during the pendency of the process. The loss or modification of any of Atlantic Aviation’s airport leases could adversely impact its results of operations, cash flows and financial condition.
The termination for cause or convenience of one or more of the FBO leases would damage Atlantic Aviation’s operations significantly.
Atlantic Aviation’s revenue is derived from long-term leases granted by airport authorities on 70 airports in the U.S. If Atlantic Aviation defaults on the terms or conditions of its leases, the relevant authority may terminate the lease without compensation. Atlantic Aviation would then lose the income from that location and potentially the expected returns from prior capital expenditures. Such an event could have a material adverse effect on Atlantic Aviation’s results of operations, cash flows and financial condition.
Failure to adequately maintain the facilities comprising our FBOs or the integrity of our fuel supplies may have a material adverse impact on the revenue or market share of one or more of the FBOs in the network resulting in a decline in profitability of the business.
FBO operators compete in part based on the overall quality and attractiveness of their facilities as well as the safety of their operations. Inadequate maintenance of any of the hangars, terminals, ramps or other assets comprising Atlantic Aviation’s FBOs could result in customers’ electing not to utilize Atlantic Aviation where another provider operates or to elect not to use a particular airport where an alternative in the same market exists. The resulting decline in customer visits or negative impact on reputation could adversely impact revenue from fuel sales, hangar/office rental, ramp and/or ramp services fees and could impact more than one facility.
Aircraft owners and operators rely on FBOs to control the quality of the fuel they sell. Failure to maintain the integrity of fuel supplies as a result of inadequate or inappropriate procedure or maintenance of fuel farms (storage facilities), fuel trucks, or related equipment could result in the introduction of contaminants and could lead to damage or failure of aircraft and could adversely impact the reputation, revenue and/or profitability of the business.
Failure to complete, or realize anticipated performance from acquisitions, expansions or developments could negatively impact Atlantic Aviation; the business’ increased indebtedness to fund such acquisitions, expansions or developments could reduce our operating flexibility.
Completing acquisitions, expansions or developments are subject to various risks and uncertainties, and we may not complete such transactions on a timely basis or at all, which could have an adverse effect on the business and results of operations, cash flows and financial condition.
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
As of December 31, 2019, Atlantic Aviation had $1,015 million of term loan debt outstanding and access to a senior secured revolving credit facility of $350 million that was not drawn. These debt facilities require compliance with certain operating and financial covenants. Atlantic Aviation's ability to meet its debt service obligations and to refinance or repay its outstanding indebtedness will depend primarily upon cash flows it generates.

Reductions in U.S. military spending could result in a reduction in demand for services provided by Atlantic Aviation at certain airports in the U.S.
The U.S. military operates aircraft that are serviced at Atlantic Aviation FBOs. Cuts in U.S. military spending, to the extent they result in a reduction in the number of flights by military aircraft, could reduce revenue and gross margin at Atlantic Aviation. Deployments or other changes in military operations may also reduce the number of military aircraft serviced by Atlantic Aviation, reducing revenue and gross margin.
Atlantic Aviation is subject to extensive governmental regulations that could require significant expenditures. Regulators, such as the Transportation Security Administration (TSA), have and may again consider regulations which could impair the relative convenience of GA and adversely affect demand for Atlantic Aviation’s services.
FBOs are subject to extensive regulatory requirements compliance with which could result in significant costs. For example, the FAA, from time to time, issues directives and other regulations relating to the management, maintenance and operation of airport facilities. Compliance with those requirements may cause Atlantic Aviation to incur significant expenditures. The proposal and enactment of additional laws and regulations, as well as any failure to comply with such laws and regulations, could significantly increase the cost of Atlantic Aviation’s operations and reduce overall revenue. In addition, certain new regulations, if implemented, could decrease the convenience and attractiveness of GA travel relative to commercial air travel and may adversely impact demand for Atlantic Aviation’s services.
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
Changes in regulations related to the use of certain firefighting systems could result in Atlantic Aviation incurring additional expenses associated with modifying or replacing these systems, and remediation costs relating to the use of these systems could be substantial.
Atlantic Aviation employs foam-based firefighting systems in certain of its hangars as required by local laws and regulation. Some of these utilize materials that have been, in certain jurisdictions, deemed hazardous substances. If Atlantic Aviation were to be required to modify or replace some or all of these systems, the expense associated with such modification or replacement could have a material adverse impact on the results of operations, cash flows and financial condition of the business. In addition, the cost of remediation in connection with the release of firefighting foam could be substantial.
Risks Related to MIC Hawaii
Hawaii Gas is exposed to the effects of volatility in commodity prices. To the extent that higher prices cannot be effectively hedged or passed on to customers, both in the short term or the long term, the business’ gross margin, cash flows and liquidity will be adversely affected.
The profitability of Hawaii Gas is based on the margin of sales prices over costs. LPG, LNG and feedstock for the SNG plant are commodities and changes in global supply of and demand for these products can have a significant impact on costs. Hawaii Gas has no control over commodity prices and, to the extent that these prices cannot be hedged or passed on to customers, the business’ results of operations, cash flows and financial condition could be adversely affected.
Depending on the terms of our contracts with suppliers, as well as the extent and success of our use of financial instruments to reduce our exposure related to volatility in the cost of LPG, changes in the market price of Hawaii Gas’ fuel supplies could create payment obligations that expose the business to increased liquidity risk.
The operations of Hawaii Gas are subject to a variety of competitive pressures and the actions of competitors could have a material adverse effect on operating results.
Energy resources including diesel, solar, geo-thermal and wind, may be substituted for gas in certain end-use applications, particularly if the price of gas increases relative to these resources, whether due to higher costs or otherwise. Customers could elect to meet their energy needs through any or all of these alternate resources as a result of higher gas prices, lower costs of alternative generation resources or convenience. This could have an adverse effect on the business’ results of operations, cash flows and financial condition.

Hawaii Gas relies on its SNG plant, including its transmission pipeline, for a significant portion of its sales. Disruptions at that facility could adversely affect the business’ ability to serve customers.
Disruptions at the SNG plant resulting from mechanical or operational issues or power failures could affect Hawaii Gas' ability to produce SNG. Most of the utility sales on Oahu are of SNG and all SNG is produced at the Oahu plant. Hawaii Gas has a back-up system in place, however, disruptions to both the primary and the back-up systems could have a significant adverse effect on Hawaii Gas’ results of operations, cash flows and financial condition.
Hawaii Gas obtains its primary feedstock for its SNG plant from a refinery located on Oahu and sources its LPG supply from an off-island distributor. Supply disruptions may have an adverse effect on the operations of the business.
The extended unavailability of the refinery that supplies SNG feedstock, or the inability to purchase LPG from off-island sources, could adversely affect operations. The business has a limited ability to store LPG, and any disruption in supply may cause a depletion of LPG stocks. Disruptions in the supply of SNG or LPG, if occurring for an extended period, could materially adversely impact the business’ results of operations, cash flows and financial condition.
The MIC Hawaii businesses are subject to risks associated with volatility in the Hawaii economy.
Hawaii’s economy and demand for our business’ products are heavily influenced by economic conditions in the U.S. and Asia and their impact on tourism, as well as by government spending. If the local economy deteriorates, the amount of gas sold by Hawaii Gas could be negatively affected by business closures or reduced consumption, which could adversely impact the business’ financial performance. Additionally, slow or no economic growth in Hawaii could adversely impact the amount of gas sold to new and existing customers and reduce the level of new commercial and residential construction. A reduction in government activity in Hawaii, particularly military activity could also have a negative impact on the MIC Hawaii businesses.
Hawaii Gas’ utility business is subject to regulation by the HPUC and actions by the HPUC or changes to the regulatory environment may constrain the operation or profitability of the business.
The HPUC regulates all franchised or certificated public service companies operating in Hawaii. The HPUC prescribes rates, tariffs, charges and fees; determines the allowable rate returns on equity; issues guidelines concerning the general management of franchised or certificated utility businesses and acts on requests for the acquisition, sale, disposition or other exchange of utility properties, including mergers and consolidations.
Any adverse decision by the HPUC concerning the level or method of determining utility rates, the items and amounts that may be included in the rate base, the returns on equity or rate base, the potential consequences of exceeding or not meeting such returns, or any prolonged delay in rendering a decision in a rate or other proceeding, could have an adverse effect on our business.
The enactment of legislation in 2018 requiring Hawaii to be carbon neutral by 2045 or a potential Renewable Portfolio Standard (RPS) for utility gas usage or supply, similar to the one implemented for electric utility generation, could result in supply disruptions, increased energy costs to ratepayers or a negative impact on Hawaii Gas’ future financial performance.

The Hawaii legislature or municipal governments could impose a gas RPS, enact other restrictive legislation or impose changes to building codes, which may result in increased energy costs to the business and its customers (i.e. the cost of finding new renewable fuel supplies or developing new technologies could be prohibitive), in supply disruptions and/or in restriction of future business. Similar impacts could result from the enactment of carbon neutrality legislation in 2018.
Hawaii Gas seeks to increase its use of renewable feedstocks and to increase the percentage of RNG distributed to its customers. This initiative exposes Hawaii Gas to new technology, supply, counterparty and regulatory risks that could impact the performance of the business.
Hawaii Gas is pursuing a range of renewable resources that may provide pipeline quality gas in scalable quantities. These initiatives include the current contract for recovery of biogas from the Honouliuli wastewater treatment plant and ongoing discussions with additional wastewater treatment plants, landfills and biomass producers. Blending of RNG with existing fuels and integrating RNG into the Hawaii Gas’ pipeline network may present technical challenges resulting in project delays, cost overruns or pipeline disruptions. Use of RNG may also expose Hawaii Gas to the risk of supply fluctuations due to the variability in performance of processes such as anaerobic digestion. These technical and supply risks may impact the financial performance of the business.
Because of its geographic location, Hawaii, and in turn the MIC Hawaii businesses, are subject to earthquakes, volcanos and certain weather risks that could materially disrupt operations.
Hawaii is subject to earthquakes, volcanic activity and certain weather risks, such as hurricanes, floods, heavy and sustained rains and tidal waves that could materially disrupt operations. Because MIC Hawaii’s properties, such as its SNG plant, SNG transmission line and several storage facilities, are close to the ocean, weather-related disruptions to operations are possible. In addition, earthquakes and volcanic activity may cause disruptions. These events could damage the business’ assets or could result in wide-spread damage to its customers, thereby reducing the amount of gas sold and, to the extent such damages are not covered by insurance, adversely impacting the business’ results of operations, cash flows and financial condition.
Reductions in U.S. military spending could result in a reduction in demand for gas in Hawaii.
The U.S. military has a significant presence in Hawaii and is a substantial contributor to its economy. To the extent that federal spending cuts, including voluntary or mandatory cuts in U.S. military spending results in a reduced military presence in Hawaii, such reductions could reduce the demand for gas and new construction in Hawaii.
Because of its geographic location and the unique economy of Hawaii, MIC Hawaii is subject to challenges in hiring and maintaining staff with specialized skill sets.
The changing nature of the Hawaii energy complex has had an impact on our staffing requirements. Volatility in feedstock prices, together with the impact of the State of Hawaii’s goals to reduce dependency on imported petroleum, requires staff with specialized knowledge of the energy sector. Because the resident labor pool in Hawaii is both small and oriented mainly to Hawaii’s basic industries, it is difficult to find individuals with these specialized skill sets. Unemployment rates in Hawaii are traditionally lower than those in the U.S. Mainland. Moreover, relocation to Hawaii is costly and often requires employees to make cultural and family adjustments not normally required in a relocation. The inability to source and retain staff with appropriate skill sets could adversely impact the performance of the MIC Hawaii businesses. In addition, dependence on skilled labor trades could result in constraints on growth and profitability as a result of competition for a limited labor pool.
Hawaii Gas’ operations on the islands of Hawaii, Maui and Kauai rely on LPG that is transported from Oahu to those islands by Jones Act qualified barges and by non-Jones Act vessels from off-island ports. Disruptions to service by those vessels could adversely affect the financial performance of our business.
The Jones Act requires that all goods transported by water between U.S. ports be carried in U.S.-flag ships and that they meet certain other requirements. The business has time charter agreements for the only two Jones Act qualified barges available in Hawaii capable of carrying large amounts of LPG. If the barges are unable to transport LPG from Oahu and the business is not able to secure off-island sources of LPG or obtain an exemption to the Jones Act that would permit importation of a sufficient quantity of LPG from the mainland U.S., the business could be adversely affected. If the barges require refurbishment or repair at a greater frequency than forecast, cash outflows for capital costs could adversely impact Hawaii Gas’ results of operations, cash flows and financial condition.
Generation underperformance at individual projects within MIC Hawaii could lead to financial penalties or contract terminations under existing off-take agreements.
Certain distributed generation projects have minimum production clauses included in their respective power purchase agreements. These minimum production levels are specified in each respective contract. Failure to meet these minimum production levels, could result in liquidated damages, other financial penalties, or contract termination which could negatively impact the business’ results of operations, cash flows and financial condition.
Certain MIC Hawaii projects depend on electric interconnection and transmission facilities that we do not own or control and that are potentially subject to transmission constraints. If these facilities fail to provide adequate transmission capacity, MIC Hawaii projects may be restricted in their ability to deliver electricity to customers.
MIC Hawaii’s electricity generation facilities depend on grid interconnection and transmission facilities owned and operated by others to deliver the power they produce. Certain off-taker contracts include limited provisions allowing for occasional curtailment of electricity generated by MIC Hawaii due to the limitations of the electricity transmission system. Any constraints on, or the failure of, interconnections or transmission facilities could prevent MIC Hawaii from selling power and could adversely affect MIC Hawaii’s results of operations, cash flows and financial condition.
MIC Hawaii depends on counterparties, including operation and maintenance (O&M) providers and power purchasers, performing in accordance with their agreements. If they fail to so perform, our MIC Hawaii businesses could incur losses of revenue or additional expenses and business disruptions.
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

Risks Related to Having an External Manager
We are subject to the terms and conditions of the Management Services Agreement and Disposition Agreement between us and our Manager, which limit our ability to take certain actions and may make strategic transactions more costly.
We cannot unilaterally amend the Management Services Agreement between us and our Manager. Changes in the compensation of our Manager, certain rights held by our Manager or other components of the Management Services Agreement require the approval of our Manager and limit our ability to make changes that could be beneficial to stockholders generally without the consent of our Manager.
On October 30, 2019, we signed a Disposition Agreement with our Manager to facilitate our pursuit of strategic alternatives (see Exhibit 10.3 of this Form 10-K). Outside of this agreement, we do not have the ability to terminate the Management Services Agreement other than in limited circumstances. With this agreement, our Management Services Agreement with our Manager will terminate as to any businesses, or substantial portions thereof, that are sold and, in connection therewith, we will make payments to our Manager calculated in accordance with the Disposition Agreement. The Disposition Agreement will terminate on the earlier to occur of (i) the termination of the Management Services Agreement and (ii) the sixth anniversary, subject to extension under certain circumstances if a transaction is pending.
Our Manager owns a significant portion of our outstanding stock. A sale of all or a portion of the common stock owned by our Manager could be interpreted by the equity markets as a lack of confidence in our prospects.
Our Manager, in its sole discretion, determines whether to reinvest base management and performance fees, if any, in shares of our common stock and whether to hold or sell those securities. Reinvestment of base management and performance fees, if any, in additional common stock would increase our Manager’s ownership stake in our Company. At December 31, 2019, our Manager owned 15.30% of our outstanding shares. Our Manager has sold and could from time to time sell the shares that it acquires via reinvestment of fees. If our Manager decides to sell any of its shares in our Company, such sales may be interpreted by some market participants as a lack of confidence in our Company and put downward pressure on the market price of our stock. Sales of shares of stock by our Manager would increase the supply and could decrease the price if demand is insufficient to absorb such sales.
Certain provisions of our Management Services Agreement, certificate of incorporation and bylaws make it difficult for third parties to acquire control of our Company and could deprive investors of the opportunity to obtain a takeover premium for their shares of common stock.
Subject to terms of the Disposition Agreement, there are limited circumstances in which our Manager can be terminated under our Management Services Agreement. The Management Services Agreement provides that in circumstances where our common stock ceases to be listed on a recognized U.S. exchange as a result of the acquisition of our common stock by third parties in an amount that results in our common stock ceasing to meet the distribution and trading criteria on such exchange or market, our Manager has the option to either propose an alternate fee structure and remain as our Manager or resign, terminate the Management Services Agreement upon 30 days’ written notice and be paid a substantial termination fee. The termination fee payable on our Manager’s exercise of its right to resign as our Manager subsequent to a delisting of our common stock could delay or prevent a change in control that may favor our stockholders. Furthermore, in the event of such a delisting, any proceeds from the sale, lease or exchange of a significant amount of assets must be reinvested in new assets of our Company, subject to debt repayment obligations. We would also be prohibited from incurring any new indebtedness or engaging in any transactions with stockholders or our affiliates without the prior written approval of our Manager. These provisions could deprive stockholders of opportunities to realize a premium on the common stock owned by them. The Disposition Agreement provides that the Management Services Agreement will terminate as to any businesses, or substantial portions thereof, that are sold, and certain payments will be made to our Manager in connection therewith.
Our certificate of incorporation and bylaws contain provisions that could have the effect of making it more difficult for a third-party to acquire, or discouraging a third-party from acquiring, control of our Company. These provisions include:

•
restrictions on our ability to enter into certain transactions with our major stockholders, with the exception of our Manager; similar restrictions are also contained in Section 203 of the Delaware General Corporation Law;

•	allowing only our Board to fill vacancies, including newly created directorships and requiring that directors may be removed with or without cause by a stockholder vote of 66 2/3%;

•	requiring that only the chairman or Board may call a special meeting of our stockholders;

•	prohibiting stockholders from taking any action by written consent;

•	establishing advance notice requirements for nominations of candidates for election to our Board or for proposing matters that can be acted upon by our stockholders at a stockholders’ meeting; and

•	having a substantial number of additional shares of common stock authorized but unissued.

Our Manager’s decision to reinvest its monthly base management fees and quarterly performance fees, if any, in common stock or retain the cash will affect stockholders differently.
Our Manager is paid a base management fee based on our market capitalization and potentially performance fees based on the total return generated relative to a U.S. utilities index benchmark. Our Manager, in its sole discretion, may elect to retain base management fees and performance fees, if any, paid in cash or to reinvest such payments in additional common stock. In the event our Manager chooses not to reinvest the fees to which it is entitled in additional shares of common stock, the amount paid will reduce the cash that may otherwise be distributed as a dividend to all stockholders or used in our Company’s operations. In the event our Manager chooses to reinvest the fees to which it is entitled in additional common stock, effectively returning the cash to us, such reinvestment and the issuance of new shares of common stock will dilute existing stockholders by the increase in the percentage of common stock owned by our Manager. Either option may adversely impact the market for our shares.
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
Pursuant to our Management Services Agreement, we have first priority ahead of all current and future funds, investment vehicles, separate accounts and other entities managed by our Manager or by members of the Macquarie Group with respect to four specific types of acquisition opportunities within the United States. The four types of acquisition opportunities over which we have first priority include FBOs, airport parking, district energy and “user pays”, contracted and regulated assets that represent an investment of greater than AUD $40 million. Other than these types of opportunities, our Manager does not have an obligation to offer to us any particular acquisition opportunities, even if they meet our investment objectives, and our Manager and its affiliates can offer any or all other acquisition opportunities on a priority basis or otherwise to current and future funds, investment vehicles and accounts sponsored by our Manager or its affiliates. Our businesses may compete with these entities for investment opportunities, and there can be no assurance that we will prevail with respect to such investments.
In addition, our management may determine not to pursue investment opportunities presented to us by our Manager, including those presented on a priority basis. If our management waives any such opportunity, our Manager and its affiliates may offer such opportunity to any other entity, including any entities sponsored or advised by members of the Macquarie Group. As such, not every acquisition opportunity presented to us by our Manager may be pursued by us and may ultimately be presented to entities with whom we compete for investments.
Our Manager can resign with 90 days’ notice, and our CEO or CFO could be removed by our Manager, and we may not be able to find a suitable replacement within that time, resulting in a disruption in our operations, which could adversely affect our financial results and negatively impact the market price of our common stock.
Our Manager has the right, under the Management Services Agreement, to resign at any time with 90 days’ notice, whether we have found a replacement manager or not. In addition, our Manager could re-assign or remove our CEO and/or our CFO from their positions and responsibilities at our Company without our Board's approval and with little or no notice. If our Manager resigns or our CEO and/or CFO are removed, we may not be able to find a new external manager or hire internal management with similar expertise within 90 days to provide the same or equivalent services on acceptable terms, or at all. If we are unable to do so, our operations are likely to experience a disruption, our financial results could be adversely affected, perhaps materially, and the market price of our common stock may decline substantially. In addition, the coordination of our internal management, acquisition activities and supervision of our businesses is likely to suffer if we were unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our Manager and its affiliates.
Furthermore, if our Manager resigns, we and our subsidiaries will be required to cease use of the Macquarie brand and change their names to remove any reference to “Macquarie”. This may cause the value of our Company and the market price of our common stock to decline.
Our externally managed model may not be viewed favorably by investors.
We are externally managed by a member of the Macquarie Group. Our Manager receives a fee for the corporate headquarters functions it provides including the compensation of our management team and those who provide services to us on a shared basis, health and welfare benefits, the provision of facilities, technology and insurance (other than directors and officers). The fee is based on our equity market capitalization and thus increases as we grow. The size of the fee may bear no direct correlation with the actual cost of providing the agreed upon services and may be higher than the cost of managing our Company internally. Per the terms of the Management Services Agreement with our Manager, the current default election for satisfying any base management or performance fees, if any, to which our Manager may be entitled is the issuance of additional shares of common stock. To the extent fees continue to be reinvested in our common stock, all stockholders will be diluted and our hurdle for growing distributable cash on a per share basis will be higher.
Our Manager’s affiliation with Macquarie Group Limited and the Macquarie Group may result in conflicts of interest or a decline in the market price of our common stock.
Our Manager is an affiliate of Macquarie Group Limited and a member of the Macquarie Group. From time to time, we have entered into, and in the future, we may enter into, transactions and relationships involving Macquarie Group Limited, its affiliates, or other members of the Macquarie Group. Such transactions have included and may include, among other things, the entry into debt facilities and derivative instruments with members of the Macquarie Group serving as lender or counterparty, and financial advisory or equity and debt underwriting services provided to us by the Macquarie Group.
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
Under the terms of the Management Services Agreement, our Manager must significantly underperform for the Management Services Agreement to be terminated. Our Board cannot remove our Manager unless:

•
our common stock underperforms a weighted average of two benchmark indices by more than 30% in relative terms and more than 2.5% in absolute terms in 16 out of 20 consecutive quarters prior to and including the most recent full quarter, and the holders of a minimum of 66.67% of the outstanding shares of our common stock (excluding any shares owned by our Manager or any affiliate of our Manager) vote to remove our Manager;

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
Our Board cannot remove our Manager unless the market performance of our common stock also significantly underperforms the benchmark index. If we were unable to remove our Manager in circumstances where the absolute market performance of our common stock does not meet expectations, the market price of our common stock could be negatively affected.
Risks Related to Ownership of Our Stock
Our guidance is based on estimates and circumstances may arise that may result in the reduction or elimination of our dividend.

We periodically disclose our expected annual cash dividend and/or dividend growth rate. These are estimates and may be affected by inaccurate assumptions and/or known or unknown risks and uncertainties some of which are beyond our control. See “Forward-Looking Statements.” If the payment of dividends at the anticipated level would leave us with insufficient cash to take timely advantage of growth opportunities (including through acquisitions), to meet any large unanticipated liquidity requirements, to reduce our indebtedness, to fund our operations, or to otherwise properly address our business prospects, our Board may elect to reduce or eliminate our dividend. If our dividend is reduced below levels anticipated by the market, our stock price could be adversely affected.
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
The market price of our common stock may fluctuate significantly. Many factors that are beyond our control may significantly affect the market price and marketability of our common stock and may adversely affect our ability to raise capital through equity financings. These factors include, but are not limited to:

•	significant volatility in the market price and trading volume of securities of Macquarie Group Limited and/or vehicles managed by the Macquarie Group or branded under the Macquarie name or logo;

•	significant volatility in the market price and trading volume of securities of registered investment companies, business development companies or companies in our sectors;

•	the conclusion of a sale or sales of businesses in connection with our pursuit of strategic alternatives or the termination of such efforts;

•	changes in our earnings or variations in operating results;

•	changes in our ratings from any of the ratings agencies;

•	any shortfall in EBITDA excluding non-cash items or Free Cash Flow from levels expected by securities analysts;

•	changes in regulatory policies or tax law;

•	operating performance of companies comparable to us;

•	loss of funding sources; and

•	substantial sales of our common stock by our Manager or other significant stockholders.
The performances of our businesses or our holding company structure may limit our ability to make regular dividends in the future to our stockholders because we are reliant upon the cash flows and distributions from our businesses.
Our Company is a holding company with no operations. We are dependent upon the ability of our businesses to make distributions to our Company to enable it to meet its expenses, and to pay, maintain or grow dividends to stockholders in the future. The ability of our operating subsidiaries and the businesses we own to make distributions to our Company is subject to their operating performance, the terms of their debt agreements and the applicable laws of their respective jurisdictions. In addition, the ability of each business to reduce its outstanding debt will be similarly limited by its operating performance.
We could be adversely impacted by actions of activist stockholders, and such activism could impact the value of our securities.
We value constructive input from our stockholders and the investment community. However, there is no assurance that the actions taken by our Board and management in seeking to maintain constructive engagement with our stockholders will be successful. Certain of our stockholders may express views with respect to the operation of our business, our business strategy, corporate governance considerations or other matters that are contrary to ours. Responding to these, or to actions that may be taken by activist stockholders can be costly and time-consuming, disruptive to our operations and divert the attention of management and our employees. The perceived uncertainties as to our future direction due to activist actions could affect the market price of our securities, result in the loss of potential business opportunities and make it more difficult to attract and retain qualified personnel, board members and business partners.
We are currently subject to putative securities class action and shareholder derivative lawsuits and could become subject to other similar actions in the future, the unfavorable outcome of which could have a materially adverse impact our business or results of operations.
In April 2018, two lawsuits seeking to establish class actions were filed against us and certain current and former officers of our Company and one of our subsidiaries. These lawsuits allege violations of the Securities Exchange Act of 1934, as amended, and Rule 10b-5 thereunder and knowing material misstatements and omissions in our public disclosures concerning our business and the sustainability of our dividend to stockholders. In addition, three shareholder derivative complaints were filed asserting derivative claims on behalf of the Company against certain current and former officers and directors, arising out of the same subject matter at issue in the securities class action lawsuits. While we intend to vigorously defend against these lawsuits, there is no assurance that we will be successful in the defense or that insurance will be available or adequate to fund any settlement or judgment or the litigation costs of the actions. In addition, we are obligated to indemnify and incur legal expenses on behalf of current and former officers under certain circumstances. These lawsuits, and any similar proceedings or claims that may be brought against us in the future, may divert management resources and cause us to incur substantial costs, and any unfavorable outcome could result in payment of damages and could adversely affect our reputation, any or all of which could have a material adverse impact our business and results of operations.
The price of our stock may be vulnerable to actions of market participants whose strategies may not involve buying and holding our securities in pursuit of an attractive total return.
Our common stock has been the subject of short selling efforts by certain market participants. Short sales are transactions in which a market participant borrows, then sells a security that it does not own. The market participant is obligated to replace the security borrowed by purchasing the security at or before the time the security is recalled. If the price at the time of replacement/recall is lower than the price at which the security was originally sold by the market participant, then the market participant will realize a gain on the transaction. Thus, it is in the market participant’s interest for the price of the security to decline during the period up to the time of replacement/recall.

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
We previously identified a material weakness in our internal control over financial reporting, and the failure to maintain an effective system of internal controls in the future could result in loss of investor confidence and adversely impact our stock price.
Effective internal controls are necessary for us to provide reliable and accurate financial statements. In our Annual Report on Form 10-K for the year ended December 31, 2018, we reported management’s conclusion that, because of a material weakness at Atlantic Aviation relating to non-credit card fuel revenues, our internal control over financial reporting was not effective as of such date. During 2019, we completed the remediation measures related to the material weakness and management concluded that our internal control over financial reporting was effective as of December 31, 2019. Completion of remediation does not provide assurance that our remediation or other controls will continue to operate properly. If we are unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected, which could cause investors to lose confidence in our reported financial information and have a negative effect on the trading price of our stock and our access to capital. In addition, implementing any appropriate changes to internal controls will result in additional expenses.
We may issue preferred stock with rights, preferences and privileges that may be superior to the common stock, and these could have negative consequences for holders of our common stock.
We may issue shares of preferred stock in one or more financing transactions. We may also use the authorized preferred stock for funding transactions, including, among other things, acquisitions, strategic partnerships, joint ventures, restructurings, business combinations and investments, although we have no immediate plans to do so. We cannot provide assurances that any such transaction will be consummated on favorable terms or at all, that they will enhance stockholder value, or that it will not adversely affect our business or the trading price of our common stock. Any shares of preferred stock could be issued with rights, preferences and privileges that may be superior to those of our common stock. In addition, preferred stock could be issued for capital raising, financing and acquisition needs or opportunities that have the effect of making an acquisition of our Company more difficult or costly, as could also be the case if the Board were to issue additional common stock.
Our reported Earnings per Share (EPS), as defined under GAAP, does not reflect the cash generated by our businesses and may result in unfavorable comparisons with other businesses.
Our businesses own and invest in high-value, long-lived assets that generate substantial amounts of depreciation and amortization. Depreciation and amortization are non-cash expenses that serve to reduce reported EPS. We pay our Manager base management fees and may pay performance fees both of which may be reinvested in additional shares thereby rendering them a non-cash expense. Whether the fees are settled in cash or reinvested in additional shares, they have the effect of reducing EPS. As a result, our financial performance may appear to be substantially worse compared with other businesses. To the extent that our results appear to be worse, we may have relatively greater difficulty attracting investors in our stock.
Our total assets include a substantial amount of goodwill and other intangible assets. The write-off of a significant portion of intangible assets would negatively affect our reported earnings.
Our total assets reflect a substantial amount of goodwill and other intangible assets. At December 31, 2019, goodwill and other intangible assets, net, represented approximately 40% of our total assets. Goodwill and other intangible assets were primarily recognized as a result of the acquisitions of our businesses. Other intangible assets consist primarily of airport operating rights, customer relationships and trade names. On at least an annual basis, we assess whether there has been any impairment in the value of goodwill and other intangible assets or when there are triggering events or circumstances. If the carrying value of the tested asset exceeds its estimated fair value, impairment is deemed to have occurred. In this event, the intangible is written down to fair value. Under current accounting rules, this would result in a charge to reported earnings. We have recognized significant impairments in the past, and any future determination requiring the write-off of a significant portion of goodwill or other intangible assets would negatively affect our reported earnings and total capitalization and could be material.

Our total assets include a substantial amount of intangible assets and fixed assets. The depreciation and amortization of these assets may negatively impact our reported earnings.
The high level of intangible and physical assets written up to fair value upon acquisition of our businesses generates substantial amounts of depreciation and amortization. These non-cash items serve to lower net income as reported in our consolidated statement of operations as well as our taxable income. The generation of net losses or relatively small net income may contribute to a net operating loss (NOL) carryforward that can be used to offset current taxable income in future periods. However, the continued reporting of little or negative net income may adversely affect the attractiveness of our Company to some potential investors and may reduce the market for our common stock.
Risks Related to Taxation
The current treatment of qualified dividend income and long-term capital gains under U.S. federal income tax law may be changed in the future.
Under current law, qualified dividend income and long-term capital gains are taxed to non-corporate investors at a maximum U.S. federal income tax rate of 20%. In addition, certain holders that are individuals, estates or trusts are subject to 3.8% surtax on all or a portion of their “net investment income,” which may include all or a portion of their dividend income and net gains from the disposition of our shares. This tax treatment may be adversely affected, changed or repealed in the future and may affect market perceptions of our Company and the market price of our shares could be negatively affected.
Our ability to use our NOL carryforwards to offset future taxable income may be subject to certain limitations.
In general, under Section 382 of the Internal Revenue Code of 1986, as amended, or the Code, and analogous state income tax provisions, a corporation (or other entity taxable as a corporation, such as the Company) that undergoes an “ownership change” is subject to limitations on its ability to utilize its pre-change NOLs and certain other tax attributes to offset future taxable income. Generally speaking, an “ownership change” occurs if the aggregate percentage ownership of the stock of the corporation held by one or more “five-percent stockholders” (as defined in the Code) increases by more than fifty percentage points over such stockholders’ lowest percentage ownership during the testing period, which is generally the three year-period ending on the transaction date. If we undergo an ownership change, our ability to utilize NOLs and certain other tax attributes could be limited.
We have significant state income tax NOLs, which may not be realized before they expire.
We have incurred state NOLs and have provided a valuation allowance against a portion of those. There can be no assurance that we will utilize these state losses or future losses that may be generated. Further, several states have imposed limitations on the ability of NOL carryforwards to offset current year income. There can be no assurance that other states will not suspend or limit the use of NOL carryforwards.
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
Our Company could be adversely affected by changes in tax laws and/or changes in the interpretation of existing tax laws.
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
Atlantic Aviation owns or leases vehicles including fuel trucks and other equipment needed to provide service to customers. Routine maintenance is performed on this equipment and a portion is replaced as appropriate to ensure continued safe and efficient operations and the maintenance of service level standards. Management believes the equipment is generally well maintained and adequate for present operations. Changes in market conditions allowed Atlantic Aviation to move to purchasing or procuring capital leases for larger equipment. Atlantic Aviation believes that these assets are a core part of the business and have long useful lives making ownership desirable if conditions permit.
MIC Hawaii
Hawaii Gas owns real property and equipment including its SNG plant on Oahu and the land on which it sits; several LPG storage yards on islands other than Oahu; approximately 1,100 miles of underground piping, of which approximately 900 miles are on Oahu; and a 22-mile transmission pipeline from the SNG plant to Pier 38 in Honolulu. In addition, MIC Hawaii has controlling interests in operating solar facilities and distributed energy products. For more information regarding MIC Hawaii’s operations, see “Our Businesses — MIC Hawaii — Fuel Supply, SNG Plant and Distribution System” in Part I, Item 1.

ITEM 3. LEGAL PROCEEDINGS
There are no legal proceedings pending that we believe will have a material adverse effect on us. We are involved in ordinary course legal, regulatory, administrative and environmental proceedings that are incidental to our businesses. Typically, expenses associated with these proceedings are covered by insurance.

IMTT Bayonne — Remediation
The Bayonne, New Jersey terminal, portions of which have been acquired over a 30-year period, have pervasive remediation requirements that were assumed at the time of purchase from the various former owners. One former owner retained environmental remediation responsibilities for a purchased site and shares in other remediation costs. These remediation requirements are documented in two memoranda of agreement and an administrative consent order with the State of New Jersey. Remediation efforts entail removal of free product, soil treatment, repair/replacement of sewer systems, and the implementation of containment and monitoring systems. These remediation activities are estimated to span a period of ten to twenty or more years and cost from $30 million to $65 million over the next 20 years. The cost of the remediation activities at the terminal are estimated based on currently available information, in undiscounted U.S. dollars and is inherently subject to relatively large fluctuation.
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

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our shares are traded on the NYSE under the symbol “MIC”. As of February 21, 2020, we had 86,742,424 shares issued and outstanding that we believe were held by approximately 280 holders of record.
The following graph compares MIC’s total return to the total return of the MSCI U.S. Utilities Index and to the Russell 1000 Index for the period January 1, 2015 through December 31, 2019. The MSCI U.S. Utilities Index is the benchmark against which MIC’s total return (dividends plus capital appreciation) is measured when determining the generation of a performance fee.

Index Levels
200
180
160
140
120
100
80
60
40
20
0
Jan-15
Jul-15
Jan-16
Jul-16
Jan-17
Jul-17
Jan-18
Jul-18
Jan-19
Jul-19
Jan-20
Russell 1000
MSCI US Utilities Index
MIC
MIC
Russell 1000
MSCI US Utilities Index

Securities Authorized for Issuance Under Equity Compensation Plans
The table below sets forth information with respect to shares authorized for issuance as of December 31, 2019:

Plan Category	Plan	Number of Securities to Be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1) (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Under Column (a)) (c)
Equity compensation plans approved by stockholders	2014 Independent Directors Equity Plan(2)	21,390	$—	227,224
	2016 Omnibus Employee Incentive Plan(3)	131,261	—	1,368,739
Equity compensation plans not approved by stockholders		—	—	—
Total		152,651	$—	1,595,963
_____________

(1)
Represents the number of shares issuable upon the vesting of director stock units pursuant to our 2014 Independent Directors Equity Plan (2014 Plan) and restricted and performance stock units pursuant to our 2016 Omnibus Employee Incentive Plan (2016 Plan).

(2)
The 2014 Plan provides for the grant of director stock units covering up to 300,000 shares of common stock. Only our Company’s independent directors are eligible under the 2014 Plan. Each director stock unit is an unsecured promise to transfer one share of our common stock on the settlement date, subject to satisfaction of the applicable terms and conditions. The units vest on the day prior to the following year’s annual meeting.

(3)
The 2016 Plan provides for the grant of equity awards covering up to 1,500,000 shares of common stock. The employees of the operating businesses, consultants and others who provide service for our Company are eligible under the 2016 Plan. Types of awards include stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, cash-based awards and other stock-based awards. Equity awards under the 2016 Plan generally vest no earlier than the first anniversary of the date of grant.

Dividend Policy
We intend to provide investors with the benefits of access to a portfolio of infrastructure and infrastructure-like businesses that we believe will generate growing amounts of cash flow over time as a result of their positive correlation with inflation and provision of basic services to customers. Consistent with this, we intend to distribute most of the cash generated from operations of our businesses as a quarterly cash dividend. Our Board has authorized a quarterly cash dividend of $1.00 per share for the quarter ended December 31, 2019. Together with the dividends for the first three quarters for 2019, this represents a cumulative 2019 dividend of $4.00 per share.
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

Since January 1, 2018, MIC has paid or declared the following dividends:

Declared	Period Covered	$ per Share	Record Date	Payable Date
February 14, 2020	Fourth quarter 2019	$1.00	March 6, 2020	March 11, 2020
October 29, 2019	Third quarter 2019	1.00	November 11, 2019	November 14, 2019
July 30, 2019	Second quarter 2019	1.00	August 12, 2019	August 15, 2019
April 29, 2019	First quarter 2019	1.00	May 13, 2019	May 16, 2019
February 14, 2019	Fourth quarter 2018	1.00	March 4, 2019	March 7, 2019
October 30, 2018	Third quarter 2018	1.00	November 12, 2018	November 15, 2018
July 31, 2018	Second quarter 2018	1.00	August 13, 2018	August 16, 2018
May 1, 2018	First quarter 2018	1.00	May 14, 2018	May 17, 2018
February 19, 2018	Fourth quarter 2017	1.44	March 5, 2018	March 8, 2018
Tax Treatment of 2019 Dividends
The Company has determined that 100% of the dividends paid in 2019 were characterized as a dividend for U.S. federal income tax purposes. Future dividends, if any, may be characterized as either dividends or returns of capital depending on the earnings and profits of the Company as determined in accordance with the Internal Revenue Code. Holders of MIC shares are encouraged to seek their own tax advice regarding their investment in MIC.

ITEM 6. SELECTED FINANCIAL DATA
The selected financial data includes the results of operations, cash flows and balance sheet data for the years ended, and as of, December 31, 2019, 2018, 2017, 2016 and 2015 for our consolidated group, with the results of businesses acquired during those five years included from the date of each acquisition. The selected financial data for each of the five years in the period ended December 31, 2019 have been derived from the consolidated financial statements of the Company, as adjusted for the presentation of discontinued operations. The information below should be read in conjunction with the consolidated financial statements (and notes thereto) and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7.

	Year Ended December 31,
	2019	2018	2017	2016	2015
	($ In Millions, Except Share and Per Share Data)
STATEMENT OF OPERATIONS DATA:
Revenue
Service revenue	$1,484	$1,515	$1,446	$1,289	$1,289
Product revenue	243	246	223	213	227
Total revenue	1,727	1,761	1,669	1,502	1,516
Cost and expenses
Cost of services	653	712	624	524	551
Cost of product sales	165	179	144	119	150
Selling, general and administrative	334	327	306	278	275
Fees to Manager - related party	32	45	71	68	355
Goodwill impairment	—	3	—	—	—
Depreciation	195	193	178	176	170
Amortization of intangibles	59	68	64	61	98
Total operating expenses	1,438	1,527	1,387	1,226	1,599
Operating income (loss)	289	234	282	276	(83)
Interest income	7	1	—	—	—
Interest expense	(154)	(113)	(87)	(96)	(94)
Other (expense) income, net	(2)	(7)	9	18	—
Net income (loss) from continuing operations before income taxes	140	115	204	198	(177)
(Provision) benefit for income taxes	(39)	(50)	230	(69)	56
Net income (loss) from continuing operations	$101	$65	$434	$129	$(121)

Discontinued Operations(1)
Net income (loss) from discontinued operations before income taxes	$85	$32	$18	$28	$(2)
(Provision) benefit for income taxes	(33)	(2)	4	(2)	9
Net income from discontinued operations	52	30	22	26	7
Net income (loss)	$153	$95	$456	$155	$(114)

Net income (loss) from continuing operations	$101	$65	$434	$129	$(121)
Less: net loss attributable to noncontrolling interests	—	(3)	—	(3)	—
Net income (loss) from continuing operations attributable to MIC	$101	$68	$434	$132	$(121)

	Year Ended December 31,
	2019	2018	2017	2016	2015
	($ In Millions, Except Share and Per Share Data)
STATEMENT OF OPERATIONS DATA:
Net income from discontinued operations	$52	$30	$22	$26	$7
Less: net (loss) income attributable to noncontrolling interests	(3)	(39)	5	2	(6)
Net income from discontinued operations attributable to MIC	$55	$69	$17	$24	$13
Net income (loss) attributable to MIC	$156	$137	$451	$156	$(108)

Basic income (loss) per share from continuing operations attributable to MIC	$1.17	$0.80	$5.22	$1.63	$(1.55)
Basic income per share from discontinued operations attributable to MIC	0.65	0.80	0.20	0.30	0.16
Basic income (loss) per share attributable to MIC	$1.82	$1.60	$5.42	$1.93	$(1.39)
Weighted average number of shares outstanding: basic	86,178,212	85,233,989	83,204,404	80,892,654	77,997,826
Diluted income (loss) per share from continuing operations attributable to MIC	$1.17	$0.80	$4.94	$1.55	$(1.55)
Diluted income per share from discontinued operations attributable to MIC	0.65	0.80	0.19	0.30	0.16
Diluted income (loss) per share attributable to MIC	$1.82	$1.60	$5.13	$1.85	$(1.39)
Weighted average number of shares outstanding: diluted	86,204,301	85,249,865	91,073,362	82,218,627	77,997,826
Cash dividends declared per share	$4.00	$4.00	$5.56	$5.05	$4.46

	Year Ended December 31,
	2019	2018	2017	2016	2015
	($ In Millions)
STATEMENT OF CASH FLOWS DATA:
Cash flow from continuing operations
Cash provided by operating activities	$468	$473	$464	$488	$361
Cash used in investing activities	(248)	(156)	(421)	(288)	(238)
Cash (used in) provided by financing activities	(706)	(390)	70	(138)	302
Net (decrease) increase in cash, cash equivalents and restricted cash from continuing operations	$(486)	$(73)	$113	$62	$425
Cash flow from discontinued operations(1)
Cash (used in) provided by operating activities	$(48)	$46	$65	$72	$20
Cash provided by (used in) investing activities	239	616	(136)	(86)	(208)
Cash provided by (used in) financing activities	24	(31)	(32)	(29)	(264)
Net increase (decrease) in cash, cash equivalents and restricted cash from discontinued operations	$215	$631	$(103)	$(43)	$(452)

	As of December 31,
	2019	2018	2017	2016	2015
	($ In Millions)
BALANCE SHEET DATA:
Current assets from continuing operations	$529	$772	$271	$209	$179
Current assets held for sale(1)	—	648	37	36	38
Total current assets	529	1,420	308	245	217
Property, equipment, land and leasehold improvements, net	3,202	3,141	3,197	2,963	2,869
Operating lease assets, net(2)	336	—	—	—	—
Intangible assets, net	729	789	852	822	864
Goodwill	2,043	2,043	2,047	2,003	1,996
Noncurrent assets held for sale(1)	—	—	1,551	1,476	1,342
Total assets	6,861	7,444	8,009	7,559	7,309
Current liabilities from continuing operations	230	521	205	196	261
Current liabilities held for sale(1)	—	317	51	55	48
Total current liabilities(2)	230	838	256	251	309
Deferred income taxes	679	681	645	904	827
Long-term debt, net of current portion	2,654	2,653	2,992	2,473	2,226
Operating lease liabilities - noncurrent(2)	320	—	—	—	—
Noncurrent liabilities held for sale(1)	—	—	603	643	601
Total liabilities	4,050	4,327	4,658	4,412	4,106
Stockholders' equity	2,802	2,965	3,154	2,953	3,030
_____________

(1)
See Note 5, “Discontinued Operations and Dispositions”, in our consolidated financial statements in “Financial Statements and Supplementary Data” in Part II, Item 8, of this Form 10-K for further discussions.

(2)
In 2019, we adopted ASU No. 2016-2, Leases (Topic 842), which requires lessees to recognize a right-of-use asset and lease liability on the balance sheet. See Note 3, "Implementation of ASU No. 2016-2", and Note 4, "Leases", in our consolidated financial statements in “Financial Statements and Supplementary Data” in Part II, Item 8, of this Form 10-K for further discussions.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of the financial condition and results of operations of Macquarie Infrastructure Corporation should be read in conjunction with the consolidated financial statements and the notes to those statements included elsewhere herein.
Results of Operations: 2018 vs. 2017
Unless specified below, for a comparison and discussion of our consolidated and operating businesses' results of operations for 2018 compared with 2017, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7, in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the U.S. Securities and Exchange Commission on February 20, 2019.
Results of Operations: Consolidated
In October 2019, in addition to the active management of our existing portfolio of businesses, our Board resolved to simultaneously pursue strategic alternatives including potentially a sale of our Company or our operating businesses as a means of unlocking additional value for stockholders. We have not set a timetable for completing any transaction and there can be no assurance that any transaction(s) will occur on favorable terms or at all.
In 2019, consistent with our strategic objective of divesting of smaller and non-core businesses, we completed the sale of our wind and solar power generating portfolios. The sales resulted in the deconsolidation of $295 million of long-term debt. In addition, we also completed the sale of our majority interest in a renewable power development business and concluded a relationship with a third-party developer of renewable power facilities.
In July 2019, we fully repaid the outstanding balance of $350 million of 2.875% Convertible Senior Notes at maturity using cash on hand. Our leverage at December 31, 2019 was 3.9 times Net Debt/EBITDA.
Our 2019 consolidated results reflect: (i) a termination payment received at IMTT, (ii) the absence of any contribution from the sale of the mechanical contractor business and an environmental services business during 2018; (iii) increases in hangar rental revenue and the amount of fuel sold at Atlantic Aviation; and (iv) the positive impact of new utility rates implemented in July 2018 at Hawaii Gas. Contributions to our results for 2019 were partially offset by lower fee income from a third-party developer of renewable power projects and overall higher professional services fees.
Results from discontinued operations increased in 2019 compared with 2018 primarily as a result of the gain on sale of our wind and solar power generating facilities and the gain on sale of our majority interest in a renewable power development business. The increase in 2019 was partially offset by the absence of a contribution from the BEC business sold in October 2018, and the income tax expense associated with the gain on sale of our renewable businesses in 2019.

Results of Operations: Consolidated — (continued)

	Year Ended December 31,		Change Favorable/(Unfavorable)
	2019	2018	$	%
	($ In Millions, Except Share and Per Share Data) (Unaudited)
Revenue
Service revenue	$1,484	$1,515	(31)	(2)
Product revenue	243	246	(3)	(1)
Total revenue	1,727	1,761	(34)	(2)
Costs and expenses
Cost of services	653	712	59	8
Cost of product sales	165	179	14	8
Selling, general and administrative	334	327	(7)	(2)
Fees to Manager - related party	32	45	13	29
Goodwill impairment	—	3	3	100
Depreciation	195	193	(2)	(1)
Amortization of intangibles	59	68	9	13
Total operating expenses	1,438	1,527	89	6
Operating income	289	234	55	24
Other income (expense)
Interest income	7	1	6	NM
Interest expense(1)	(154)	(113)	(41)	(36)
Other expense, net	(2)	(7)	5	71
Net income from continuing operations before income taxes	140	115	25	22
Provision for income taxes	(39)	(50)	11	22
Net income from continuing operations	101	65	36	55
Discontinued Operations
Net income from discontinued operations before income taxes	85	32	53	166
Provision for income taxes	(33)	(2)	(31)	NM
Net income from discontinued operations	52	30	22	73
Net income	153	95	58	61

Net income from continuing operations	101	65	36	55
Less: net loss attributable to noncontrolling interests	—	(3)	(3)	(100)
Net income from continuing operations attributable to MIC	101	68	33	49
Net income from discontinued operations	52	30	22	73
Less: net loss attributable to noncontrolling interests	(3)	(39)	(36)	(92)
Net income from discontinued operations attributable to MIC	55	69	(14)	(20)
Net income attributable to MIC	$156	$137	19	14
Basic income per share from continuing operations attributable to MIC	$1.17	$0.80	0.37	46
Basic income per share from discontinued operations attributable to MIC	0.65	0.80	(0.15)	(19)
Basic income per share attributable to MIC	$1.82	$1.60	0.22	14
Weighted average number of shares outstanding: basic	86,178,212	85,233,989	944,223	1
_____________
NM — Not meaningful

(1)	Interest expense includes losses on derivative instruments of $13 million and gains on derivative instruments of $8 million in 2019 and 2018, respectively.
Revenue
Consolidated revenues decreased in 2019 compared with 2018 primarily as a result of, (i) the sale of the mechanical contractor business and an environmental services business during 2018; (ii) lower average storage rates and decrease in utilization at IMTT; (iii) lower wholesale cost of fuel at Atlantic Aviation; and (iv) lower amount of gas sold by Hawaii Gas. The decrease in revenue in 2019 were partially offset by the receipt of the termination payment by IMTT, increases in hangar rentals and the amount of fuel sold at Atlantic Aviation and the positive impact of new utility rates implemented at Hawaii Gas.

Results of Operations: Consolidated — (continued)

Cost of Services and Product Sales
Consolidated cost of services and cost of product sales decreased in 2019 compared with 2018 primarily due to, (i) the absence of costs related to the mechanical contractor business and environmental services business, (ii) lower wholesale cost of fuel at Atlantic Aviation; and (iii) a less of an unfavorable change in unrealized losses on commodity hedges at Hawaii Gas (see “Results of Operations — MIC Hawaii” below).
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased in 2019 compared with 2018 primarily due to, (i) higher salaries and benefits, rent and professional fees at Atlantic Aviation; (ii) an increase in expenses incurred in connection with our pursuit of strategic alternatives; (iii) expenses related to a long-term incentive compensation plan for senior management of our operating businesses implemented in 2019; and (iv) consulting expenses incurred in connection with our evaluation of opportunities for improved efficiencies.
The increase in selling, general and administrative expenses in 2019 was partially offset by the absence of expenses related to businesses that were sold during 2018, lower costs incurred in connection with the evaluation of various investment and acquisition and disposition opportunities and lower professional services fees, primarily in connection with ongoing litigation.
Fees to Manager
Our Manager is entitled to a monthly base management fee based on our market capitalization and potentially a quarterly performance fee based on total stockholder returns relative to a U.S. utilities index. We incurred base management fees of $32 million and $45 million in 2019 and 2018, respectively. Base management fees decreased primarily due to our Manager’s waiver of two elements of the base management fee to which it is entitled and a reduction in the market capitalization of our Company. Effective November 1, 2018, base management fees were calculated on the equity market capitalization of our Company less cash on hand at the holding company. No performance fees were incurred in either of the current or prior comparable periods. The unpaid portion of base management fees and performance fees, if any, at the end of each reporting period is included in the line item Due to Manager-related party in our consolidated balance sheets.
In accordance with the Third Amended and Restated Management Services Agreement, our Manager elected to reinvest any fees to which it was entitled in new primary shares in all of the period shown below and has currently elected to reinvest future base management fees and performance fees, if any, in new primary shares.

Period	Base Management Fee Amount ($ in Millions)	Performance Fee Amount ($ in Millions)	Shares Issued
2019 Activities:
Fourth quarter 2019	$9	$—	208,881	(1)
Third quarter 2019	8	—	201,827
Second quarter 2019	7	—	192,103
First quarter 2019	8	—	184,448
2018 Activities:
Fourth quarter 2018	$9	$—	220,208
Third quarter 2018	12	—	269,286
Second quarter 2018	11	—	277,053
First quarter 2018	13	—	265,002
_____________

(1)
Our Manager elected to reinvest all of the monthly base management fees for the fourth quarter of 2019 in new primary shares. We issued 208,881 shares for the quarter ended December 31, 2019, including 70,954 shares that were issued in January 2020 for the December 2019 monthly base management fee.

Goodwill Impairment
During 2018, we wrote-off the goodwill balance related to the mechanical contractor business.
Depreciation
Depreciation expense increased in 2019 compared with 2018 primarily reflecting assets placed in service, partially offset by the write-off of fixed assets related to the mechanical contractor business in 2018.

Results of Operations: Consolidated — (continued)

Amortization of Intangibles
Amortization of intangibles decreased in 2019 compared with 2018 primarily due to write-off of intangible assets related to the mechanical contractor business in 2018.
Interest Expense and (Losses) Gains on Derivative Instruments
Interest expense includes losses on derivative instruments of $13 million and gains on derivative instruments of $8 million in 2019 and 2018, respectively. (Losses) gains on derivatives recorded in interest expense are attributable to the change in fair value of interest rate hedging instruments. In 2018, interest expense also included non-cash write-off of deferred financing costs at Atlantic Aviation related to the December 2018 refinancing of its term loan and revolving credit facility. Excluding the derivative adjustments and the write-off of deferred financing costs, cash interest expense increased to $113 million in 2019 from $98 million in 2018 reflects primarily an increase in the weighted average interest rate of debt facilities. See discussions of interest expense for each of our operating businesses below.
Other Expense, net
Other expense, net, decreased primarily due to the absence of the write-down of our investment in the mechanical contractor business in 2018 and the decrease in fee income in 2019 from a third-party developer of renewable power facilities, which concluded in July 2019. The decrease in other expense, net, also reflects the write-off of costs associated with projects related to the importation of bulk LNG that were terminated by Hawaii Gas in 2019.
Discontinued Operations
Income from discontinued operations increased primarily as a result of the gain on sale of our wind and solar power generating facilities and the gain on sale of our majority interest in a renewable power development business during 2019. The increase in 2019 was partially offset by the absence of a contribution from the BEC business sold in October 2018.
Income Taxes
We file a consolidated federal income tax return that includes the financial results of IMTT, Atlantic Aviation, MIC Hawaii and our allocable share of the taxable income (loss) from the solar and wind facilities through the date of sale. The solar and wind facilities in which we owned less than 100% of the equity were held in limited liability companies and treated as partnerships for tax purposes. Pursuant to a tax sharing agreement, the businesses included in our consolidated federal income tax return pay MIC an amount equal to the federal income tax each would have paid on a standalone basis as if they were not part of the consolidated federal income tax return. In addition, our businesses file income tax returns and may pay taxes in the state and local jurisdictions in which they operate.
At December 31, 2018, we had $152 million in federal income tax NOL carryforwards, which were used to fully offset the 2019 federal taxable income from continuing operations and a portion of the taxable gain on the sale of the renewable business in 2019. We recorded $12 million in current state income tax liability from continuing operations. In addition, we incurred $33 million in current federal income tax liability and $9 million in current state income tax liability from discontinued operations primarily from the gain on sale of the renewable businesses during the year.

In 2017, we recorded an income tax benefit primarily due to the impact of the Tax Cut and Jobs Act in 2017. The Tax Cut and Jobs Act required the revaluation of the net deferred tax liability which resulted in a tax benefit of $312 million (primarily at IMTT and Atlantic Aviation).
Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items and Free Cash Flow
In addition to our results under U.S. GAAP, we use certain non-GAAP measures including EBITDA excluding non-cash items and Free Cash Flow to assess the performance and prospects of our businesses.
We measure EBITDA excluding non-cash items as it reflects our businesses’ ability to effectively manage the amount of products sold or services provided, the operating margin earned on those transactions and the management of operating expenses independent of the capitalization and tax attributes of those businesses. We believe investors use EBITDA excluding non-cash items primarily as a measure of the operating performance of MIC’s businesses and to make comparisons with the operating performance of other businesses whose depreciation and amortization expense may vary widely from ours, particularly where acquisitions and other non-operating factors are involved. We define EBITDA excluding non-cash items as net income (loss) or earnings — the most comparable GAAP measure — before interest, taxes, depreciation and amortization and non-cash items including impairments, unrealized derivative gains and losses, adjustments for other non-cash items and pension expense reflected in the statements of operations. EBITDA excluding non-cash items also excludes base management fees and performance fees, if any, whether paid in cash or stock.

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

	Year Ended December 31,		Change Favorable/(Unfavorable)
	2019	2018	$	%
	($ In Millions) (Unaudited)
Net income from continuing operations	$101	$65
Interest expense, net(1)	147	112
Provision for income taxes	39	50
Depreciation	195	193
Amortization of intangibles	59	68
Fees to Manager- related party	32	45
Goodwill impairment	—	3
Other non-cash expense, net(2)	26	33
EBITDA excluding non-cash items - continuing operations	$599	$569	30	5

EBITDA excluding non-cash items - continuing operations	$599	$569
Interest expense, net(1)	(147)	(112)
Adjustments to derivative instruments recorded in interest expense(1)	21	(1)
Amortization of debt financing costs(1)	9	11
Amortization of debt discount(1)	4	4
Provision for current income taxes	(12)	(14)
Changes in working capital(3)	(6)	16
Cash provided by operating activities - continuing operations	468	473
Changes in working capital(3)	6	(16)
Maintenance capital expenditures	(69)	(49)
Free cash flow - continuing operations	405	408	(3)	(1)
Free cash flow - discontinued operations	(31)	67	(98)	(146)
Total Free Cash Flow	$374	$475	(101)	(21)
_____________

(1)
Interest expense, net, includes adjustments to derivative instruments, non-cash amortization of deferred financing fees and non-cash amortization of debt discount related to the 2.00% Convertible Senior Notes due October 2023. Interest expense, net, also included a non-cash write-off of deferred financing fees related to December 2018 refinancing at Atlantic Aviation.

(2)
Other non-cash expense, net, primarily includes pension expense of $9 million and $8 million in 2019 and 2018, respectively, unrealized gains (losses) on commodity hedges, expenses related to a long-term incentive compensation plan for senior management of the operating businesses implemented in 2019 and non-cash gains (losses) related to the disposal of assets. Pension expense primarily consists of interest cost, expected return on plan assets and amortization of actuarial and performance gains and losses. Other non-cash expense, net, also includes the write-down of our investment in the mechanical contractor business in 2018. See “Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items and Free Cash Flow” above for further discussions.

(3)
In 2019, the changes in working capital include the current federal income tax paid primarily related to the gain on sale of the renewable businesses reported in the results from discontinued operations.

Results of Operations: IMTT

The financial performance of IMTT is driven by the amount of bulk liquid storage capacity the business has under contract (lease) and the rates for storage and other services achieved on those contracts. The portion of IMTT’s storage capacity under lease (utilization) averaged 85.2% and 84.0% for the quarter and year ended December 31, 2019, respectively, compared with 82.0% and 84.6% for the quarter and year ended December 31, 2018, respectively. The decrease in average utilization for the full year primarily reflects a reduction in demand for storage and handling of clean refined petroleum products in the New York Harbor market, partially offset by increased demand for storage and handling of heavy petroleum products in the Lower Mississippi River market. IMTT expects utilization to average in the high 80s percent for full year 2020, subject to market conditions.
IMTT renewed certain contracts for storage and handling of clean refined petroleum products in the New York Harbor market at lower average rates in 2019. The impact of lower average rates was partially offset by an increase in utilization, primarily in the Lower Mississippi River market, related to demand for storage and handling of a range of products related to the implementation of the International Maritime Organization’s IMO Marpol Annex VI (IMO 2020) regulations on January 1, 2020. Demand for storage of heavy and residual products as well as other IMO 2020 suitable blend stocks increased in the Lower Mississippi River market during the past year.
The changes in demand for marine fuels associated with the implementation of IMO 2020 are expected to continue to create uncertainty for the fuel supply and storage markets through the first half of 2020. The uncertainty is being driven by issues associated with changes in supply chain logistics, uncertainty around product specification, blending capabilities, product sustainability and compatibility with marine engines among others.
On February 20, 2020, IMTT entered into an agreement with Diamond Green Diesel (DGD), a joint venture between Valero Energy Corporation and Darling Ingredients, pursuant to which it will construct two pipelines connecting its St. Rose, L.A. terminal with the DGD renewable diesel refinery at Norco, L.A. five miles away. IMTT will also expand its marine and rail infrastructure and repurpose approximately 790,000 barrels of existing storage capacity from heavy and residual petroleum service to renewable diesel feedstocks and finished product. The project is expected to be completed prior to the end of 2021.
IMTT works with existing and new customers continuously to meet their storage and logistics needs. Critical to IMTT’s success is its ability to construct new assets on a build-to-suit basis and/or to repurpose existing tanks and infrastructure to meet these needs. These projects range from simple, inexpensive modifications to large scale developments requiring extensive planning and capital investment. IMTT currently expects these development and repurposing efforts will, going forward, (i) increase its customer base and brand loyalty, (ii) improve utilization and average storage rates, (iii) increase exposure to new products that it believes have better sustainable growth prospects, (iv) generate a larger proportion of its revenue from longer-dated contracts and (iv) reduce its exposure to short-term, cyclical markets with slower growth prospects.

Results of Operations: IMTT — (continued)

	Year Ended December 31,		Change Favorable/(Unfavorable)
	2019	2018
	$	$	$	%
	($ In Millions) (Unaudited)
Revenue	515	510	5	1
Cost of services	204	201	(3)	(1)
Selling, general and administrative expenses	33	32	(1)	(3)
Depreciation and amortization	132	132	—	—
Operating income	146	145	1	1
Interest expense, net(1)	(47)	(46)	(1)	(2)
Other income, net	1	—	1	NM
Provision for income taxes	(29)	(36)	7	19
Net income	71	63	8	13
Reconciliation of net income to EBITDA excluding non-cash items and a reconciliation of cash provided by operating activities to Free Cash Flow:
Net income	71	63
Interest expense, net(1)	47	46
Provision for income taxes	29	36
Depreciation and amortization	132	132
Other non-cash expense, net(2)	9	9
EBITDA excluding non-cash items	288	286	2	1
EBITDA excluding non-cash items	288	286
Interest expense, net(1)	(47)	(46)
Adjustments to derivative instruments recorded in interest expense(1)	7	(2)
Amortization of debt financing costs(1)	1	2
Provision for current income taxes	(6)	(6)
Changes in working capital	10	5
Cash provided by operating activities	253	239
Changes in working capital	(10)	(5)
Maintenance capital expenditures	(46)	(33)
Free cash flow	197	201	(4)	(2)
_____________
NM — Not meaningful

(1)	Interest expense, net, includes adjustments to derivative instruments and non-cash amortization of deferred financing fees.

(2)
Other non-cash expense, net, primarily includes pension expense of $8 million in both 2019 and 2018 and expenses related to a long-term incentive compensation plan implemented in 2019. Pension expense primarily consists of interest cost, expected return on plan assets and amortization of actuarial and performance gains and losses. See “Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items and Free Cash Flow” above for further discussions.

Revenue
IMTT generates most of its revenue from contracts comprising a fixed monthly charge for access to or use of a specified amount of capacity, infrastructure or land. The monthly charge typically increases annually with inflation. We refer to revenue generated from such contracts or fixed charges as firm commitments. At December 31, 2019, firm commitments had a revenue weighted average remaining contract life of 2.0 years. Revenue from firm commitments, excluding the termination payment received in the quarter ended March 31, 2019, comprised 80.8% of total revenue in 2019.

Results of Operations: IMTT — (continued)

IMTT generated an increase in revenue of $5 million in 2019 compared with 2018 primarily due to the receipt of a $39 million termination payment. The increase was partially offset by an absence of revenue from an environmental services business sold in April 2018, lower average storage rates on new and renewing contracts and the decline in utilization.
Cost of Services and Selling, General and Administrative Expenses
Cost of services and selling, general and administrative expenses combined increased by $4 million in 2019 compared with 2018 primarily due to higher labor costs and increased repair and maintenance costs. The increase in cost of services and selling, general and administrative expenses combined was partially offset by lower fuel costs and the absence of costs related to the environmental services business sold in April 2018.
Interest Expense, net
Interest expense includes losses on derivative instruments of $5 million and gains on derivative instruments of $3 million in 2019 and 2018, respectively. Excluding the derivative adjustments, cash interest expense decreased to $39 million in 2019 from $46 million in 2018 primarily as a result of lower average debt balances.
Income Taxes
The taxable income generated by IMTT is reported on our consolidated federal income tax return. The business files standalone state and foreign income tax returns in the jurisdictions in which it operates. The Provision for Current Income Taxes of $6 million in 2019 in the above table includes $5 million of state income tax expense and $1 million of provincial income tax expense.
Most of the difference between IMTT’s book and federal taxable income relates to depreciation of terminal fixed assets. For book purposes, these fixed assets are depreciated primarily over 5 to 30 years using the straight-line method of depreciation. For federal income tax purposes, these same fixed assets are depreciated primarily over 5 to 15 years using accelerated methods. In addition, most terminal fixed assets qualify for federal bonus tax depreciation. A significant portion of the terminal fixed assets in Louisiana constructed in the period after Hurricane Katrina in 2005 were financed with Growth Opportunity (GO) Zone Bonds. GO Zone Bond financed assets are depreciated, for tax purposes, primarily over 9 to 20 years using the straight-line method. Most of the states in which the business operates do not allow the use of bonus tax depreciation. Louisiana allows the use of bonus depreciation except for assets financed with GO Zone Bonds.
IMTT has state NOL carryforwards that are specific to the state in which they were generated. The utilization of NOL carryforwards may reduce or eliminate state taxable income in the future.
Maintenance Capital Expenditures
In 2019, IMTT incurred maintenance capital expenditures of $46 million and $44 million on an accrual basis and cash basis, respectively, compared with $33 million and $31 million on an accrual basis and cash basis, respectively, in 2018. The increase in maintenance capital expenditures in 2019 was primarily a result of $12 million spent on the first phase of the rehabilitation of a pier in Bayonne. The total cost of maintaining the pier is expected to be approximately $30 million and the work is anticipated to be completed within four years.
Results of Operations: Atlantic Aviation
The fundamental driver of the financial performance of Atlantic Aviation is the number of GA flight movements in a year. Over the long-term, the rate of growth in GA flight movements has tended to be positively correlated with the level of economic activity in the U.S. Based on data reported by the Federal Aviation Administration (FAA), industry-wide domestic flight activity increased by 0.3% for the quarter and year ended December 31, 2019 versus the comparable periods in 2018. According to the U.S. Federal Reserve, the U.S. economy (GDP) expanded at a rate of 2.3% in 2019. Presently, we believe that this represents a temporary break in the historical correlation due to shorter-term factors such as weather conditions and the timing and location of specific events.
According to the data reported by the FAA, the total number of GA flight movements at airports where Atlantic Aviation operates increased by 2.1% and 0.8% during the quarter and year ended December 31, 2019, respectively, versus the prior comparable periods.
Atlantic Aviation seeks to extend FBO leases prior to their maturity in order to maintain visibility into the cash generating capacity of these assets over the long-term. Atlantic Aviation calculates a weighted average remaining lease life based on EBITDA excluding non-cash items in the prior calendar year adjusted for the impact of acquisitions, dispositions and lease extensions. The weighted average remaining lease life was 19.0 years and 19.9 years at December 31, 2019 and 2018, respectively.

Results of Operations: Atlantic Aviation — (continued)

	Year Ended December 31,		Change Favorable/(Unfavorable)
	2019	2018
	$	$	$	%
	($ In Millions) (Unaudited)
Revenue	972	962	10	1
Cost of services (exclusive of depreciation and amortization shown separately below)	449	467	18	4
Gross margin	523	495	28	6
Selling, general and administrative expenses	249	232	(17)	(7)
Depreciation and amortization	106	106	—	—
Operating income	168	157	11	7
Interest expense, net(1)	(74)	(25)	(49)	(196)
Other expense, net	(1)	(1)	—	—
Provision for income taxes	(24)	(35)	11	31
Net income	69	96	(27)	(28)
Reconciliation of net income to EBITDA excluding non-cash items and a reconciliation of cash provided by operating activities to Free Cash Flow:
Net income	69	96
Interest expense, net(1)	74	25
Provision for income taxes	24	35
Depreciation and amortization	106	106
Other non-cash expense, net(2)	3	1
EBITDA excluding non-cash items	276	263	13	5
EBITDA excluding non-cash items	276	263
Interest expense, net(1)	(74)	(25)
Convertible senior notes interest(3)	—	(7)
Adjustments to derivative instruments recorded in interest expense(1)	12	1
Amortization of debt financing costs(1)	4	4
Provision for current income taxes	(22)	(23)
Changes in working capital	13	13
Cash provided by operating activities	209	226
Changes in working capital	(13)	(13)
Maintenance capital expenditures	(16)	(8)
Free cash flow	180	205	(25)	(12)
_____________

(1)
Interest expense, net, includes adjustments to derivative instruments and non-cash amortization of deferred financing fees. In 2018, interest expense also included non-cash write-off of deferred financing costs related to the December 2018 refinancing.

(2)
Other non-cash expense, net, primarily includes expenses related to a long-term incentive compensation plan implemented in 2019 and non-cash gains (losses) related to the disposal of assets. See “Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items and Free Cash Flow” above for further discussions.

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

Results of Operations: Atlantic Aviation — (continued)

Atlantic Aviation generates most of its revenue from sales of jet fuel. Increases and decreases in the cost of jet fuel are generally passed through to customers in real time. Accordingly, reported revenue will fluctuate based on the cost of jet fuel to Atlantic Aviation and may not reflect the business’ ability to effectively manage the amount of fuel sold and the margin achieved on those sales. For example, an increase in revenue may be attributable to an increase in the cost of the jet fuel and not an increase in the amount or margin per gallon. Conversely, a decline in revenue may be attributable to a decrease in the cost of jet fuel and not a reduction in the amount or margin per gallon.
Gross margin, which we define as revenue less cost of services, excluding depreciation and amortization, is the effective “top line” for Atlantic Aviation as it reflects the business’ ability to drive growth in the amount of products and services sold and the margins earned on those sales over time. We believe that our investors view gross margin as reflective of our ability to manage amount and price throughout the commodity cycle. Gross margin can be reconciled to operating income — the most comparable GAAP measure — by subtracting selling, general and administrative expenses and depreciation and amortization in the table above.
Revenue and Gross Margin
The majority of the revenue generated and gross margin earned by Atlantic Aviation is the result of fueling GA aircraft at facilities located at the 70 U.S. airports on which the business operates. Atlantic Aviation seeks to maintain and, where appropriate, increase dollar-based margins on fuel sales.
Revenue increased in 2019 compared with 2018 as a result of an increase in the amount of fuel sold and an increase in rental revenue, partially offset by a lower wholesale cost of fuel. The decrease in the wholesale cost of fuel is reflected in a corresponding decrease in cost of services.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased in 2019 compared with 2018 primarily as a result of higher salaries and benefits, rent and professional fees.
Operating Income
Operating income increased in 2019 compared with 2018 due to the increase in gross margin, partially offset by the increase in selling, general and administrative expenses.
Interest Expense, Net
Interest expense includes losses on derivative instruments of $7 million and gains on derivative instruments of $4 million in 2019 and 2018, respectively. In 2018, interest expense also included non-cash write-off of deferred financing costs related to the December 2018 refinancing of its term loan and revolving credit facility. Excluding the derivative adjustments and the write-off of deferred financing costs, cash interest expense increased to $58 million in 2019 from approximately $29 million in 2018. The increase in cash interest expense reflects a higher average debt balance and a higher weighted average interest rate.
Cash interest expense in 2018 included the cash interest expense related to the $403 million of MIC Corporate 2.00% Convertible Senior Notes due October 2023 that was reclassified to Atlantic Aviation through December 6, 2018, the date of Atlantic Aviation’s refinancing. The proceeds from this Note issuance in October 2016 were used principally to reduce the drawn balance of Atlantic Aviation’s revolving credit facility. Cash interest expense on the Note issuance is recorded in Corporate and Other after December 6, 2018.
Income Taxes
The taxable income generated by Atlantic Aviation is reported on our consolidated federal income tax return. The business files standalone state income tax returns in most of the states in which it operates. The tax expense in the table above includes both state income taxes and the portion of the consolidated federal income tax liability attributable to the business. The Provision for Current Income Taxes of $22 million in 2019 in the above table includes $16 million of federal income tax expense and $6 million of state income tax expense.
Atlantic Aviation has state NOL carryforwards that are specific to the state in which they were generated. The utilization of NOL carryforwards may reduce or eliminate state taxable income in the future.
Maintenance Capital Expenditures
In 2019, Atlantic Aviation incurred maintenance capital expenditures of $16 million and $12 million on an accrual basis and cash basis, respectively, compared with $8 million and $9 million on an accrual basis and cash basis, respectively, in 2018.

Results of Operations: MIC Hawaii

The financial performance of MIC Hawaii is a function of the number of customers served, their consumption of energy and the prices achieved on sales by each of Hawaii Gas’s utility and non-utility operations and under power purchase agreements. The amount of gas consumption is correlated with general economic activity over the long-term with tourism being a key component. Customer consumption trends and rates are a function of, among other factors, energy efficiency, weather, the range of competitive energy sources and MIC Hawaii’s input commodity costs.
The increased contribution from MIC Hawaii in 2019 compared with 2018 reflects the full year impact of a general rate case settled in mid-2018, lower propane costs and the sale of the mechanical contractor business in late 2018. The increase was partially offset by a decrease in the amount of gas sold by Hawaii Gas, in part, as a result of isolated operational issues at customer locations.

Results of Operations: MIC Hawaii — (continued)

	Year Ended December 31,		Change Favorable/(Unfavorable)
	2019	2018
	$	$	$	%
	($ In Millions) (Unaudited)
Product revenue	243	245	(2)	(1)
Service revenue	—	47	(47)	(100)
Total revenue	243	292	(49)	(17)
Cost of product sales (exclusive of depreciation and amortization shown separately below)	165	179	14	8
Cost of services (exclusive of depreciation and amortization shown separately below)	—	44	44	100
Cost of revenue — total	165	223	58	26
Gross margin	78	69	9	13
Selling, general and administrative expenses	24	29	5	17
Goodwill impairment	—	3	3	100
Depreciation and amortization	16	23	7	30
Operating income	38	14	24	171
Interest expense, net(1)	(10)	(8)	(2)	(25)
Other expense, net	(6)	(24)	18	75
(Provision) benefit for income taxes	(9)	6	(15)	NM
Net income (loss)	13	(12)	25	NM
Less: net loss attributable to noncontrolling interests	—	(3)	(3)	(100)
Net income (loss) attributable to MIC	13	(9)	22	NM
Reconciliation of net income (loss) to EBITDA excluding non-cash items and a reconciliation of cash provided by operating activities to Free Cash Flow:
Net income (loss)	13	(12)
Interest expense, net(1)	10	8
Provision (benefit) for income taxes	9	(6)
Goodwill impairment	—	3
Depreciation and amortization	16	23
Other non-cash expense, net(2)	12	22
EBITDA excluding non-cash items	60	38	22	58
EBITDA excluding non-cash items	60	38
Interest expense, net(1)	(10)	(8)
Adjustments to derivative instruments recorded in interest expense(1)	2	—
(Provision) benefit for current income taxes	(4)	1
Changes in working capital	8	14
Cash provided by operating activities	56	45
Changes in working capital	(8)	(14)
Maintenance capital expenditures	(7)	(8)
Free cash flow	41	23	18	78
_____________
NM — Not meaningful

(1)	Interest expense, net, includes adjustments to derivative instruments related to interest rate swaps and non-cash amortization of deferred financing fees.

Results of Operations: MIC Hawaii — (continued)

(2)
Other non-cash expense, net, primarily includes non-cash adjustments related to unrealized gains (losses) on commodity hedges, pension expense, expenses related to a long-term incentive compensation plan implemented in 2019 and non-cash gains (losses) related to the disposal of assets. Pension expense primarily consists of interest cost, expected return on plan assets and amortization of actuarial and performance gains and losses. Other non-cash expense, net, also includes the write-down of our investment in the mechanical contractor business in 2018. See “Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items and Free Cash Flow” above for further discussions.

MIC Hawaii comprises Hawaii Gas and several smaller businesses collectively engaged in efforts to reduce the cost and improve the reliability and sustainability of energy in Hawaii. The businesses of MIC Hawaii generate revenue primarily from the provision of gas services to commercial, residential and governmental customers and from the production of electricity.
Hawaii Gas generates most of its revenue from the sale of gas. Accordingly, revenue can fluctuate based on the wholesale cost of gas to Hawaii Gas and may not reflect the business’ ability to effectively manage the amount of gas sold and the margins achieved on those sales. For example, an increase in revenue may be attributable to an increase in the wholesale cost of gas passed through to Hawaii Gas’ customers and not an increase in the amount of gas sold or margin achieved. Conversely, a decline in revenue may be attributable to a decrease in the wholesale cost of gas passed through to Hawaii Gas’ customers and not a reduction in the amount of gas sold or margin achieved.
Gross margin, which we define as revenue less cost of product sales, excluding depreciation and amortization, is the effective “top line” for Hawaii Gas as it is reflective of the business’ ability to drive growth in the amount of products sold and the margins earned on those sales over time. We believe that investors use gross margin to evaluate the business as it is reflective of our performance in managing amount and price throughout the commodity cycle. Gross margin is reconciled to operating income — the most comparable GAAP measure — by subtracting selling, general and administrative expenses and depreciation and amortization in the table above.
Revenue and Gross Margin
Revenue declined in 2019 compared with 2018 primarily as a result of the sale of the mechanical contractor business and a decrease in the amount of gas sold by Hawaii Gas. The decrease in revenue in 2019 was partially offset by the full year impact of a general rate case completed by Hawaii Gas in mid-2018.
Gross margin increased $9 million in 2019 compared with 2018 primarily as a result of changes in the value of unrealized commodity hedges. The business recorded unrealized losses of $4 million and $13 million on commodity hedges in 2019 and 2018, respectively. The change during 2019 reflects a less unfavorable movement in the forward curve for propane relative to hedge contracts in place and an increase in the proportion of expected propane purchases hedged.
Excluding the impact of changes in the value of commodity hedges and the sale of the mechanical contractor business, gross margin increased in 2019 compared with 2018 primarily as a result of an increase in contribution margin related to the utility rate case and lower propane costs, partially offset by the decrease in the amount of gas sold.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased in 2019 compared with 2018 due to the absence of costs from the mechanical contractor business. Excluding the sale of the mechanical contractor business, selling, general and administrative expenses increased by $2 million in 2019 versus the prior comparable periods primarily as a result of higher salaries and benefits and the implementation of a long-term incentive compensation plan.
Goodwill Impairment
In 2018, we wrote-off the goodwill balance related to the mechanical contractor business.
Depreciation and Amortization
Depreciation and amortization expense decreased in 2019 compared with 2018 primarily as a result of the write-offs of the intangible assets and fixed asset balances at the mechanical contractor business.
Operating Income
Operating income increased in 2019 compared with 2018 primarily due to the increase in gross margin and decreases in depreciation and amortization expenses and selling, general and administrative expenses and the absence of a goodwill impairment in 2019.

Results of Operations: MIC Hawaii — (continued)

Interest Expense, Net
Interest expense includes losses on derivative instruments of $1 million and gains on derivative instruments of $1 million in 2019 and 2018, respectively. Excluding the derivative adjustments, cash interest expense was approximately $8 million in both 2019 and 2018.
Other Expenses, Net
Other expense, net, primarily reflects the write-off of costs associated with projects related to the importation of bulk LNG that were terminated by Hawaii Gas in 2019 and the write-down of our investment in the mechanical contracting business in 2018.
Income Taxes
The taxable income generated by the MIC Hawaii businesses is reported on our consolidated federal income tax return. The businesses file standalone state income tax returns in Hawaii. The tax expense in the table above includes both the state income tax and the portion of the consolidated federal income tax liability attributable to the businesses. The (Provision) Benefit for Current Income Taxes of $4 million in 2019 in the above table includes primarily $4 million of federal income tax expense.
MIC Hawaii has state NOL carryforwards that may reduce or eliminate state taxable income in the future.
Maintenance Capital Expenditures
In 2019, MIC Hawaii incurred maintenance capital expenditures of $7 million both on an accrual and cash basis compared with $8 million both on an accrual and cash basis in 2018.

Results of Operations: Corporate and Other

Our Corporate and Other segment primarily comprises results from MIC Corporate, our shared services center and from our relationship with a developer of renewable power facilities (formerly reported in Contracted Power). The relationship with the developer concluded during July 2019.

	Year Ended December 31,		Change Favorable/(Unfavorable)
	2019	2018
	$	$	$	%
	($ In Millions) (Unaudited)
Product revenue	—	1	(1)	(100)
Total revenue	—	1	(1)	(100)
Selling, general and administrative expenses	31	38	7	18
Fees to Manager-related party	32	45	13	29
Operating loss	(63)	(82)	19	23
Interest expense, net(1)	(16)	(33)	17	52
Other income, net	4	18	(14)	(78)
Benefit for income taxes	23	15	8	53
Net loss	(52)	(82)	30	37
Reconciliation of net loss to EBITDA excluding non-cash items and a reconciliation of cash provided by operating activities to Free Cash Flow:
Net loss	(52)	(82)
Interest expense, net(1)	16	33
Benefit for income taxes	(23)	(15)
Fees to Manager-related party	32	45
Other non-cash expense, net	2	1
EBITDA excluding non-cash items	(25)	(18)	(7)	(39)
EBITDA excluding non-cash items	(25)	(18)
Interest expense, net(1)	(16)	(33)
Convertible senior notes interest(2)	—	7
Amortization of debt financing costs(1)	4	5
Amortization of debt discount(1)	4	4
Benefit for current income taxes	20	14
Changes in working capital(3)	(37)	(16)
Cash used in operating activities	(50)	(37)
Changes in working capital(3)	37	16
Free cash flow	(13)	(21)	8	38
_____________

(1)	Interest expense, net, included non-cash amortization of deferred financing fees and non-cash amortization of debt discount related to the 2.00% Convertible Senior Notes due October 2023.

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

(3)
In 2019, the changes in working capital include the current federal income tax paid primarily related to the gain on sale of the renewable businesses reported in the results from discontinued operations.

Results of Operations: Corporate and Other — (continued)

Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased in 2019 compared with 2018 primarily due to, (i) lower costs incurred in connection with the evaluation of various investment and acquisition and disposition opportunities; and (ii) lower professional services fees, primarily in connection with ongoing litigation; partially offset by (iii) expenses incurred in connection with our pursuit of strategic alternatives; and (iv) consulting expenses incurred in connection with our evaluation of opportunities to improve efficiencies.
Fees to Manager
Fees to Manager in 2019 and 2018 comprised base management fees of $32 million and $45 million, respectively. Base management fees were lower in 2019 compared with 2018 primarily due to our Manager’s waiver of two elements of the base management fee to which it is entitled and a reduction in the market capitalization of our Company. Effective November 1, 2018, base management fees have been calculated as 1% of the equity market capitalization of our Company less cash on hand at the holding company. No performance fees were incurred in either 2019 or 2018.
Interest Expense, Net
Cash interest expense decreased to $8 million in 2019 from $17 million in 2018 primarily as a result of lower average debt balances.
Cash interest expense in 2018 excluded the cash interest paid on the $403 million of MIC Corporate 2.00% Convertible Senior Notes due October 2023 through the date of the refinancing of Atlantic Aviation’s debt on December 6, 2018. The proceeds from this Note issuance in October 2016 were used principally to reduce the drawn balance of Atlantic Aviation’s revolving credit facility and the related interest expense was recorded in Atlantic Aviation's results of operations. Cash interest expense on this Note issuance is included in Corporate and Other after December 6, 2018.
Other Income, Net
Other income, net, decreased in 2019 compared with 2018 primarily as a result of a reduction in fee income from a third-party developer of renewable power facilities. The relationship with the developer concluded during July 2019.
Income Taxes
The Benefit for Current Income Taxes of $20 million in 2019 in the above table reflects the federal income tax payable by IMTT, Atlantic Aviation and MIC Hawaii that is offset in consolidation with the application of MIC holding company level NOL carryforwards. At December 31, 2018, we had $152 million in federal NOL carryforwards, which was used to fully offset the 2019 federal taxable income from continuing operations and a portion of the taxable gain on the sale of the renewable business in 2019.

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
At December 31, 2019, our consolidated debt outstanding from continuing operations totaled $2,722 million (excluding adjustments for unamortized debt discounts), our consolidated cash balance from continuing operations totaled $357 million and consolidated available capacity under our revolving credit facilities from continuing operations totaled $1,610 million, excluding letters of credit outstanding of $13 million. On July 15, 2019, we fully repaid the outstanding balance of $350 million on our 2.875% Convertible Senior Notes due July 2019 at maturity using cash on hand.
The following table shows MIC’s debt obligations from continuing operations at February 21, 2020 ($ in millions):

Business	Debt	Weighted Average Remaining Life (in years)	Balance Outstanding	Weighted Average Rate(1)
MIC Corporate	Convertible Senior Notes	3.6	$403	2.00%
IMTT	Senior Notes	6.2	600	3.97%
	Tax-Exempt Bonds(2)	5.8	509	2.90%
Atlantic Aviation	Term Loan(3)(4)	5.8	1,015	5.13%
MIC Hawaii	Term Loan(4)	3.5	95	3.17%
	Senior Notes	2.5	100	4.22%
Total		5.4	$2,722	3.89%
_____________

(1)	Reflects annualized interest rate on all facilities including interest rate hedges.

(2)	On December 5, 2018, IMTT completed the amendment of its existing $509 million Tax-Exempt Bonds and extended the maturity to December 2025.

(3)	On December 6, 2018, Atlantic Aviation completed the refinancing of its $1,025 million Term Loan facility maturing on December 2025.

(4)	The weighted average remaining life does not reflect the scheduled amortization on these facilities.
The following table profiles each revolving credit facility from continuing operations at our businesses and at MIC Corporate as of February 21, 2020 ($ in millions):

Business	Debt	Weighted Average Remaining Life (in years)	Undrawn Amount	Interest Rate(1)
MIC Corporate(2)	Revolving Facility	1.9	$600	LIBOR + 2.00%
IMTT(3)	USD Revolving Facility	3.8	550	LIBOR + 1.50%
	CAD Revolving Facility	3.8	50	Bankers' Acceptance Rate + 1.50%
Atlantic Aviation(4)	Revolving Facility	3.8	350	LIBOR + 2.00%
MIC Hawaii(5)	Revolving Facility	3.0	60	LIBOR + 1.25%
Total(6)		3.1	$1,610
_____________

(1)	Excludes commitment fees.

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

Liquidity and Capital Resources — (continued)

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
COMMITMENTS AND CONTINGENCIES
The following table summarizes our future obligations for continuing operations, by period due, as of December 31, 2019, under our various contractual obligations and commitments. We had no other off-balance sheet arrangement at that date or currently.

	Payments Due by Period
	Total	Less than One Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	($ In Millions)
Long-term debt(1)	$2,722	$12	$122	$505	$2,083
Interest obligations(2)	624	113	219	194	98
Operating lease obligations(3)	730	46	87	84	513
Pension and post-retirement benefit obligations(4)	135	15	24	26	70
Purchase commitments	149	32	60	57	—
Service commitments	5	3	2	—	—
Capital expenditure commitments	16	14	2	—	—
Total contractual cash obligations(5)(6)	$4,381	$235	$516	$866	$2,764
_____________

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

(2)	The variable rate portion on the interest obligation on long-term debt was calculated using three-months LIBOR forward spot rate at December 31, 2019.

(3)
This represents the minimum annual rentals required to be paid under non-cancellable operating leases with terms in excess of one year. In 2019, we adopted ASU No. 2016-2, which requires lessees to recognize a right-of-use asset and lease liability on the balance sheet. See Note 3, "Implementation of ASU No. 2016-2", and Note 4, "Leases", in our consolidated financial statements in “Financial Statements and Supplementary Data” in Part II, Item 8, of this Form 10-K for further discussions.

(4)	The pension and post-retirement benefit obligation is forecasted payments, by actuaries, for the next ten years.

Liquidity and Capital Resources — (continued)

(5)	The above table does not reflect certain long-term obligations for which we are unable to estimate the period in which the obligation will be incurred.

(6)
The above table does not reflect certain expenses that we may incur dependent on the outcome of our pursuit of strategic alternatives. These include payments to our Manager calculated in accordance with the Disposition Agreement, fees to financial advisors and other professional services providers and transaction related payments to certain employees of our operating businesses.

In addition to these commitments and contingencies, we typically incur capital expenditures on a regular basis. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Classification of Maintenance Capital Expenditures and Growth Capital Expenditures” and “Investing Activities” below for further discussions of growth capital expenditures. Maintenance capital expenditures are discussed above in “Results of Operations” for each of our businesses.
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

	Year Ended December 31,		Change Favorable/(Unfavorable)
	2019	2018
($ In Millions)	$	$	$	%
Cash provided by operating activities	468	473	(5)	(1)
Cash used in investing activities	(248)	(156)	(92)	(59)
Cash used in financing activities	(706)	(390)	(316)	(81)
Historical Cash Flows: 2018 vs. 2017
For a comparison and discussion of our consolidated liquidity and capital resources and our cash flow activities for 2018 compared with 2017, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7, in our Annual Report on Form 10-K for the year ended December 31, 2018, which was filed with the U.S. Securities and Exchange Commission on February 20, 2019.
Operating Activities from Continuing Operations
Cash provided by (used in) operating activities is generally comprised of EBITDA excluding non-cash items (as defined by us), less cash interest, tax and pension payments and changes in working capital. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” for discussions around the components of EBITDA excluding non-cash items on a consolidated basis from continuing operations and for each of our businesses above.
The decrease in consolidated cash provided by operating activities from continuing operations in 2019 compared with 2018 was primarily due to:

•	prepayment of federal income taxes;

•	an unfavorable movement in accounts receivable due to timing of collections and billings on fuel sales and storage contracts; and

•	an increase in interest expense; partially offset by

•	an increase in EBITDA excluding non-cash items;

Liquidity and Capital Resources — (continued)

•	an increase in accounts payable and accrued expenses primarily for professional fees related to our pursuit of strategic alternatives; and

•	a net increase in deferred revenue.
We believe our operating activities overall provide a source of sustainable and stable cash flows over the long-term with the opportunity for future growth as a result of:
•consistent customer demand driven by the basic nature of the services provided;
•our strong competitive position due to factors including:
•high initial development and construction costs;
•difficulty in obtaining suitable land on which to operate (for example, airports, waterfront near ports);
•concessions, leases or customer contracts;
•required government approvals, which may be difficult or time-consuming to obtain;
•lack of immediate cost-effective alternatives for the services provided; and
•product/service pricing that we expect will keep pace with cost increases as a result of:
•consistent demand;
•limited alternatives;
•contractual terms; and
•regulatory rate setting.
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
In general, maintenance capital expenditures are funded from cash provided by operating activities and growth capital expenditures are funded by drawing on our available credit facilities or with equity capital. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” for discussions on maintenance capital expenditures for each of our businesses.
The increase in consolidated cash used in investing activities from continuing operations in 2019 compared with 2018 resulted from an increase in capital expenditures in 2019 and the absence of cash proceeds received from the sale of non-core businesses in 2018. These increases to cash used in investing activities were partially offset by cash proceeds received from the repayment of a loan from a third-party renewable developer during 2019 and cash used in an acquisition during the quarter ended March 31, 2018 that did not recur in 2019.
Capital Deployment (includes both continuing and discontinued operations)
Capital deployment includes growth capital expenditures and “bolt-on” acquisitions, the majority of which are expected to generate incremental earnings. In 2019 and 2018, growth capital deployed totaled $211 million and $175 million, respectively. Capital deployed from continuing operations in 2019 was $196 million.
We continuously evaluate opportunities to prudently deploy capital in bolt-on acquisitions and growth projects across our existing businesses. We are undertaking and expect to undertake capital projects related to the repurposing and repositioning of certain assets at IMTT and the enhancement of the capabilities of the businesses in our other segments. In total, we expect to deploy between $200 million and $225 million of growth capital during 2020 with the majority expended in support of IMTT.
Financing Activities from Continuing Operations
Cash provided by financing activities primarily includes new equity issuance and debt issuance related to acquisitions and capital expenditures. Cash used in financing activities primarily includes dividends to our stockholders and the repayment of debt principal balances on maturing debt.
The increase in consolidated cash used in financing activities from continuing operations in 2019 compared with 2018 resulted from debt repayment in 2019 compared with net debt borrowings in 2018. In 2019, we fully repaid the outstanding balance of $350 million on our 2.875% Convertible Senior Notes due July 2019 at maturity using cash on hand. Debt borrowings during 2018 was primarily used to fund an acquisition, growth capital expenditures and general corporate purposes. These increases to cash

Liquidity and Capital Resources — (continued)

used in financing activities were partially offset by the decrease in dividends paid to stockholders in 2019 and the absence of deferred financing costs paid in 2018 related to the Atlantic Aviation debt refinancing and IMTT debt amendment.
IMTT
On December 5, 2018, IMTT amended its credit agreement. The amendment extended the maturity date of IMTT’s $600 million revolving credit facility from May 21, 2020 to December 5, 2023 and extended the maturity date of the $509 million Tax-Exempt Bond purchase facility from May 21, 2022 to December 5, 2025.
At December 31, 2019, IMTT had $1,109 million of debt outstanding consisting of $600 million of senior notes and $509 million of Tax-Exempt Bonds. IMTT’s $600 million of revolving credit facilities remained undrawn at December 31, 2019. In 2019 and 2018, cash interest expense was $39 million and $46 million, respectively. At December 31, 2019, IMTT was in compliance with its financial covenants.
Atlantic Aviation
On December 6, 2018, Atlantic Aviation entered into a credit agreement for a seven-year, $1,025 million senior secured first lien term loan facility and a five-year, $350 million senior secured first lien revolving credit facility. At December 31, 2019, the outstanding balance on the term loan facility was $1,015 million and the revolving credit facility remained undrawn.
In 2019 and 2018, cash interest expense was $58 million and approximately $29 million, respectively. Cash interest expense in 2018 included the cash interest paid on the $403 million of MIC Corporate 2.00% Convertible Senior Notes issued in October 2016 through December 6, 2018, the date of Atlantic Aviation's refinancing. The proceeds from this Note issuance in October 2016 were used principally to reduce the drawn balance of Atlantic Aviation's revolving credit facility. Cash interest expense on the Note issuance is recorded in Corporate and Other after December 6, 2018.
At December 31, 2019, Atlantic Aviation was in compliance with its financial covenants.
MIC Hawaii
At December 31, 2019, MIC Hawaii had total debt outstanding of $195 million in term loans and senior secured note borrowings and a $60 million revolving credit facility that was undrawn. Cash interest expense was approximately $8 million for both 2019 and 2018. At December 31, 2019, MIC Hawaii was in compliance with their financial covenants.
Corporate and Other
On January 3, 2018, the Company completed the refinancing and upsizing of its senior secured revolving credit facility to $600 million and extended the maturity through January 3, 2022. The senior secured revolving credit facility remained undrawn at December 31, 2019.
At December 31, 2019, MIC also has a $403 million of Convertible Senior Notes outstanding, that bear interest at 2.00%. In July 2019, MIC fully repaid the outstanding balance of $350 million on its 2.875% Convertible Senior Notes due July 2019 at maturity using cash on hand.
Cash interest expense was $8 million and $17 million in 2019 and 2018, respectively. Cash interest expense in 2018 excluded the cash interest paid on the $403 million of MIC Corporate 2.00% Convertible Senior Notes due October 2023 through the date of the refinancing of Atlantic Aviation’s debt on December 6, 2018. The proceeds from this note issuance in October 2016 were used principally to reduce the drawn balance of Atlantic Aviation’s revolving credit facility and the related interest expense was recorded in Atlantic Aviation's results of operations. Cash interest expense on this Note issuance is included in Corporate and Other after December 6, 2018.
At December 31, 2019, MIC was in compliance with its financial covenants.
For a description of the material terms of MIC and its businesses' debt facilities, see Note 9, “Long-Term Debt”, in our consolidated financial statements in “Financial Statements and Supplementary Data” in Part II, Item 8, of this Form 10-K.

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
The Company estimates the fair value of each reporting unit by estimating the present value of the reporting unit’s future discounted cash flows or value expected to be realized in a third-party sale. If the recorded net assets of the reporting unit are less than the reporting unit’s estimated fair value, then no impairment is indicated. If the recorded amount of goodwill exceeds the estimated fair value, an impairment charge is recorded for the excess.
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

We test for goodwill impairment at the reporting unit level on an annual basis on October 1st of each year and between annual tests if a triggering event indicates the possibility of an impairment. We monitor changing business conditions as well as industry and economic factors, among others, for events which could trigger the need for an interim impairment analysis. We have experienced a sustained decline in its market capitalization over the 18-months ended September 30, 2019. The decline reflects, in part, the sales of smaller and non-core businesses during that period. However, we concluded that the decline in our market capitalization also reflected a reduced contribution from our IMTT segment as a result of lower bulk liquid storage utilization levels and storage rates and determined that these constituted a triggering event.
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
Unfavorable fluctuations in the discount rate or declines in forecasted storage revenues and margins could result in an impairment to IMTT in the future. For example, a 0.25% increase to the discount rate would decrease the value of IMTT by approximately $70 million. Any increase in the discount rate, in conjunction with any decrease in the projected cash flows for IMTT, would negatively affect the current valuations. Due to the inherent uncertainties in the estimates and assumptions used in the fair value analysis, our actual results may differ. These differences could alter the fair value of the reporting units and may result in impairment charges in future periods. At December 31, 2019, there were no new triggering events that indicated impairment.
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
We test for goodwill and indefinite-lived intangible assets annually as of October 1st or when there is an indicator of impairment. See Note 7, “Property, Equipment, Land and Leasehold Improvements”, and Note 8, “Intangible Assets and Goodwill”, in our consolidated financial statements in “Financial Statements and Supplementary Data” in Part II, Item 8, of this Form 10-K for financial information and further discussions.
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
Interest Rate Risk
We are exposed to interest rate risk in relation to the borrowings of our businesses. Our current policy is to enter into derivative financial instruments to fix variable-rate interest payments covering a portion of the interest rate risk associated with the borrowings of our businesses, subject to the requirements of our lenders. As of December 31, 2019, our continuing businesses had $2,722 million of current and long-term debt, of which $946 million was economically hedged with interest rate contracts, $1,103 million was fixed rate debt and $673 million was unhedged.
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
IMTT
At December 31, 2019, IMTT had $509 million in Tax-Exempt Bonds outstanding, of which $451 million is fixed with an interest rate swap contract and the remainder of the balance of $58 million is unhedged. At December 31, 2019, the interest rate swap fixes the interest rate at 2.90% through June 2021, prior to the mandatory tender of the Tax-Exempt Bonds in December 2025. A 10% decrease in interest rates would result in a $512,000 decrease in the fair market value of the interest rate swaps and a corresponding 10% increase would result in a $569,000 increase in the fair market value.
For the portion of the Tax-Exempt Bonds that is not hedged, a 10% decrease or increase in interest rates would result in an insignificant change in interest expense per year.
Atlantic Aviation
At December 31, 2019, Atlantic Aviation had $1,015 million of term loan debt outstanding. At December 31, 2019, the interest rate on the term loan floats at LIBOR plus 3.75%. A 10% decrease in interest rates would result in approximately $2 million decrease in interest expense per year and a corresponding 10% increase would result in approximately $2 million increase in interest expense per year.
The business has an interest rate cap agreement with a notional of $400 million with a strike price of 1.00% through September 2021 that partially hedges the term loan debt prior to the maturity of the cap. A 10% decrease in interest rates would result in an approximately $1 million decrease in the fair market value of the interest rate cap and a corresponding 10% increase would result in an approximately $1 million increase in the fair market value.
MIC Hawaii
At December 31, 2019, MIC Hawaii had $95 million of term loan debt outstanding. At December 31, 2019, the interest rate on Hawaii Gas' $80 million term loan facility floats at LIBOR plus 1.50%, which is fixed at 2.49% using an interest rate swap contract through February 2020. The interest rate on the solar facilities' $15 million term loan facility floats at LIBOR plus 2.00%, which is fixed at 3.38% using an interest rate swap contract through June 2026. A 10% decrease or increase in interest rates would result in an insignificant change in the fair market value of the interest rate swaps.
Commodity Price Risk
The risk associated with fluctuations in the prices that Hawaii Gas pays for LPG is principally a result of market forces reflecting changes in supply and demand for LPG and other energy commodities. Hawaii Gas’ gross margin is sensitive to changes in LPG supply costs and Hawaii Gas may not always be able to pass through product cost increases fully or on a timely basis, particularly when product costs rise rapidly. In order to reduce the volatility of the business’ LPG market price risk, Hawaii Gas has used and expects to continue to use over-the-counter commodity derivative instruments including price swaps. Hawaii Gas does not use commodity derivative instruments for speculative or trading purposes. Over-the-counter derivative commodity instruments utilized by Hawaii Gas to hedge forecasted purchases of LPG are generally settled at expiration of the contract. The fair value of unsettled commodity price risk sensitive instruments at December 31, 2019 was a liability of approximately $7 million. A 10% increase in the market price of LPG would result in an increase in such fair value of approximately $2 million. A 10% decrease in the market price of LPG would result in a decrease in such fair value of approximately $2 million.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MACQUARIE INFRASTRUCTURE CORPORATION

Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Macquarie Infrastructure Corporation:

Opinion on the Consolidated Financial Statements
We have audited the accompanying consolidated balance sheets of Macquarie Infrastructure Corporation and subsidiaries (the Company) as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 25, 2020 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.
Change in Accounting Principle
As discussed in Note 3 to the consolidated financial statements, the Company has changed its method of accounting for leases as of January 1, 2019 due to the adoption of Accounting Standards Update (ASU) No. 2016-2, Leases (Topic 842).
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
Critical Audit Matters
The critical audit matters communicated below are matters arising from the current period audit of the consolidated financial statements that were communicated or required to be communicated to the audit committee and that: (1) relate to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of critical audit matters does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matters below, providing separate opinions on the critical audit matters or on the accounts or disclosures to which they relate.
Evaluation of the carrying value of goodwill for the IMTT reporting unit
As discussed in Note 8 to the consolidated financial statements, the goodwill balance as of December 31, 2019 was $2,043 million, of which $1,428 million related to the International-Matex Tank Terminals (IMTT) reporting unit. The Company performs goodwill impairment testing on an annual basis and between annual tests if a triggering event indicates the possibility of impairment.
We identified the evaluation of the carrying value of goodwill for the IMTT reporting unit as a critical audit matter because specialized skills and a high degree of auditor judgment were required to evaluate certain assumptions used in the Company’s estimate of the fair value of the IMTT reporting unit. Specifically, the forecasted cash flows and discount rate used required subjective and challenging auditor judgment, as minor changes to those assumptions had a significant effect on the Company’s assessment of the carrying value of goodwill.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s goodwill impairment process, including controls related to the determination of forecasted cash flows and the discount rate. We compared the Company’s historical cash flow forecasts for IMTT to actual results to assess the Company’s ability to accurately forecast. We evaluated the Company’s forecasted cash flows for IMTT by comparing the forecasts to historical financial data. We performed sensitivity analyses over the forecasted cash flows and discount rate assumptions to assess their impact on the Company’s determination that the fair value of the IMTT reporting unit exceeded its carrying value. In addition, we involved valuation professionals with specialized skills and knowledge, who assisted in (1) assessing the model used by the Company and (2) evaluating the discount rate by comparing it to a discount rate range that was independently developed using publicly available data for a group of comparable entities.
Evaluation of the lease terms and the incremental borrowing rates used to determine the ROU assets and lease liabilities
As discussed in Note 3 to the consolidated financial statements, the Company implemented ASU No. 2016-2, Leases (Topic 842), effective January 1, 2019. Upon adoption of ASU No. 2016-2, the Company recorded right-of-use (ROU) assets and corresponding lease liabilities of $351 million and $358 million, respectively.
We identified the evaluation of the lease terms and the incremental borrowing rates used to determine the ROU assets and lease liabilities as a critical audit matter. The evaluation of the lease terms was challenging due to the non-standardized, long-term nature of the underlying lease agreements. In addition, evaluation of the incremental borrowing rates required subjective and challenging auditor judgment due to the varying terms of the lease agreements and underlying assets being leased. Minor changes to the incremental borrowing rates could have a significant effect on the amounts of the ROU assets and lease liabilities.
The primary procedures we performed to address this critical audit matter included the following. We tested certain internal controls over the Company’s ASU No. 2016-2 implementation process, including controls related to the evaluation of the lease terms and the incremental borrowing rates. We selected a sample of lease agreements and compared the inputs used by the Company to determine the ROU assets and lease liabilities to the terms of the lease agreement. In addition, we involved valuation professionals with specialized skills and knowledge who assisted in (1) assessing the methodology used by the Company in determining the incremental borrowing rates and (2) evaluating the assumptions used to determine the incremental borrowing rates by comparing the assumptions to publicly available data such as credit ratings and yield curves.

/s/ KPMG LLP
We have served as the Company’s auditor since 2004.
Dallas, Texas
February 25, 2020

MACQUARIE INFRASTRUCTURE CORPORATION
CONSOLIDATED BALANCE SHEETS
($ in Millions, Except Share Data)

	As of December 31,
	2019	2018
ASSETS
Current assets:
Cash and cash equivalents	$357	$589
Restricted cash	1	23
Accounts receivable, net of allowance for doubtful accounts	97	95
Inventories	31	29
Prepaid expenses	13	13
Other current assets	30	23
Current assets held for sale(1)	—	648
Total current assets	529	1,420
Property, equipment, land and leasehold improvements, net	3,202	3,141
Operating lease assets, net	336	—
Investment in unconsolidated business	9	8
Goodwill	2,043	2,043
Intangible assets, net	729	789
Other noncurrent assets	13	43
Total assets	$6,861	$7,444
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Due to Manager-related party	$3	$3
Accounts payable	67	38
Accrued expenses	86	86
Current portion of long-term debt	12	361
Operating lease liabilities - current	20	—
Other current liabilities	42	33
Current liabilities held for sale(1)	—	317
Total current liabilities	230	838
Long-term debt, net of current portion	2,654	2,653
Deferred income taxes	679	681
Operating lease liabilities - noncurrent	320	—
Other noncurrent liabilities	167	155
Total liabilities	4,050	4,327
Commitments and contingencies	—	—

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION
CONSOLIDATED BALANCE SHEETS – (continued)
($ in Millions, Except Share Data)

	As of December 31,
	2019	2018
Stockholders’ equity (2):
Additional paid in capital	$1,198	$1,510
Accumulated other comprehensive loss	(37)	(30)
Retained earnings	1,641	1,485
Total stockholders’ equity	2,802	2,965
Noncontrolling interests(3)	9	152
Total equity	2,811	3,117
Total liabilities and equity	$6,861	$7,444
_____________

(1)	See Note 5, “Discontinued Operations and Dispositions”, for further discussions on assets and liabilities held for sale.

(2)
The Company is authorized to issue the following classes of stock: (i) 500,000,000 shares of common stock, par value $0.001 per share. At December 31, 2019 and 2018, the Company had 86,600,302 shares and 85,800,303 shares of common stock issued and outstanding, respectively; (ii) 100,000,000 shares of preferred stock, par value $0.001 per share. At December 31, 2019 and 2018, no preferred stocks were issued or outstanding; and (iii) 100 shares of special stock, par value $0.001 per share, issued and outstanding to its Manager as at December 31, 2019 and 2018. See Note 11, “Stockholders’ Equity”, for further discussions.

(3)	Includes $141 million of noncontrolling interest related to discontinued operations at December 31, 2018. See Note 5, “Discontinued Operations and Dispositions”, for further discussions.

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
($ in Millions, Except Share and Per Share Data)

	Year Ended December 31,
	2019	2018	2017
Revenue
Service revenue	$1,484	$1,515	$1,446
Product revenue	243	246	223
Total revenue	1,727	1,761	1,669
Costs and expenses
Cost of services	653	712	624
Cost of product sales	165	179	144
Selling, general and administrative	334	327	306
Fees to Manager-related party	32	45	71
Goodwill impairment	—	3	—
Depreciation	195	193	178
Amortization of intangibles	59	68	64
Total operating expenses	1,438	1,527	1,387
Operating income	289	234	282
Other income (expense)
Interest income	7	1	—
Interest expense(1)	(154)	(113)	(87)
Other (expense) income, net	(2)	(7)	9
Net income from continuing operations before income taxes	140	115	204
(Provision) benefit for income taxes	(39)	(50)	230
Net income from continuing operations	101	65	434
Discontinued Operations(2)
Net income from discontinued operations before income taxes	85	32	18
(Provision) benefit for income taxes	(33)	(2)	4
Net income from discontinued operations	52	30	22
Net income	153	95	456

Net income from continuing operations	101	65	434
Less: net loss attributable to noncontrolling interests	—	(3)	—
Net income from continuing operations attributable to MIC	101	68	434
Net income from discontinued operations	52	30	22
Less: net (loss) income attributable to noncontrolling interests	(3)	(39)	5
Net income from discontinued operations attributable to MIC	55	69	17
Net income attributable to MIC	$156	$137	$451

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS – (continued)
($ in Millions, Except Share and Per Share Data)

	Year Ended December 31,
	2019	2018	2017
Basic income per share from continuing operations attributable to MIC	$1.17	$0.80	$5.22
Basic income per share from discontinued operations attributable to MIC	0.65	0.80	0.20
Basic income per share attributable to MIC	$1.82	$1.60	$5.42
Weighted average number of shares outstanding: basic	86,178,212	85,233,989	83,204,404
Diluted income per share from continuing operations attributable to MIC	$1.17	$0.80	$4.94
Diluted income per share from discontinued operations attributable to MIC	0.65	0.80	0.19
Diluted income per share attributable to MIC	$1.82	$1.60	$5.13
Weighted average number of shares outstanding: diluted	86,204,301	85,249,865	91,073,362
Cash dividends declared per share	$4.00	$4.00	$5.56
_____________

(1)	Interest expense includes losses on derivative instruments of $13 million and gains on derivative instruments of $8 million and $2 million in 2019, 2018 and 2017, respectively.

(2)	See Note 5, “Discontinued Operations and Dispositions”, for discussions on businesses classified as held for sale.

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
($ in Millions)

	Year Ended December 31,
	2019	2018	2017
Net income	$153	$95	$456
Other comprehensive (loss) income, net of taxes:
Change in post-retirement benefit plans(1)	(9)	9	(4)
Translation adjustment(2)	2	(5)	3
Other comprehensive (loss) income	(7)	4	(1)
Comprehensive income	146	99	455
Less: comprehensive (loss) income attributable to noncontrolling interests	(3)	(42)	5
Comprehensive income attributable to MIC	$149	$141	$450
_____________

(1)
Change in post-retirement benefit plans is presented net of tax benefit of $3 million in both 2019 and 2017 and net of tax expense of $3 million in 2018. See Note 11, “Stockholders’ Equity”, for further discussions.

(2)
Translation adjustment is presented net of tax expense of $1 million and $2 million in 2019 and 2017, respectively, and net of tax benefit of $2 million in 2018. See Note 11, “Stockholders’ Equity”, for further discussions.

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY ($ in Millions, Except Share Data)

	In Shares		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests(2)	Total Equity
	Special Stock	Common Stock(1)

Balance at December 31, 2016	100	82,047,526	$2,089	$(29)	$893	$2,953	$195	$3,148
Issuance of shares to Manager	—	948,147	72	—	—	72	—	72
Issuance of shares, net of offering costs	—	78,343	6	—	—	6	—	6
Issuance of shares pursuant to acquisition	—	1,650,104	125	—	—	125	—	125
Issuance of shares to independent directors	—	9,595	1	—	—	1	—	1
Issuance of shares pursuant to conversion of convertible senior notes	—	242	—	—	—	—	—	—
Dividends to common stockholders(3)	—	—	(453)	—	—	(453)	—	(453)
Distributions to noncontrolling interests	—	—	—	—	—	—	(4)	(4)
Net adjustment to noncontrolling interest from acquisition	—	—	—	—	—	—	1	1
Comprehensive (loss) income, net of taxes	—	—	—	(1)	451	450	5	455
Balance at December 31, 2017	100	84,733,957	$1,840	$(30)	$1,344	$3,154	$197	$3,351
Issuance of shares to Manager	—	1,054,896	48	—	—	48	—	48
Issuance of shares, net of offering costs	—	1,916	—	—	—	—	—	—
Issuance of shares to independent directors	—	9,435	1	—	—	1	—	1
Issuance of shares pursuant to conversion of convertible senior notes	—	99	—	—	—	—	—	—
Dividends to common stockholders(3)	—	—	(379)	—	—	(379)	—	(379)
Distributions to noncontrolling interests	—	—	—	—	—	—	(4)	(4)
Contributions from noncontrolling interests	—	—	—	—	—	—	1	1
Cumulative effect of change in accounting principle(4)	—	—	—	(4)	4	—	—	—
Comprehensive income (loss), net of taxes	—	—	—	4	137	141	(42)	99
Balance at December 31, 2018	100	85,800,303	$1,510	$(30)	$1,485	$2,965	$152	$3,117
Issuance of shares to Manager	—	776,353	31	—	—	31	—	31
Issuance of shares to independent directors	—	23,646	1	—	—	1	—	1
Dividends to common stockholders(3)	—	—	(344)	—	—	(344)	—	(344)
Distributions to noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Net adjustment to noncontrolling interest from dispositions	—	—	—	—	—	—	(137)	(137)
Comprehensive (loss) income, net of taxes	—	—	—	(7)	156	149	(3)	146
Balance at December 31, 2019	100	86,600,302	$1,198	$(37)	$1,641	$2,802	$9	$2,811

_____________

(1)	The Company is authorized to issue 500,000,000 shares of common stock with a par value $0.001 per share.

(2)
Includes $141 million and $184 million of noncontrolling interest related to discontinued operations at December 31, 2018 and 2017, respectively. See Note 5, “Discontinued Operations and Dispositions”, for further discussions.

(3)	See Note 11, “Stockholder's Equity”, for discussion on cash dividends paid on shares for each period.

(4)
In 2018, the Company adopted ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, and made a $4 million adjustment to reclassify stranded tax effects in Accumulated Other Comprehensive Loss to Retained Earnings.

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in Millions)

	Year Ended December 31,
	2019	2018	2017
Operating activities
Net income from continuing operations	$101	$65	$434
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Goodwill impairment	—	3	—
Depreciation and amortization of property and equipment	195	193	178
Amortization of intangible assets	59	68	64
Amortization of debt financing costs	9	11	7
Amortization of debt discount	4	4	3
Adjustments to derivative instruments	25	12	(4)
Fees to Manager- related party	32	45	71
Deferred taxes	27	36	(240)
Other non-cash expense, net(1)	22	31	14
Changes in other assets and liabilities, net of acquisitions:
Accounts receivable	(2)	14	(32)
Inventories	(3)	(2)	(6)
Prepaid expenses and other current assets	(5)	(2)	(5)
Accounts payable and accrued expenses	14	—	(7)
Income taxes payable	(10)	1	—
Other, net	—	(6)	(13)
Net cash provided by operating activities from continuing operations	468	473	464
Investing activities
Acquisitions of businesses and investments, net of cash, cash equivalents and restricted cash acquired	—	(18)	(201)
Purchases of property and equipment	(260)	(177)	(214)
Loan to project developer	(1)	(19)	(23)
Loan repayment from project developer	16	17	17
Proceeds from sale of business, net of cash divested	—	41	—
Other, net	(3)	—	—
Net cash used in investing activities from continuing operations	(248)	(156)	(421)
Financing activities
Proceeds from long-term debt	—	1,407	931
Payment of long-term debt	(361)	(1,385)	(413)
Proceeds from the issuance of shares	—	—	6
Contributions received from noncontrolling interests	—	1	—
Dividends paid to common stockholders	(344)	(379)	(453)
Debt financing costs paid	(1)	(34)	(1)
Net cash (used in) provided by financing activities from continuing operations	(706)	(390)	70
Net change in cash, cash equivalents and restricted cash from continuing operations	(486)	(73)	113

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS – (continued)
($ in Millions)

	Year Ended December 31,
	2019	2018	2017
Cash flows (used in) provided by discontinued operations:
Net cash (used in) provided by operating activities	$(48)	$46	$65
Net cash provided by (used in) investing activities	239	616	(136)
Net cash provided by (used in) financing activities	24	(31)	(32)
Net cash provided by (used in) discontinued operations	215	631	(103)
Effect of exchange rate changes on cash and cash equivalents	—	(1)	1
Net change in cash, cash equivalents and restricted cash	(271)	557	11
Cash, cash equivalents and restricted cash, beginning of period	629	72	61
Cash, cash equivalents and restricted cash, end of period	$358	$629	$72
Supplemental disclosures of cash flow information from continuing operations:
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$32	$23	$22
Issuance of shares to Manager	31	48	72
Issuance of shares to independent directors	1	1	1
Issuance of shares for acquisition of business	—	—	125
Leased assets obtained in exchange for new operating lease liabilities	21	—	—
Taxes paid, net(2)	65	21	11
Interest paid, net	131	98	85

_____________

(1)	Other non-cash expense, net, includes the write-down of the Company’s investment in the mechanical contractor business at MIC Hawaii in 2018.

(2)	Taxes paid, net, includes taxes paid for discontinued operations of $54 million and $8 million in 2019 and 2018, respectively.
The following table provides a reconciliation of cash, cash equivalents and restricted cash from both continuing and discontinued operations reported within the consolidated balance sheets that is presented in the consolidated statements of cash flows:

	As of December 31,
	2019	2018	2017
Cash and cash equivalents	$357	$589	$46
Restricted cash - current	1	23	10
Cash, cash equivalents and restricted cash included in assets held for sale(3)	—	17	16
Total of cash, cash equivalents and restricted cash shown in the consolidated statement of cash flows	$358	$629	$72
_____________

(3)	Represents cash, cash equivalents and restricted cash related to businesses classified as held for sale. See Note 5, “Discontinued Operations and Dispositions”, for further discussions.

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
The Company owns its businesses through its direct wholly-owned subsidiary MIC Ohana Corporation, the successor to Macquarie Infrastructure Company Inc. The Company owns and operates a portfolio of infrastructure and infrastructure-like businesses that provide services to corporations, government agencies and individual customers primarily in the United States (U.S.). The Company's operations are organized into four segments:

•	International-Matex Tank Terminals (IMTT): a business providing bulk liquid storage and handling services to third-parties at 17 terminals in the U.S. and two in Canada;

•	Atlantic Aviation: a provider of fuel, terminal, aircraft hangaring and other services primarily to owners and operators of general aviation (GA) jet aircraft at 70 airports throughout the U.S.;

•
MIC Hawaii:  comprising an energy company that processes and distributes gas and provides related services (Hawaii Gas) and several smaller businesses collectively engaged in efforts to reduce the cost and improve the reliability and sustainability of energy in Hawaii; and

•	Corporate and Other: comprising MIC Corporate (holding company headquarters in New York City) and a shared services center in Plano, Texas.
Effective October 1, 2018, the Bayonne Energy Center (BEC) and substantially all of the Company’s portfolio of solar and wind power generation businesses were classified as discontinued operations and the Company’s Contracted Power segment was eliminated. All prior comparable periods have been restated to reflect this change. In July 2019, the Company completed the sales of its wind power generating portfolio and all but one of the assets in its solar power generating portfolio. The sale of the remaining solar facility closed during September 2019. On January 1, 2019, the Company also classified its majority interest in a renewable power development business as a discontinued operation, the sale of which closed in July 2019. The Company did not restate the prior period as the disposition was deemed insignificant. A remaining relationship with a third-party developer of renewable power facilities has been reported as a component of Corporate and Other through the expiration of the relationship in July 2019.  For additional information, see Note 5, “Discontinued Operations and Dispositions”.
In October 2019, in addition to the active management of the existing portfolio of businesses, the Board resolved to simultaneously pursue strategic alternatives including potentially a sale of the Company or its operating businesses as a means of unlocking additional value for stockholders. The Company has not set a timetable for completing any transaction and there can be no assurance that any transaction(s) will occur on favorable terms or at all.
2. Summary of Significant Accounting Policies
Principles of Consolidation
The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries. All intercompany balances and transactions have been eliminated in consolidation. The Company consolidates investments where it has a controlling financial interest. The general condition for a controlling financial interest is ownership of a majority of the voting interest and, therefore, as a general rule, ownership, directly or indirectly, of over 50% of the outstanding voting shares is a condition for consolidation. In addition, if the Company demonstrates that it has the ability to direct policies and management, this may be also an indication for consolidation. For investments in variable interest entities, the Company consolidates when it is determined to be the primary beneficiary of the variable interest entity. The Company is the primary beneficiary in the solar facilities at MIC Hawaii segment and consolidated these projects accordingly.

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. Summary of Significant Accounting Policies  – (continued)

Investments
Investment in unconsolidated business of $9 million and $8 million at December 31, 2019 and 2018, respectively, represent primarily a 20% ownership interest in a joint venture acquired in conjunction with the IMTT acquisition in July 2014. This investment is accounted for at cost on the consolidated balance sheet. Dividend income from this investment is recorded in Other (Expense) Income, net, on the consolidated statements of operations.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments, including commercial paper issued by counterparties with Standard & Poor's rating of A1+ or higher, with maturity of three months or less when purchased to be cash and cash equivalents. At December 31, 2019, the Company had $40 million of commercial paper issued by counterparties with a Standard & Poor's rating of A1+. The Company did not have any commercial paper at December 31, 2018.
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
Allowance for Doubtful Accounts
The Company uses estimates to determine the amount of allowance for doubtful accounts necessary to reduce accounts receivable to its net realizable value. The Company estimates the required allowance by reviewing the status of past-due receivables and analyzing historical bad debt trends. Actual collection experience has not varied significantly from estimates primarily due to credit policies and a lack of concentration of accounts receivable. The Company writes-off receivables deemed to be uncollectible to the allowance for doubtful accounts.
Inventory
Inventory consists principally of fuel purchased from various third-party vendors at Atlantic Aviation and Hawaii Gas and materials and supplies at all of the operating businesses. Fuel inventory is stated at the lower of cost or market. Materials and supplies inventory are valued at the lower of average cost or market. Inventory sold is recorded using the first-in-first-out method

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. Summary of Significant Accounting Policies  – (continued)

at Atlantic Aviation and an average cost method at Hawaii Gas. Cash flows related to the sale of inventory are classified in net cash provided by operating activities in the consolidated statements of cash flows.
The Company’s inventory balance at December 31, 2019 comprised $15 million of inventory for sale and $16 million of materials and supplies. The Company’s inventory balance at December 31, 2018 comprised $13 million of inventory for sale and $16 million of materials and supplies.
Property, Equipment, Land and Leasehold Improvements
Property, equipment, land and leasehold improvements are initially recorded at cost. Major renewals and improvements are capitalized while repair and maintenance expenditures are expensed when incurred. Interest expense relating to construction in progress is capitalized as an additional cost of the asset. The Company depreciates property, equipment and leasehold improvements over their estimated useful lives on a straight-line basis. Excluding the regulated business at MIC Hawaii, the estimated economic useful lives range is summarized in the table below:

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
Impairment of Long-lived Assets, Excluding Goodwill
Long-lived assets, including amortizable intangible assets, are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset or group of assets may not be fully recoverable. These events or changes in circumstances may include a significant deterioration of operating results, changes in business plans, or changes in anticipated future cash flows. If an impairment indicator is present, the Company evaluates recoverability by comparing the carrying amount of the assets to future undiscounted net cash flows expected to be generated by the assets. If the assets are impaired, the impairment recognized is measured by the amount by which the carrying amount exceeds the fair value of the assets. Fair value is generally determined by estimates of discounted cash flows or value expected to be realized in a third-party sale. The discount rate used in any estimate of discounted cash flows would be the rate required for a similar investment of like risk.
Impairment of Goodwill
Goodwill is tested for impairment at least annually on October 1st or when there is a triggering event that indicates the possibility of an impairment. For the annual impairment test, the Company can make a qualitative assessment of whether it is more likely than not that a reporting unit’s fair value is less than its carrying amount before performing a quantitative goodwill impairment test, as discussed below. If an entity concludes it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, it need not perform the quantitative impairment test.
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
The Company estimates the fair value of each reporting unit by estimating the present value of the reporting unit’s future discounted cash flows or value expected to be realized in a third-party sale. If the recorded net assets of the reporting unit are less than the reporting unit’s estimated fair value, then no impairment is indicated. If the recorded amount of goodwill exceeds the estimated fair value, an impairment charge is recorded for the excess.
During the first quarter of 2018, the Company adopted ASU No. 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU No. 2017-04 simplifies the measurement of goodwill and no longer requires an entity to perform a hypothetical purchase price allocation when computing the estimated fair value to measure goodwill impairment. Instead, impairment will be assessed by quantifying the difference between the fair value of a reporting unit and its carrying amount. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, on condition that the charge doesn’t exceed the total amount of goodwill allocated to that reporting unit. See Note 8, “Intangible Assets and Goodwill”, for further discussions on goodwill impairment testing performed in 2019.
Impairment of Indefinite-lived Intangibles, Excluding Goodwill
Indefinite-lived intangibles, which consist of trademarks, are considered impaired when the carrying amount of the asset exceeds its estimated fair value. The Company estimates the fair value of each trademark using the relief from royalty method that discounts the estimated net cash flows the Company would have to pay to license the trademark under an arm’s length licensing agreement. If the recorded indefinite-lived intangible is less than its estimated fair value, then no impairment is indicated. Alternatively, if the recorded intangible asset exceeds its fair value, an impairment loss is recognized in an amount equal to that excess.
Deferred Financing Costs
The Company capitalizes all direct costs incurred in connection with the issuance of debt as deferred financing costs. These costs are amortized over the contractual term of the debt instrument, which ranges from 4 to 12 years. At December 31, 2019, the weighted average remaining life of deferred financing costs was 5.3 years.
Derivative Instruments
From time to time the Company enters into interest rate derivative agreements to minimize potential variations in cash flows resulting from fluctuations in interest rates and their impact on its variable-rate debt. Hawaii Gas, a business within the MIC Hawaii reportable segment, enters into commodity price hedges to mitigate the impact of fluctuations in liquefied petroleum gas (LPG) prices on its cash flows.
The Company accounts for derivatives and hedging activities in accordance with Accounting Standard Codification (ASC) 815, Derivatives and Hedging, which requires that all derivative instruments be recorded on the balance sheet at their respective fair values. All movements in the fair value of derivative contracts are recorded directly through earnings. See Note 10, “Derivative Instruments and Hedging Activities”, for further discussions.
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
Concentrations of Credit Risk
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with financial institutions and its balances may exceed federally insured limits. The Company’s accounts receivable balances are mainly derived from fuel and gas sales and services rendered under contract terms with commercial and private customers located primarily in the United States. At December 31, 2019 and 2018, there were no outstanding accounts receivable due from a single customer that accounted for more

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. Summary of Significant Accounting Policies  – (continued)

than 10% of the total accounts receivable. Additionally, no single customer accounted for more than 10% of the Company’s revenue in 2019, 2018 and 2017.
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
Accrued Expenses
Accrued expenses of $86 million at December 31, 2019 and 2018 primarily consisted of payroll and related liabilities, purchase of property and equipment, interest, non-income related taxes, insurance and other individually insignificant balances.
Income per Share
The Company calculates income per share using the weighted average number of common shares outstanding during the period. Diluted income per share is computed using the weighted average number of dilutive common equivalent shares outstanding during the period. Common equivalent shares may consist of (i) shares issuable upon conversion of the Company’s convertible senior notes (using the if-converted method); (ii) stock units granted to the Company’s independent directors under the Independent Director Equity Plan; (iii) stock units granted to certain employees of the Company's operating businesses under the 2016 Omnibus Employee Incentive Plan; and (iv) fees payable to the Manager that will be reinvested in shares by the Manager in a future period, if any. Common equivalent shares are excluded from the calculation if their effect is anti-dilutive.
Comprehensive Income (Loss)
The Company follows the requirements of ASC 220, Comprehensive Income, for the reporting and presentation of comprehensive income (loss) and its components, net of taxes. For the Company, the guidance requires unrealized gains or losses on foreign currency translation adjustments and minimum pension liability adjustments to be included in other comprehensive income (loss), net of taxes.
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
Income Taxes
The Company accounts for income taxes using the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company and its more than 80% owned subsidiaries file a consolidated U.S. federal income tax return, including its allocated share of the taxable income from its solar and wind facilities through the date of sale. The investments in solar and wind facilities where the Company does not own 100% of the investment within discontinued operations and the MIC Hawaii segment are held in various LLCs, which are treated as partnerships for income tax purposes.

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
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in ASU 2018-13 update the disclosure requirements on fair value measurements, including the consideration of costs and benefits. The disclosure modifications focused on Level 3 fair value measurements, and also eliminate the minimum disclosure requirements. The amendments in this update are effective for annual periods beginning after December 15, 2019, and interim periods within those fiscal years. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company will adopt this ASU in 2020 and will make the required disclosures to the notes to the consolidated financial statements, as needed.
3. Implementation of ASU No. 2016-2
On February 25, 2016, FASB issued ASU No. 2016-2, Leases (Topic 842), which requires a lessee to recognize assets and liabilities for leases with lease terms of more than 12 months. The recognition, measurement and presentation of expenses and cash flows arising from a lease by a lessee primarily will depend on its classification as a finance or operating lease. However, unlike existing GAAP, which requires only capital leases to be recognized on the balance sheet, ASU 2016-2 requires all leases with an initial term greater than one year to be recognized on the balance sheet as a right-of-use (ROU) asset and a lease liability. The Company also serves as a lessor primarily through operating leases. The accounting for lessors has not fundamentally changed except for changes to conform and align existing guidance to the lessee guidance under ASU 2016-2, as well as to the revenue recognition guidance in ASC 606, Revenue from Contracts with Customers.
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
The Company adopted the standard effective January 1, 2019 utilizing the modified retrospective method, which allowed the Company, where it was the lessee or lessor to recognize and measure leases at the beginning of the period of adoption without modifying the comparative period financial statements. The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carryforward the historical lease classification. The Company also made an accounting policy election to keep leases with an initial term of 12 months or less off the balance sheet. Further, the standard did not have a material impact on the accounting and reporting requirements for existing operating leases where the Company is the lessor as it has elected the practical expedient whereby the Company will not separate a qualifying contract into its lease and non-lease components. The Company also determined that the accounting for sales taxes, certain lessor costs and certain requirements related to variable payments in contracts did not have a material effect on the consolidated balance sheet, statement of operations or statement of cash flows.
Upon adoption of ASU No. 2016-2, the Company recorded ROU assets and corresponding lease liabilities of $351 million and $358 million, respectively, of which $19 million and $21 million related to asset and liabilities held for sale, respectively. The

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. Implementation of ASU No. 2016-2 – (continued)

adoption of this ASU did not have a material impact on the Company's consolidated statements of operations, liquidity or debt covenant compliance under its current agreements.
4. Leases
The Company has operating leases primarily for land, equipment and machinery, buildings, office space and certain office equipment under non-cancellable lease agreements. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. Some leases include one or more options to renew, with renewal terms that can extend the lease term from one to 10 years or more. The exercise of these lease renewal options is at the Company’s sole discretion. Cash paid for operating leases is reported in operating activities on the consolidated statement of cash flows. At December 31, 2019, the Company did not have any finance leases.
In 2019, the Company’s operating lease expenses recorded within the consolidated statement of operations were as follows ($ in millions):

Income Statement Classification	Year Ended December 31, 2019
Cost of services	$2
Cost of product sales	1
Selling, general and administrative	51
Total operating lease expense(1)	$54
_____________

(1)	Includes leases less than one year and variable totaling $6 million and $2 million, respectively.
At December 31, 2019, the weighted-average remaining operating lease term was 18.7 years and the weighted average discount rate was 8.5%. The following table represents the future maturities of lease liabilities at December 31, 2019 ($ in millions):

2020	$46
2021	44
2022	43
2023	42
2024	42
Thereafter	513
Total lease payment	730
Less: interest	(390)
Present value of lease liability	$340

Future minimum lease commitments at December 31, 2018 ($ in millions):

2019	$48
2020	44
2021	41
2022	40
2023	39
Thereafter	461
Total	$673

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5. Discontinued Operations and Dispositions
The Company accounts for disposals that represent a strategic shift that should have or will have a major effect on operations as discontinued operations in the consolidated statement of operations for current and prior periods commencing in the period in which the business or group of businesses meets the criteria of a discontinued operation. These results include any gain or loss recognized on disposal or adjustment of the carrying amount to fair value less cost to sell.
Bayonne Energy Center (BEC) Sale
On October 12, 2018, the Company concluded the sale of BEC and received cash of $657 million, net of the assumption of the outstanding debt balance of $244 million by the buyer and subject to post-closing working capital adjustments, resulting in a loss of approximately $17 million (excluding any transaction costs). During 2018, the Company incurred $9 million in professional fees in relation to this transaction, which was included in Selling, General and Administrative Expenses in the consolidated statement of operations.
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
The aggregate gross proceeds to the Company from the above sales are approximately $275 million, or approximately $223 million net of taxes and transaction related expenses. Upon closing of the transactions, the Company recorded a pre-tax gain of approximately $80 million excluding any transaction costs. The Company incurred approximately $10 million in professional fees in relation to these transactions, which is included in Selling, General and Administrative Expenses in the consolidated statement of operations. In 2019, the Company recorded approximately $42 million in current tax expense primarily related to the gain on sale.
The combination of the disposal of BEC and the commencement of the sale process of substantially all of its portfolio of solar and wind facilities represented a strategic shift for the Company that will have a major effect on operations. Accordingly, beginning in the fourth quarter of 2018, these businesses were classified as discontinued operations and the Contracted Power segment was eliminated. There was no write-down of the carrying amount of the solar and wind facility assets as a result of this change in classification. The assets and liabilities of the solar and wind facilities have been classified as held for sale in the consolidated balance sheets up until the date those assets were disposed. All prior periods have been restated to reflect these changes.
During the first quarter of 2019, the Company also commenced the sale of its majority interest in its renewable power development business that was reported as part of the Company’s Corporate and Other segment in the fourth quarter of 2018. Accordingly, beginning in the first quarter of 2019, the results of this business were classified as discontinued operations and the assets and liabilities of this business have been classified as held for sale in the consolidated balance sheets through the date of sale. The Company did not restate the prior period related to the commencement of the sale process involving its majority interest in a renewable power development business as the disposition was insignificant. A remaining relationship with a third-party developer of renewable power facilities has been reported as a component of Corporate and Other through the expiration of the relationship in July 2019.

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. Discontinued Operations and Dispositions  – (continued)

The following is a summary of the assets and liabilities held for sale included in the Company’s consolidated balance sheet related to its former Contracted Power segment as of December 31, 2018 ($ in millions):

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
Summarized financial information for discontinued operations included in the Company’s consolidated statement of operations in 2019, 2018 and 2017 are as follows ($ in millions):

	Year Ended December 31,
	2019	2018	2017
Product revenue	$44	$150	$146
Cost of product sales	(7)	(24)	(21)
Selling, general & administrative expenses	(19)	(25)	(25)
Depreciation and amortization	—	(38)	(60)
Interest expense, net	(13)	(17)	(23)
Other income (expense), net(1)	80	(14)	1
Net income from discontinued operations before income taxes	85	32	18
(Provision) benefit for income taxes	(33)	(2)	4
Net income from discontinued operations	52	30	22
Less: net (loss) income attributable to noncontrolling interests	(3)	(39)	5
Net income from discontinued operations attributable to MIC	$55	$69	$17
_____________

(1)	Other income (expense), net, includes gain of approximately $80 million from the sale of renewable businesses in 2019 and loss of $17 million from the sale of BEC in 2018.

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. Discontinued Operations and Dispositions  – (continued)

Other Dispositions
The Company reviews strategic options available, including with respect to certain other, smaller businesses in its portfolio in an effort to rationalize its portfolio and enhance the infrastructure characteristics of its businesses. Consistent with this, the Company sold (i) an environmental services business by IMTT in April 2018; (ii) its equity interests in projects involving two properties in May 2018; and (iii) the mechanical contractor business within MIC Hawaii in November 2018. Collectively, the sale of these businesses is insignificant and do not qualify for discontinued operations.
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
6. Income per Share
Following is a reconciliation of the basic and diluted income per share computations ($ in millions, except share and per share data):

	Year Ended December 31,
	2019	2018	2017
Numerator:
Net income from continuing operations attributable to MIC	$101	$68	$434
Interest expense attributable to 2.875% Convertible Senior Notes due July 2019, net of taxes	—	—	8
Interest expense attributable to 2.00% Convertible Senior Notes due October 2023, net of taxes	—	—	8
Diluted net income from continuing operations attributable to MIC	$101	$68	$450
Basic and diluted net income from discontinued operations attributable to MIC	$55	$69	$17
Denominator:
Weighted average number of shares outstanding: basic	86,178,212	85,233,989	83,204,404
Dilutive effect of restricted stock unit grants(1)	26,089	15,876	9,495
Dilutive effect of 2.875% Convertible Senior Notes due July 2019	—	—	4,252,609
Dilutive effect of 2.00% Convertible Senior Notes due October 2023	—	—	3,606,854
Weighted average number of shares outstanding: diluted	86,204,301	85,249,865	91,073,362
_____________
(1) Dilutive effect of restricted stock unit grants includes grants to independent directors under the 2014 Independent Director Equity Plan and certain employees of the Company's operating businesses under the 2016 Omnibus Employee Incentive Plan.

	Year Ended December 31,
	2019	2018	2017
Income per share:
Basic income per share from continuing operations attributable to MIC	$1.17	$0.80	$5.22
Basic income per share from discontinued operations attributable to MIC	0.65	0.80	0.20
Basic income per share attributable to MIC	$1.82	$1.60	$5.42
Diluted income per share from continuing operations attributable to MIC	$1.17	$0.80	$4.94
Diluted income per share from discontinued operations attributable to MIC	0.65	0.80	0.19
Diluted income per share attributable to MIC	$1.82	$1.60	$5.13

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. Income per Share  – (continued)

The following represents the weighted average potential dilutive shares of common stock that were excluded from the diluted income per share calculation:

	Year Ended December 31,
	2019	2018	2017
2.875% Convertible Senior Notes due July 2019(1)	1,321,243	4,368,725	—
2.00% Convertible Senior Notes due October 2023	3,634,173	3,631,850	—
Total	4,955,416	8,000,575	—

_____________
(1) On July 15, 2019, the Company fully repaid the outstanding balance on the 2.875% Convertible Senior Notes due July 2019 at maturity using cash on hand. In 2019, the weighted average shares reflect the “if-converted” impact to dilutive common stock through the maturity date of the Note.
7. Property, Equipment, Land and Leasehold Improvements
Property, equipment, land and leasehold improvements at December 31, 2019 and 2018 consist of the following ($ in millions):

	As of December 31,
	2019	2018
Land	$319	$319
Buildings	40	40
Leasehold and land improvements	813	770
Machinery and equipment	2,951	2,783
Furniture and fixtures	52	45
Construction in progress	143	113
	4,318	4,070
Less: accumulated depreciation	(1,116)	(929)
Property, equipment, land and leasehold improvements, net	$3,202	$3,141

8. Intangible Assets and Goodwill
Intangible assets at December 31, 2019 and 2018 consist of the following ($ in millions):

	As of December 31,
	2019	2018
Contractual arrangements	$921	$921
Non-compete agreements	14	14
Customer relationships	352	353
Trade names	16	16
Technology	9	9
	1,312	1,313
Less: accumulated amortization	(583)	(524)
Intangible assets, net	$729	$789

At December 31, 2019, the Company had $12 million in trade names net of accumulated amortization, of which $7 million relates to Atlantic Aviation and are considered to be indefinite-lived. The remaining balance of $5 million relates to “The Gas Company” trade name and is being amortized over its estimated useful life.

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. Intangible Assets and Goodwill  – (continued)

Amortization expense of intangible assets in 2019, 2018 and 2017 totaled $59 million, $68 million and $64 million, respectively. The estimated future amortization expense for amortizable intangible assets to be recognized are ($ in millions):

2020	$50
2021	45
2022	43
2023	42
2024	37
Thereafter	505
Total	$722

The goodwill balance by reportable segments as of December 31, 2019 are comprised of the following ($ in millions):

	IMTT	Atlantic Aviation	MIC Hawaii	Total
Goodwill acquired in business combinations, net of disposals, at December 31, 2018	$1,430	$619	$123	$2,172
Accumulated impairment charges	—	(123)	(3)	(126)
Other	(3)	—	—	(3)
Balance at December 31, 2018	1,427	496	120	2,043
Other	1	(1)	—	—
Balance at December 31, 2019	$1,428	$495	$120	$2,043

The Company tests for goodwill impairment at the reporting unit level on an annual basis on October 1st of each year and between annual tests if a triggering event indicates the possibility of an impairment. The Company monitors changing business conditions as well as industry and economic factors, among others, for events which could trigger the need for an interim impairment analysis. The Company has experienced a sustained decline in its market capitalization over the 18-months ended September 30, 2019. The decline reflects, in part, the sales of smaller and non-core businesses during that period. However, the Company concluded that the decline in its market capitalization also reflected a reduced contribution from its IMTT segment as a result of lower bulk liquid storage utilization levels and storage rates and determined that these constituted a triggering event.
The Company performed an interim impairment analysis based on financial results through September 30, 2019. For IMTT, the Company used both the market and income approaches and weighting them based on their applicability to the segment. The income approach used forecasted cash flows developed as part of the Company’s annual update of its 5-year business plan. For Atlantic Aviation and Hawaii Gas, the Company used only the market approach given that the fair value of these businesses substantially exceeded the book value noted in 2018. The analysis concluded that fair value of each of the Company’s reporting units exceeded their carrying value and no impairment was recorded.
At September 30, 2019, the fair value of the Company's reporting units exceeded their aggregate book value by $2.2 billion, or 33%. Approximately $1.9 billion of the excess was attributed to Atlantic Aviation, approximately $280 million to Hawaii Gas and approximately $20 million to IMTT.
Unfavorable fluctuations in the discount rate or declines in forecasted storage revenues and margins could result in an impairment to IMTT in the future. For example, a 0.25% increase to the discount rate would decrease the value of IMTT by approximately $70 million. Any increase in the discount rate, in conjunction with any decrease in the projected cash flows for IMTT, would negatively affect the current valuations. Due to the inherent uncertainties in the estimates and assumptions used in the fair value analysis, the Company's actual results may differ. These differences could alter the fair value of the Company's reporting units and may result in impairment charges in future periods. At December 31, 2019, there were no new triggering events that indicated impairment.
9. Long-Term Debt
The Company capitalizes its businesses in part using floating rate bank debt with medium-term maturities generally between four and seven years. In general, the Company hedges the floating rate exposure for the majority of the term of these facilities. The Company also uses longer dated private placement debt and other forms of capital including bond or hybrid debt instruments to capitalize its businesses. In general, the debt facilities at the businesses are non-recourse to the holding company and there are

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. Long-Term Debt  – (continued)

no cross-collateralization or cross-guarantee provisions in these facilities. All of the term debt facilities of the Company’s operating businesses described below contain customary financial covenants, including maintaining or exceeding certain financial ratios, and limitations on capital expenditures and additional debt. The facilities include events of default, representations and warranties and other covenants that are customary for facilities of this type, including change of control, which will occur if the Macquarie Group, or any fund or entity managed by the Macquarie Group, fails to control a majority of the Borrower. For a description of related party transactions associated with the Company’s long-term debt, see Note 13, “Related Party Transactions”.
At December 31, 2019 and 2018, the Company’s consolidated long-term debt comprised the following ($ in millions):

	As of December 31,
	2019	2018
IMTT	$1,109	$1,109
Atlantic Aviation	1,015	1,025
MIC Hawaii	195	196
MIC Corporate	388	734
Total	2,707	3,064
Current portion	(12)	(361)
Long-term portion	2,695	2,703
Unamortized deferred financing costs(1)	(41)	(50)
Long-term portion less unamortized debt discount and deferred financing costs	$2,654	$2,653
_____________

(1)	The weighted average remaining life of the deferred financing costs at December 31, 2019 was 5.3 years.
At December 31, 2019, the total undrawn capacity on the revolving credit facilities was $1,610 million excluding letters of credits outstanding of $13 million.
The following table represents the future maturities of long-term debt balances at December 31, 2019 and includes the unamortized debt discount of $15 million related to the 2.00% Convertible Senior Notes due October 2023 ($ in millions).

2020	$12
2021	11
2022	111
2023	494
2024	11
Thereafter	2,083
Total	$2,722

MIC Corporate
Senior Secured Revolving Credit Facility
In July 2014, the Company entered into a five-year, $250 million senior secured revolving credit facility with a syndicate of banks and subsequently increased the aggregate commitments under its revolving credit facility to $410 million, with all terms remaining the same. On January 3, 2018, the Company completed the refinancing and upsizing of its senior secured revolving credit facility to $600 million and extended the maturity through January 3, 2022. At December 31, 2019 and 2018, the senior secured revolving credit facility was undrawn.
The revolving credit facility is guaranteed by MIC Ohana Corporation and is secured by a pledge of the Company’s directly held equity interests and all intercompany debt owed to the Company (the security may fall away when certain conditions are met). The revolving credit facility includes customary negative covenants and a financial covenant based on a ratio of cash flow available for debt service to net cash interest expense.

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. Long-Term Debt  – (continued)

2.875% Convertible Senior Notes due July 2019
In July 2014, the Company completed an underwritten public offering of a five-year, $350 million aggregate principal amount of 2.875% Convertible Senior Notes due July 2019 to partially fund the IMTT acquisition and for general corporate purposes. The notes are convertible, at the holder’s option, into the Company’s shares, initially at a conversion rate of 11.7942 shares per $1,000 principal amount (equivalent to an initial conversion price of approximately $84.79 per share, subject to adjustment), at any time on or prior to the close of business on the second scheduled trading day immediately preceding the maturity date.
At December 31, 2018, the Company had $350 million aggregate principal outstanding, which was fully repaid by the Company using cash on hand at maturity.
2.00% Convertible Senior Notes due October 2023
In October 2016, the Company completed an underwritten public offering of a seven year, $403 million aggregate principal amount of 2.00% Convertible Senior Notes due October 2023. The net proceeds of $392 million were used to repay a portion of the drawn balance under the revolving credit facility under the prior AA Credit Agreement and to fully repay the outstanding balances on both the MIC senior secured and IMTT revolving credit facilities. The remaining proceeds were used for general corporate purposes. The notes are convertible, at the holder’s option, only upon satisfaction of one or more conditions set forth in the indenture governing the notes. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of Company’s common stock or a combination thereof, at the Company’s election. The initial conversion rate was 8.9364 shares per $1,000 principal amount (equivalent to an initial conversion price of approximately $111.90 per share, subject to adjustment).
The $403 million of 2.00% Convertible Senior Notes due October 2023 had an initial value of the principal amount recorded as a liability of $376 million, using an effective interest rate of 3.1%. The remaining $27 million of principal amount was allocated to the conversion feature and recorded in Additional Paid in Capital as a component of stockholders’ equity. This amount represents a discount to the debt to be amortized through interest expense using the effective interest method through the maturity of the convertible senior notes. The Company also recorded $11 million in deferred financing costs from the issuance of the convertible senior notes, of which approximately $1 million was recorded as equity issuance costs as a component of stockholders’ equity.
At December 31, 2019 and 2018, the outstanding balance on the Notes were $388 million and $384 million, respectively, which had a fair value of the liability component of approximately $370 million and $335 million, respectively. The conversion rate was 9.0290 shares of common stock per $1,000 principal amount at December 31, 2019 and 2018.
The 2.00% Convertible Senior Notes due October 2023 consisted of the following ($ in millions):

	As of December 31,
	2019	2018
Liability Component:
Principal	$403	$403
Unamortized debt discount	(15)	(19)
Long-term debt, net of unamortized debt discount	388	384
Unamortized deferred financing costs	(6)	(7)
Net carrying amount	$382	$377
Equity Component	$27	$27

In 2019, 2018 and 2017, total interest expense recognized related to the 2.00% Convertible Senior Notes due October 2023 consisted of the following ($ in millions):

	Year Ended December 31,
	2019	2018	2017
Contractual interest expense	$8	$8	$8
Amortization of debt discount	4	4	3
Amortization of deferred financing costs	1	1	2
Total interest expense	$13	$13	$13

The key terms of the senior secured revolving credit facility and the 2.00% Convertible Senior Notes due October 2023 are summarized in the table below.

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. Long-Term Debt  – (continued)

Facility Terms	Senior Secured Revolving Credit Facility	2.00% Convertible Senior Notes due October 2023
Total Committed Amount	$600 million	—
Amount Outstanding at December 31, 2019	Undrawn	$388 million, net of unamortized discount of $15 million
Maturity	January 2022	October 2023
Amortization	Revolving, payable at maturity	Payable at maturity or convertible at the holder’s option into cash, the Company’s shares or a combination thereof, only upon satisfaction of one or more conditions set forth in the indenture
Interest Rate	LIBOR plus 2.00% at December 31, 2019	2.00% payable on April 1st and October 1st of each year
Commitment Fees	0.350% at December 31, 2019	—
Security	Secured (may fall away if certain ratings and other conditions are met)	Unsecured

IMTT
On December 5, 2018, ITT Holdings LLC (ITT LLC), a wholly owned direct subsidiary of IMTT Holdings LLC and a wholly owned indirect subsidiary of the Company, entered into the Second Amendment to Credit Agreement (the Amendment), among ITT LLC, IMTT-Quebec Inc. and IMTT-NTL, Ltd. as Canadian borrowers, the guarantors party thereto, SunTrust Bank, as administrative agent, and the lenders party thereto, to the Credit Agreement, dated as of May 21, 2015, as amended (the IMTT Credit Agreement). The Amendment provides for (i) a $550 million revolving credit facility for ITT LLC, (ii) the Canadian dollar equivalent of a $50 million revolving credit facility for the Canadian borrowers and (iii) a $509 million bond purchase facility.
The Amendment extends the maturity date of the revolving credit facilities from May 21, 2020 to December 5, 2023 and extends the maturity date of the bond purchase facility from May 21, 2022 to December 5, 2025. The Amendment also increases certain baskets under the covenants in the IMTT Credit Agreement and modifies certain related definitions in a manner generally favorable to the borrowers. In connection with the Amendment, supplemental indentures were entered into with respect to the $509 million of outstanding Gulf Opportunity Zone Bonds, Louisiana Public Facilities Authority Revenue Bonds, Industrial Development Board of the Parish of Ascension Revenue Bonds and New Jersey Economic Development Authority Bonds (collectively, the Tax-Exempt Bonds). The Tax-Exempt Bonds were reissued and sold to certain lenders under the IMTT Credit Agreement pursuant to the bond purchase facility. The supplemental indentures provide for (i) an interest rate on the Tax-Exempt Bonds of 80% of one-month LIBOR plus applicable margin plus 0.45% and (ii) an extension of the date on which holders have the right to require repurchase of the Tax-Exempt Bonds from May 21, 2022 to December 5, 2025.
On June 1, 2015, IMTT, as part of the IMTT refinancing in May 2015, entered into interest rate swap contracts, maturing in June 2021, with a total notional amount of $361 million. These swaps partially hedged the floating LIBOR interest rate risk associated with the Tax-Exempt Bonds for six years at 1.677%.
On May 21, 2015, ITT LLC entered into a Note Purchase Agreement for the issuance of $325 million aggregate principal amount of 3.92% Guaranteed Senior Notes, Series A due 2025, and $275 million aggregate principal amount of 4.02% of Guaranteed Senior Notes, Series B due 2027 (together the senior notes). In March 2019, ITT LLC amended the Note Purchase Agreement to mirror the changes made to the covenants and related definitions to the Amendment described above. At December 31, 2019 and 2018, the fair value of the senior notes was approximately $635 million and $575 million, respectively.
Revolving Credit Facilities
At December 31, 2019 and 2018, IMTT's $600 million revolving credit facilities were undrawn. The key terms of IMTT’s U.S. dollar and Canadian dollar denominated revolving credit facilities are summarized in the table below.

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. Long-Term Debt  – (continued)

Facility Terms	USD Revolving Credit Facility	CAD Revolving Credit Facility
Total Committed Amount	$550 million	$50 million
Amount Outstanding at December 31, 2019	Undrawn	Undrawn
Maturity	December 2023	December 2023
Amortization	Revolving, payable at maturity	Revolving, payable at maturity
Interest Rate	LIBOR plus 1.50% at December 31, 2019	Bankers' Acceptances Rate plus 1.50% at December 31, 2019
Commitment Fees	0.20% at December 31, 2019	0.20% at December 31, 2019
Security	Unsecured	Unsecured

Senior Notes
The key terms of the senior notes are summarized in the table below.

Facility Terms	Senior Notes, Series A	Senior Notes, Series B
Amount Outstanding at December 31, 2019	$325 million	$275 million
Maturity	May 2025	May 2027
Amortization	Payable at maturity	Payable at maturity
Interest Rate	3.92%	4.02%
Security	Unsecured	Unsecured

IMTT Tax-Exempt Bonds
The key terms of the IMTT Tax-Exempt Bonds are summarized in the table below.

Facility Terms	Tax-Exempt Bonds
Amount Outstanding at December 31, 2019	$509 million
Maturity	December 2027 to August 2046
Amortization	Payable at maturity, subject to mandatory tender in December 2025
Interest Rate	One-month LIBOR plus revolving credit facility margin plus 0.45% multiplied by 80%
Security	Unsecured

Atlantic Aviation
On December 6, 2018, Atlantic Aviation FBO Inc. (AA FBO), a wholly-owned indirect subsidiary of the Company, entered into a credit agreement (the New AA Credit Agreement), among AA FBO, Atlantic Aviation FBO Holdings LLC (Holdings), the direct parent of AA FBO, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent and several lenders party thereto. The New AA Credit Agreement provides for a seven-year, $1,025 million senior secured first lien term loan facility and a five-year, $350 million senior secured first lien revolving credit facility that was undrawn at December 31, 2019 and 2018. The New AA Credit Agreement is guaranteed on a senior secured first lien basis by Holdings and certain subsidiaries of AA FBO. As part of the refinancing, Atlantic Aviation wrote-off approximately $3 million in deferred financing costs associated with the October 2016 debt.
The additional proceeds from the Atlantic Aviation refinancing were used to repay the Company’s 2.875% Convertible Senior Notes due July 2019 and for general corporate purposes.
The key terms of the term loan and revolving credit facilities are summarized in the table below.

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. Long-Term Debt  – (continued)

Facility Terms	Term Loan Facility	Revolving Credit Facility
Facilities	$1,025 million senior secured first lien term loan ($1,015 million outstanding at December 31, 2019)	$350 million senior secured first lien revolving credit facility (undrawn at December 31, 2019)
Maturity	December 2025	December 2023
Amortization	1.00% of the initial principal balance per annum	Revolving, payable at maturity
Interest Rate	LIBOR plus 3.75% at December 31, 2019	LIBOR plus 2.00% at December 31, 2019
Commitment Fees	—	0.30% at December 31, 2019
Security	Secured	Secured

MIC Hawaii
Hawaii Gas
On February 10, 2016, Hawaii Gas completed the refinancing of its existing $80 million term loan and $60 million revolving credit facility. The $80 million term loan bears interest at a variable rate of LIBOR plus an applicable margin between 1.00% and 1.75%. The variable rate component of the debt is fixed at 0.99% at December 31, 2019 using an interest rate swap contract through February 2020. The revolving credit facility bears interest at a variable rate of LIBOR plus an applicable margin between 1.00% and 1.75% and is unhedged. In February 2018, Hawaii Gas exercised the second of two one-year extensions related to its $80 million secured term loan facility and its $60 million revolving credit facility extending their respective maturities to February 2023. The $60 million revolving credit facility was undrawn at December 31, 2019 and 2018.
At December 31, 2019 and 2018, Hawaii Gas also had $100 million of fixed rate senior notes outstanding that had a fair value of approximately $105 million and $100 million, respectively.
The key terms of the term loan, senior secured notes and revolving credit facility of Hawaii Gas are summarized in the table below.

Facility Terms	Holding Company Debt	Operating Company Debt
Borrowers	HGC Holdings LLC (HGC)	The Gas Company, LLC (TGC)
Facilities	$80 million term loan (fully drawn at December 31, 2019)	$100 million senior secured notes (fully drawn at December 31, 2019)	$60 million revolving credit facility (undrawn at December 31, 2019)
Maturity	February 2023	August 2022	February 2023
Amortization	Payable at maturity	Payable at maturity	Revolving, payable at maturity
Interest Rate	LIBOR plus 1.50% at December 31, 2019	4.22% payable semi-annually	LIBOR plus 1.25% at December 31, 2019
Commitment Fees	___	___	0.225% on the undrawn portion
Collateral	First lien on all assets of HGC and its subsidiaries	First lien on all assets of TGC and its subsidiaries	First lien on all assets of TGC and its subsidiaries

Solar Facilities
In July 2016, the solar facilities in Hawaii entered into a ten year, $18 million amortizing term loan facility. The interest rate on this term loan facility floats at LIBOR plus 2.00%. The interest rate was fixed at 3.38% using an interest rate swap contract through June 30, 2026. At December 31, 2019, the outstanding balance on the term loan was $15 million.
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
At December 31, 2019, the Company had $2,722 million of current and long-term debt, of which $946 million was economically hedged with interest rate contracts, $1,103 million was fixed rate debt and $673 million was unhedged. At December 31, 2018, the Company had $3,083 million of current and long-term debt, of which $947 million was economically hedged with interest rate contracts, $1,453 million was fixed rate debt and $683 million was unhedged. The Company does not use hedge accounting. All movements in the fair value of the interest rate derivatives are recorded directly through earnings.
IMTT
On June 1, 2015, IMTT, as part of the IMTT refinancing in May 2015, entered into interest rate swap contracts maturing in June 2021 with a total notional amount of $361 million. These swaps partially hedged the floating LIBOR interest rate risk associated with the Tax-Exempt Bonds for six years at 1.677%.
On December 5, 2018, IMTT entered into the Amendment on its Tax-Exempt Bonds. The Amendment provided for the change in interest rate to 80% of one-month LIBOR plus an applicable margin plus 0.45% and an extension of maturity from May 2022 to December 2025. The interest rate swap was not amended and therefore increased the unhedged component of the Tax-Exempt Bonds by approximately $58 million. See Note 9, “Long-Term Debt”, for further details on the Amendment.
Atlantic Aviation
In October 2016, Atlantic Aviation entered into $400 million notional interest rate caps with a strike price of 1.00% to hedge the one-month LIBOR floating rate interest exposure on the business’ term loan or revolving credit facility. The notional amount on the interest rate cap will remain at $400 million through its maturity in September 2021.
On December 6, 2018, Atlantic Aviation refinanced its term loan and revolving credit facility under the New AA Credit Agreement. The existing interest rate cap will remain in place and will be used to partially hedge the Atlantic Aviation term loan facility under the New AA Credit Agreement. See Note 9, “Long-Term Debt”, for further details on the New AA Credit Agreement.
MIC Hawaii
In February 2016, in conjunction with a refinancing, Hawaii Gas entered into a new interest rate swap contract for an $80 million notional that took effect on August 8, 2016, upon the maturity of the existing interest rate swap, and expires on February 8, 2020. At December 31, 2019, the interest rate swap fixes the interest rate on the $80 million term loan at 2.49%.
In July 2016, the solar facilities in MIC Hawaii entered into a ten year, $18 million amortizing term loan facility. The interest rate on this term loan facility floats at LIBOR plus 2.00%. Concurrently, it entered into an amortizing interest rate swap contract with an original notional value of $18 million. The contract is scheduled to amortize concurrently with the term loan and fixes the interest rate at 3.38% as of December 31, 2019.

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. Derivative Instruments and Hedging Activities  – (continued)

Commodity Price Hedges
The risks associated with fluctuations in the prices that Hawaii Gas, a business within the MIC Hawaii reportable segment, pays for LPG is principally a result of market forces reflecting changes in supply and demand for LPG and other energy commodities. Hawaii Gas’ gross margin (revenue less cost of product sales excluding depreciation and amortization) is sensitive to changes in LPG costs and Hawaii Gas may not always be able to pass through product cost increases fully or on a timely basis, particularly when product costs rise rapidly. In order to reduce the volatility of the business’ LPG market price risk, Hawaii Gas has used and expects to continue to use over-the-counter commodity derivative instruments including price swaps. Hawaii Gas does not use commodity derivative instruments for speculative or trading purposes. Over-the-counter derivative commodity instruments used by Hawaii Gas to hedge forecasted purchases of LPG are generally settled at expiration of the contract. At December 31, 2019, Hawaii Gas had 38 million gallons of LPG hedged that expire in March 2021.
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
The Company’s fair value measurements of its derivative instruments and the related location of the assets and liabilities within the consolidated balance sheets at December 31, 2019 and 2018 were ($ in millions):

Balance Sheet Classification	Assets (Liabilities) at Fair Value as of December 31,
	2019	2018
Fair value of derivative instruments - other current assets	$3	$11
Fair value of derivative instruments - other noncurrent assets	2	15
Total derivative contracts - assets	$5	$26
Fair value of derivative instruments - other current liabilities	$(7)	$(3)
Fair value of derivative instruments - other noncurrent liabilities	—	—
Total derivative contracts - liabilities	$(7)	$(3)

The Company’s hedging activities in 2019, 2018 and 2017 and the related location within the consolidated statement of operations were ($ in millions):

Income Statement Classification	Amount of (Loss) Gain Recognized in Consolidated Statements of Operations Year ended December 31,
	2019	2018	2017
Interest expense – interest rate caps	$(7)	$4	$—
Interest expense – interest rate swaps	(6)	4	2
Cost of product sales – commodity swaps	(10)	(5)	7
Total	$(23)	$3	$9

All of the Company’s derivative instruments are collateralized by the assets of the respective businesses.

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Stockholders’ Equity
Classes of Stock
The Company is authorized to issue (i) 500,000,000 shares of common stock, par value $0.001 per share, (ii) 100 shares of special stock, par value $0.001 per share and (iii) 100,000,000 shares of preferred stock, par value $0.001 per share. At December 31, 2019, the Company had 86,600,302 shares of common stock issued and outstanding and 100 shares of special stock issued to its Manager and outstanding. There was no preferred stock issued or outstanding at December 31, 2019. Each outstanding share of common stock of the Company is entitled to one vote on any matter with respect to which holders of shares are entitled to vote.
The sole purpose for the special stock was to preserve the Manager’s right to appoint one director to serve as the chairman of the Board. The special stock is not listed on any stock exchange and is non-transferable. Holders of special stock are not entitled to any dividends or to share in any distribution of assets upon the liquidation or dissolution of the Company.
Dividends
The Company’s Board have made or declared the following dividends in 2019, 2018 and 2017:

Declared	Period Covered	$ per Share	Record Date	Payable Date
February 14, 2020	Fourth quarter 2019	$1.00	March 6, 2020	March 11, 2020
October 29, 2019	Third quarter 2019	1.00	November 11, 2019	November 14, 2019
July 30, 2019	Second quarter 2019	1.00	August 12, 2019	August 15, 2019
April 29, 2019	First quarter 2019	1.00	May 13, 2019	May 16, 2019
February 14, 2019	Fourth quarter 2018	1.00	March 4, 2019	March 7, 2019
October 30, 2018	Third quarter 2018	1.00	November 12, 2018	November 15, 2018
July 31, 2018	Second quarter 2018	1.00	August 13, 2018	August 16, 2018
May 1, 2018	First quarter 2018	1.00	May 14, 2018	May 17, 2018
February 19, 2018	Fourth quarter 2017	1.44	March 5, 2018	March 8, 2018
October 30, 2017	Third quarter 2017	1.42	November 13, 2017	November 16, 2017
August 1, 2017	Second quarter 2017	1.38	August 14, 2017	August 17, 2017
May 2, 2017	First quarter 2017	1.32	May 15, 2017	May 18, 2017
February 17, 2017	Fourth quarter 2016	1.31	March 3, 2017	March 8, 2017

The Board regularly reviews the Company’s dividend policy and payout ratio. In determining whether to adjust the amount of the quarterly dividend, the Board will take into account such matters as the state of the capital markets and general business and economic conditions, the impact of any acquisitions or dispositions related to its pursuit of strategic alternatives, the Company’s financial condition, results of operations, indebtedness levels, capital requirements, capital opportunities and any contractual, legal and regulatory restrictions on the payment of dividends by the Company to its stockholders or by its subsidiaries to the Company, and any other factors that it deems relevant, subject to maintaining a prudent level of reserves and without creating undue volatility in the amount of such dividends where possible. Moreover, the Company's senior secured credit facility and the debt commitments at its businesses contain restrictions that may limit the Company's ability to pay dividends. Although historically the Company has declared cash dividends on its shares, any or all of these or other factors could result in the modification of its dividend policy, or the reduction, modification or elimination of its dividend in the future.
The dividends paid have been recorded as a reduction to Additional Paid in Capital in the stockholders’ equity section of the consolidated balance sheets.
Independent Director Equity Plan (2014 Plan)
In 2014, MIC adopted, and MIC’s stockholders approved, the 2014 Plan to replace the 2004 Independent Directors Equity Plan, which expired in December 2014. The purpose of this plan is to promote the long-term growth and financial success of the Company by attracting, motivating and retaining independent directors of outstanding ability. Only the Company’s independent directors may participate in the 2014 Plan. The only type of award that may be granted under the 2014 Plan is an award of director shares. Each share is an unsecured promise to transfer one share on the settlement date, subject to satisfaction of the applicable terms and conditions. The maximum number of shares available for issuance under the 2014 Plan is 300,000 shares, of which 227,274 shares remained available for issuance at December 31, 2019. The aggregate grant date fair value of awards granted to an independent director during any single fiscal year (excluding awards made at the election of the independent director in lieu of all or a portion of annual and committee cash retainers) may not exceed $350,000. The 2014 Plan does not provide a formula for

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. Stockholders’ Equity  – (continued)

the determination of awards and the Compensation Committee will have the authority to determine the size of all awards under the 2014 Plan, subject to the limits on the number of shares that may be granted annually.
Since 2017, the Company has granted and issued the following stock to the Board under the Plans:

Date of Grant	Stock Units Granted	Price of Stock Units Granted	Date of Vesting
May 17, 2017	9,435	$79.51	May 15, 2018
June 7, 2018	19,230	39.00	May 14, 2019
September 5, 2018(1)	4,416	47.03	May 14, 2019
May 15, 2019	21,390	42.08	(2)
_____________

(1)	Represents additional restricted stock unit grants to new independent directors.

(2)	Date of vesting will be the day immediately preceding the 2020 annual meeting of the Company’s stockholders.
2016 Omnibus Employee Incentive Plan (2016 Plan)
On May 18, 2016, the Company adopted the 2016 Plan. The 2016 Plan provides for the issuance of equity awards to attract, retain, and motivate employees, consultants and others who perform services for the Company and its subsidiaries. Under the 2016 Plan, the Compensation Committee determines the persons who will receive awards, the time at which they are granted and the terms of the awards. Type of awards include stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, cash-based awards and other stock-based awards. Shares of common stock underlying forfeited awards are available for future grants. On March 28, 2019, the Company’s Board adopted Amendment No. 1 to the 2016 Plan (the Amendment), which was approved in May 2019 by the Company’s stockholders at the 2019 Annual Meeting of Shareholders. The Amendment, among other things, increased the number of shares of common stock available for grant under the 2016 Plan from 500,000 to 1,500,000.
Macquarie Infrastructure Corporation Short-Term Incentive Plan (STIP) for MIC Operating Businesses —  Restricted Stock Units (RSUs)
During the first quarter of 2019, the Company established the STIP to provide cash and stock-based incentives to eligible employees of its operating businesses under the Company’s 2016 Plan. In general, the cash component comprises approximately 75% of any incentive award and is paid in a lump-sum. The remaining 25% of any incentive award is in the form of RSUs representing an interest in the common stock of the Company. RSUs are granted following assessment of performance against Key Performance Indicators post the one-year performance period and vest in two equal annual installments following the grant date. Through December 31, 2019, no grants of RSUs under the STIP had been made.
From time to time, the Company can issue RSUs to award or retain employees, or to attract new employees, or other reasons by providing special grants of RSUs. Vesting dates and terms can vary for each award at the discretion of the Company.
The following represents unvested Special RSUs granted through 2019:

	2019 Special Grants
	Number of RSUs (in units)	Weighted Average Grant-Date Fair Value (per share)
Unvested at December 31, 2018	—	$—
Granted	6,067	40.30
Unvested at December 31, 2019	6,067	$40.30

Compensation expense related to the Special RSU grants in 2019 was not significant. At December 31, 2019, the cost is expected to be recognized over a weighted-average period of 1.1 years.
Macquarie Infrastructure Corporation Long-Term Incentive Plan (LTIP) for MIC Operating Businesses —  Performance Stock Units (PSUs)
During the first quarter of 2019, the Company established the LTIP pursuant to which it may make stock-based incentive awards to eligible employees of its operating businesses. The awards would take the form of PSUs convertible into common stock

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. Stockholders’ Equity  – (continued)

of the Company as authorized under its 2016 Plan. The number of PSUs a participant may be awarded reflects a target level of performance by the participant. The participant may be awarded more (over performance limit) or less (threshold limit) than the target number of PSUs based on their achievements relative to Key Performance Indicators during the three-year performance period. Following finalization of the participant’s performance review at the end of the third year of the program, the Company may award the PSUs.
The following represents unvested LTIP grants through December 31, 2019 at the target level of performance:

	2019 LTIP (at Target)
	Number of PSUs (in units)	Weighted Average Grant-Date Fair Value (per share)
Unvested at December 31, 2018	—	$—
Granted	134,671	39.59
Forfeited	(9,477)	39.26
Unvested at December 31, 2019	125,194	$39.62

At December 31, 2019, depending upon actual performance, the number of PSUs to be issued will vary from zero to 230,566, net of forfeitures. At December 31, 2019, the grant date fair value of the unvested awards was approximately $5 million, reflecting target performance by all participants. In 2019, the Company recognized approximately $1 million of compensation expense related to the LTIP. At December 31, 2019, the unrecognized compensation cost related to unvested PSU awards was approximately $4 million at target level performance. If target level performance is achieved, the unrecognized cost is expected to be recognized over a weighted-average period of 2.0 years.
Accumulated Other Comprehensive Loss, net of taxes
The following represents the changes and balances to the components of accumulated other comprehensive loss, net of taxes, in 2019, 2018 and 2017 ($ in millions):

	Post-Retirement Benefit Plans, net of taxes(1)	Translation Adjustment, net of taxes(2)	Total Stockholders’ Accumulated Other Comprehensive Loss, net of taxes
Balance at December 31, 2016	$(17)	$(12)	$(29)
Change in post-retirement benefit plans	(4)	—	(4)
Translation adjustment	—	3	3
Balance at December 31, 2017	$(21)	$(9)	$(30)
Cumulative effect of change in accounting principle(3)	(4)	—	(4)
Change in post-retirement benefit plans	9	—	9
Translation adjustment	—	(5)	(5)
Balance at December 31, 2018	$(16)	$(14)	$(30)
Change in post-retirement benefit plans	(9)	—	(9)
Translation adjustment	—	2	2
Balance at December 31, 2019	$(25)	$(12)	$(37)
____________

(1)	Change in post-retirement benefit plans is presented net of tax benefit of $3 million in both 2019 and 2017 and net of tax expense of $3 million in 2018.

(2)	Translation adjustment is presented net of tax expense of $1 million and $2 million in 2019 and 2017, respectively, and net of tax benefit of $2 million in 2018.

(3)	In 2018, the Company adopted ASU No. 2018-02 and made a $4 million adjustment to reclassify stranded tax effects in Accumulated Other Comprehensive Loss to Retained Earnings.

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Reportable Segments
At December 31, 2019, the Company’s businesses consist of four reportable segments: IMTT, Atlantic Aviation, MIC Hawaii and Corporate and Other.
Effective October 1, 2018, BEC and substantially all of the Company’s portfolio of solar and wind power generation businesses were classified as discontinued operations and the Company’s Contracted Power segment was eliminated. All prior comparable periods have been restated to reflect this change. In July 2019, the Company completed the sales of its wind power generating portfolio and all but one of the assets in its solar power generating portfolio. The sale of the remaining solar facility closed during September 2019. On January 1, 2019, the Company also classified its majority interest in a renewable power development business as a discontinued operation, the sale of which closed in July 2019. The Company did not restate the prior period as the disposition was deemed insignificant. A remaining relationship with a third-party developer of renewable power facilities has been reported as a component of Corporate and Other through the expiration of the relationship in July 2019. For additional information, see Note 5, “Discontinued Operations and Dispositions”.
IMTT
IMTT provides bulk liquid storage, handling and other services in North America through 17 terminals located in the U.S., one terminal in Quebec, Canada and one partially owned terminal in Newfoundland, Canada. IMTT derives the majority of its revenue from storage and handling of refined petroleum products, various chemicals, renewable fuels, and vegetable and tropical oils. Based on storage capacity, IMTT operates one of the largest third-party bulk liquid terminals businesses in the U.S.
Revenue from IMTT is generated from the following sources and recorded in service revenue.
Lease.  These are contracts with predominantly non-cancelable terms for access to and the use of storage capacity at the various terminals owned and operated by the business. At December 31, 2019 these contracts had a revenue weighted average remaining contract life of 2.0 years. These contracts generally require payments in exchange for the provision of storage capacity and product movement (throughput) throughout their term based on a fixed rate per barrel of capacity leased. A majority of the contracts include terms that adjust the fixed rate annually for inflation. These contracts are accounted for as operating leases and the related lease income is recognized in service revenue over the term of the contract based upon the rate specified. Revenue is recognized in accordance with ASC 842, Leases.
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
Revenue from Atlantic Aviation is recorded in service revenue. Services provided by Atlantic Aviation include:
Fuel.  Revenue from fuel sales is recognized at a point in time as services are performed. Fuel services are recorded net of discounts and rebates.
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

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. Reportable Segments – (continued)

MIC Hawaii
MIC Hawaii comprises of (i) Hawaii Gas, Hawaii’s only government-franchised gas utility and an unregulated LPG distribution business providing gas and related services to commercial, residential and governmental customers; and (ii) controlling interests in two solar facilities on Oahu.
Revenue from the Hawaii Gas business is generated from the distribution and sales of synthetic natural gas (SNG), LPG, liquefied natural gas (LNG) and renewable natural gas (RNG). Revenue is primarily a function of the amount of SNG, LPG, LNG and RNG consumed by customers and the price per British Thermal Unit or gallon charged to customers. Revenue levels, without organic growth, will generally track global commodity prices, namely petroleum and natural gas, as its products are derived from these commodities.
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
Corporate and Other
Corporate and Other comprises MIC Corporate (holding company headquarters in New York City) and a shared services center in Plano, Texas.
All of the MIC business segments are managed separately and management has chosen to organize the Company around the distinct products and services offered. Selected information by segment is presented in the following tables.
Revenue from external customers for the Company’s consolidated reportable segments were ($ in millions):

	Year Ended December 31, 2019
	IMTT	Atlantic Aviation	MIC Hawaii	Intercompany Adjustments	Total Reportable Segments
Service revenue
Terminal services	$90	$—	$—	$—	$90
Lease	419	—	—	(3)	416
Fuel	—	695	—	—	695
Hangar	—	95	—	—	95
Other	6	182	—	—	188
Total service revenue	$515	$972	$—	$(3)	$1,484
Product revenue
Lease	$—	$—	$5	$—	$5
Gas	—	—	226	—	226
Other	—	—	12	—	12
Total product revenue	$—	$—	$243	$—	$243
Total revenue	$515	$972	$243	$(3)	$1,727

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. Reportable Segments – (continued)

	Year Ended December 31, 2018
	IMTT	Atlantic Aviation	MIC Hawaii	Corporate and Other	Intercompany Adjustments	Total Reportable Segments
Service revenue
Terminal services	$89	$—	$—	$—	$—	$89
Lease	402	—	—	—	(4)	398
Fuel	—	704	—	—	—	704
Hangar	—	88	—	—	—	88
Construction	—	—	43	—	—	43
Other	19	170	4	—	—	193
Total service revenue	$510	$962	$47	$—	$(4)	$1,515
Product revenue
Lease	$—	$—	$5	$—	$—	$5
Gas	—	—	229	—	—	229
Other	—	—	11	1	—	12
Total product revenue	$—	$—	$245	$1	$—	$246
Total revenue	$510	$962	$292	$1	$(4)	$1,761

	Year Ended December 31, 2017
	IMTT	Atlantic Aviation	MIC Hawaii	Intercompany Adjustments	Total Reportable Segments
Service revenue
Terminal services	$85	$—	$—	$—	$85
Lease	431	—	—	(5)	426
Fuel	—	615	—	—	615
Hangar	—	78	—	—	78
Construction	—	—	54	—	54
Other	33	154	1	—	188
Total service revenue	$549	$847	$55	$(5)	$1,446
Product revenue
Lease	$—	$—	$3	$—	$3
Gas	—	—	209	—	209
Other	—	—	11	—	11
Total product revenue	$—	$—	$223	$—	$223
Total revenue	$549	$847	$278	$(5)	$1,669

In accordance with FASB ASC 280, Segment Reporting, the Company has disclosed earnings before interest, taxes, depreciation and amortization (EBITDA) excluding non-cash items as a key performance indicator for the businesses. EBITDA excluding non-cash items is reflective of the businesses’ ability to effectively manage the amount of products sold or services provided, the operating margin earned on those transactions and the management of operating expenses independent of the capitalization and tax attributes of its businesses. The Company defines EBITDA excluding non-cash items as net income (loss) or earnings — the most comparable GAAP measure — before interest, taxes, depreciation and amortization and non-cash items including impairments, unrealized derivative gains and losses, adjustments for other non-cash items and pension expense reflected in the statements of operations.
EBITDA excluding non-cash items for the Company’s consolidated reportable segments from continuing operations is shown in the tables below ($ in millions). Allocations of corporate expenses, intercompany fees and the tax effect have been excluded as they are eliminated in consolidation.

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. Reportable Segments – (continued)

	Year Ended December 31, 2019
	IMTT	Atlantic Aviation	MIC Hawaii	Corporate and Other	Total Reportable Segments
Net income (loss)	$71	$69	$13	$(52)	$101
Interest expense, net	47	74	10	16	147
Provision (benefit) for income taxes	29	24	9	(23)	39
Depreciation	117	62	16	—	195
Amortization of intangibles	15	44	—	—	59
Fees to Manager - related party	—	—	—	32	32
Other non-cash expense, net	9	3	12	2	26
EBITDA excluding non-cash items	$288	$276	$60	$(25)	$599

	Year Ended December 31, 2018
	IMTT	Atlantic Aviation	MIC Hawaii	Corporate and Other	Total Reportable Segments
Net income (loss)	$63	$96	$(12)	$(82)	$65
Interest expense, net	46	25	8	33	112
Provision (benefit) for income taxes	36	35	(6)	(15)	50
Goodwill impairment	—	—	3	—	3
Depreciation	117	60	16	—	193
Amortization of intangibles	15	46	7	—	68
Fees to Manager - related party	—	—	—	45	45
Other non-cash expense, net(1)	9	1	22	1	33
EBITDA excluding non-cash items	$286	$263	$38	$(18)	$569
_____________

(1)	Other non-cash expense, net, includes the write-down of the Company’s investment in the mechanical contractor business at MIC Hawaii.

	Year Ended December 31, 2017
	IMTT	Atlantic Aviation	MIC Hawaii	Corporate and Other	Total Reportable Segments
Net income (loss)	$363	$124	$26	$(79)	$434
Interest expense, net	38	15	7	27	87
(Benefit) provision for income taxes	(209)	6	9	(36)	(230)
Depreciation	113	51	14	—	178
Amortization of intangibles	13	49	2	—	64
Fees to Manager - related party	—	—	—	71	71
Other non-cash expense, net	8	2	3	1	14
EBITDA excluding non-cash items	$326	$247	$61	$(16)	$618

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. Reportable Segments – (continued)

Reconciliation of total reportable segments’ EBITDA excluding non-cash items to consolidated net income from continuing operations before income taxes were ($ in millions):

	Year Ended December 31,
	2019	2018	2017
Total reportable segments EBITDA excluding non-cash items	$599	$569	$618
Interest income	7	1	—
Interest expense	(154)	(113)	(87)
Goodwill impairment	—	(3)	—
Depreciation	(195)	(193)	(178)
Amortization of intangibles	(59)	(68)	(64)
Fees to Manager - related party	(32)	(45)	(71)
Other expense, net	(26)	(33)	(14)
Total consolidated net income from continuing operations before income taxes	$140	$115	$204

Capital expenditures, on a cash basis, for the Company’s reportable segments were ($ in millions):

	Year Ended December 31,
	2019	2018	2017
IMTT	$176	$63	$74
Atlantic Aviation	61	67	82
MIC Hawaii	20	23	29
Corporate and Other	3	24	29
Total capital expenditures of reportable segments	$260	$177	$214

Property, equipment, land and leasehold improvements, net, and total assets for the Company’s reportable segments and its reconciliation to consolidated total assets as of December 31st were ($ in millions):

	Property, Equipment, Land and Leasehold Improvements, net		Total Assets
	2019	2018	2019	2018
IMTT	$2,323	$2,249	$4,172	$4,020
Atlantic Aviation	567	565	2,060	1,676
MIC Hawaii	301	300	537	501
Corporate and Other	11	27	92	599
Total assets of reportable segments	$3,202	$3,141	$6,861	$6,796
Assets held for sale	—	—	—	648
Total consolidated assets	$3,202	$3,141	$6,861	$7,444
13. Related Party Transactions
Management Services
At December 31, 2019 and 2018, the Manager held 13,253,791 shares and 12,477,438 shares, respectively, of the Company’s common stock. Pursuant to the terms of the Third Amended and Restated Management Agreement (Management Services Agreement), the Manager may sell these shares at any time. Under the Management Services Agreement, the Manager, at its option, may reinvest base management fees and performance fees, if any, in shares of the Company. From May 2018 through September 2018, the Manager bought 5,987,100 shares in the open market. The Manager’s holdings at December 31, 2019 represented 15.30% of the Company's outstanding common stock.

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. Related Party Transactions  – (continued)

Since January 1, 2017, the Company paid the Manager cash dividends on shares held for the following periods:

Declared	Period Covered	$ per Share	Record Date	Payable Date	Cash Paid to Manager (in millions)
February 14, 2020	Fourth quarter 2019	$1.00	March 6, 2020	March 11, 2020	(1)
October 29, 2019	Third quarter 2019	1.00	November 11, 2019	November 14, 2019	$13
July 30, 2019	Second quarter 2019	1.00	August 12, 2019	August 15, 2019	13
April 29, 2019	First quarter 2019	1.00	May 13, 2019	May 16, 2019	13
February 14, 2019	Fourth quarter 2018	1.00	March 4, 2019	March 7, 2019	13
October 30, 2018	Third quarter 2018	1.00	November 12, 2018	November 15, 2018	12
July 31, 2018	Second quarter 2018	1.00	August 13, 2018	August 16, 2018	11
May 1, 2018	First quarter 2018	1.00	May 14, 2018	May 17, 2018	6
February 19, 2018	Fourth quarter 2017	1.44	March 5, 2018	March 8, 2018	8
October 30, 2017	Third quarter 2017	1.42	November 13, 2017	November 16, 2017	7
August 1, 2017	Second quarter 2017	1.38	August 14, 2017	August 17, 2017	7
May 2, 2017	First quarter 2017	1.32	May 15, 2017	May 18, 2017	6
February 17, 2017	Fourth quarter 2016	1.31	March 3, 2017	March 8, 2017	6
_____________

(1)	The amount of dividend payable to the Manager for the fourth quarter of 2019 will be determined on March 6, 2020, the record date.
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
In accordance with the Management Services Agreement, the Manager is entitled to a monthly base management fee based primarily on the Company’s market capitalization, and potentially a quarterly performance fee based on total stockholder returns relative to a U.S. utilities index. Currently, the Manager has elected to reinvest the future base management fees and performance fees, if any, in additional shares. In 2019, 2018 and 2017, the Company incurred base management fees of $32 million, $45 million and $71 million, respectively. The Company did not incur any performance fees in 2019, 2018 and 2017.
Effective November 1, 2018, the Manager waived two portions of the base management fee to which it was entitled under the terms of the Management Services Agreement. In effect, the waivers cap the base management fee at 1% of the Company’s equity market capitalization less any cash balances at the holding company. The waiver applies only to the calculation of the base management fees and not to the remainder of the Management Services Agreement. The Manager reserves the right to revoke the waivers and revert to the prior terms of the Management Services Agreement, subject to providing the Company with not less than a one year notice. A revocation of the waiver would not trigger a recapture of previously waived fees. As part of the Disposition Agreement entered into between the Company and its Manager, discussed below, the Manager has agreed not to revoke the waiver during the term of the Disposition Agreement.
To facilitate the Company’s pursuit of strategic alternatives, the Company announced that it has entered into a Disposition Agreement (Disposition Agreement) with the Manager on October 30, 2019 (see Exhibit 10.3 of this Form 10-K). Outside of this agreement, the Company has limited ability to terminate the Management Services Agreement. With this agreement, the Company’s Management Services Agreement with the Manager will terminate as to any businesses, or substantial portions thereof, that are sold and, in connection therewith, the Company will make payments to the Manager calculated in accordance with the Disposition Agreement. The Disposition Agreement will terminate on the earlier to occur of (i) the termination of the Management Services Agreement and (ii) the sixth anniversary, subject to extension under certain circumstances if a transaction is pending.

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. Related Party Transactions  – (continued)

The unpaid portion of the base management fees and performance fees, if any, at the end of each reporting period is included in Due to Manager-related party in the consolidated balance sheets. The following table shows the Manager’s reinvestment of its base management fees and performance fees, if any, in shares:

Period	Base Management Fee Amount ($ in millions)	Performance Fee Amount ($ in millions)	Shares Issued
2019 Activities:
Fourth quarter 2019	$9	$—	208,881	(1)
Third quarter 2019	8	—	201,827
Second quarter 2019	7	—	192,103
First quarter 2019	8	—	184,448
2018 Activities:
Fourth quarter 2018	$9	$—	220,208
Third quarter 2018	12	—	269,286
Second quarter 2018	11	—	277,053
First quarter 2018	13	—	265,002
2017 Activities:
Fourth quarter 2017	$17	$—	248,162
Third quarter 2017	18	—	240,674
Second quarter 2017	18	—	233,394
First quarter 2017	18	—	232,398
_____________

(1)
The Manager elected to reinvest all of the monthly base management fees for the fourth quarter of 2019 in new primary shares. The Company issued 208,881 shares for the quarter ended December 31, 2019, including 70,954 shares that were issued in January 2020 for the December 2019 monthly base management fee.

The Manager is not entitled to any other compensation and all costs incurred by the Manager, including compensation of seconded staff, are paid by the Manager out of its base management fee. However, the Company is responsible for other direct costs including, but not limited to, expenses incurred in the administration or management of the Company and its subsidiaries, income taxes, audit and legal fees, acquisitions and dispositions and its compliance with applicable laws and regulations. The Manager charged the Company approximately $1 million in each of the years ended December 31, 2019, 2018 and 2017 for reimbursement of out-of-pocket expenses. The unpaid portion of the out-of-pocket expenses at the end of the reporting period is included in Due to Manager-related party in the consolidated balance sheets. In 2019, the Company also incurred $294,000 in legal fees incurred by the Manager related to the Shareholder Litigation. For additional information, see Note 17, "Legal Proceedings and Contingencies", for further discussions.
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

Prior to the refinancing in January 2018, the Company incurred $285,000 in interest expense in 2017 related to MIHI LLC’s portion of the MIC senior secured revolving credit facility. Subsequent to the refinancing in January 2018, the Company incurred $155,000 and $454,000 in interest expense related to Macquarie Capital Funding LLC’s portion of the MIC senior secured revolving credit facility in 2019 and 2018, respectively.
Other Transactions
In May 2018, the Company sold its equity interest in projects involving two properties to Macquarie Infrastructure and Real Assets, Inc. (MIRA Inc.), an affiliate of the Manager, for their cost of $27 million. The Company retained the right to 20% of any gain on a subsequent sale by MIRA Inc. to a third-party of a more than 50% interest in either or both of the projects.
From time to time, indirect subsidiaries within Macquarie Group may enter into contracts with IMTT to lease capacity. The revenue from these contracts were approximately $2 million and $1 million in 2019 and 2017, respectively, and were insignificant in 2018.
Other Related Party Transactions
In 2019, the Company incurred $125,000 for advisory services from a former Board member.
14. Income Taxes
The Company and its subsidiaries are subject to income taxes. The Company files a consolidated U.S. income tax return with its wholly owned domestic subsidiaries, including its allocated share of the taxable income from the solar and wind facilities through the date of sale. The Company and its subsidiaries file separate and combined state income tax returns.
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
Components of the Company’s income tax provision (benefit) related to the income from continuing operations in 2019, 2018 and 2017 were ($ in millions):

	Year Ended December 31,
	2019	2018	2017
Current taxes:
State	$12	$14	$10
Total current tax provision	12	14	10
Deferred taxes:
Federal	28	31	(247)
State	(1)	9	6
Total deferred tax provision (benefit)	27	40	(241)
Change in valuation allowance	—	(4)	1
Total tax provision (benefit)	$39	$50	$(230)

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. Income Taxes – (continued)

The tax effects of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities from continuing operations at December 31, 2019 and 2018 were ($ in millions):

	At December 31,
	2019	2018
Deferred tax assets:
Net operating loss carryforwards	$30	$26
Operating lease liabilities	91	—
Deferred revenue	9	7
Accrued expenses	34	28
Investment and foreign tax credits	1	4
Total gross deferred tax assets	165	65
Less: valuation allowance	—	(1)
Net deferred tax assets	165	64
Deferred tax liabilities:
Intangible assets	(99)	(93)
Investment basis difference	(19)	(19)
Operating lease assets, net	(90)	—
Property and equipment	(633)	(624)
Unrealized loss (gains) on derivative instruments, net	4	(2)
Equity component of convertible senior notes	(5)	(6)
Prepaid expenses	(2)	(1)
Total deferred tax liabilities	(844)	(745)
Net deferred tax liabilities	$(679)	$(681)

At December 31, 2018, the Company had $152 million in federal income tax net operating loss (NOL) carryforwards. During 2019, the Company fully utilized all of its NOL carryforwards to offset income generated from continuing operations and a portion of the taxable gain from the sale of the solar and wind facilities. In addition, the Company and its subsidiaries have state NOL carryforwards. State NOL carryforwards are specific to the state in which the NOL was generated and various states impose limitations on the utilization of NOL carryforwards.
In assessing the need for a valuation allowance, management considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. Management considers the scheduled reversal of deferred tax liabilities, projected future taxable income and tax planning strategies in making this assessment. In 2019, there were no significant change in the valuation allowance.
At December 31, 2019, the Company had $679 million in noncurrent deferred tax liabilities from continuing operations. A significant portion of the Company’s deferred tax liabilities relates to tax basis temporary differences of both property and equipment and intangible assets. The Company records the acquisitions of consolidated businesses under the purchase method of accounting and accordingly recognizes a significant increase to the value of the property and equipment and to intangible assets. For tax purposes, the Company may assume the existing tax basis of the acquired businesses, in which case the Company records a deferred tax liability to reflect the increase in the purchase accounting basis of the assets acquired over the carryover income tax basis. This liability will reduce in future periods as these temporary differences reverse.
In 2019, 2018 and 2017, the Company recorded an income tax expense of $39 million, $50 million and an income tax benefit of $230 million, respectively, from continuing operations. As a result of the reduction in the U.S. corporate income tax rate from 35% to 21% under the Tax Cuts and Jobs Act, the Company revalued its ending net deferred tax liabilities at December 31, 2017 and recognized a $316 million tax benefit from continuing operations in the Company’s consolidated statement of income for the year ended December 31, 2017. These amounts are different from the amounts computed by applying the U.S. federal income tax rate for the period to pretax income as a result of the following ($ in millions):

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. Income Taxes – (continued)

	Year Ended December 31,
	2019	2018	2017
Tax provision at U.S. statutory rate	$29	$24	$71
Permanent differences and other	1	4	10
State income taxes, net of federal benefit	9	19	11
Income attributable to noncontrolling interest	—	1	1
Change in investment and foreign tax credits	—	6	(8)
Change in U.S. tax law	—	—	(316)
Change in valuation allowance	—	(4)	1
Total tax provision (benefit)	$39	$50	$(230)

Uncertain Tax Positions
The amount of unrecognized tax benefits at December 31, 2019 and 2018 are not significant. The Company does not expect that the amount of unrecognized tax benefits will change in the next 12 months. The Company recognizes interest and penalties related to unrecognized tax benefits in income tax expense in the statements of operations, which is consistent with the recognition of these items in prior reporting periods.
The federal statute of limitations on the assessment of additional income tax liabilities has lapsed for all returns filed on or before December 31, 2016. The various state statutes of limitations on the assessment of additional income taxes have lapsed on all returns filed on or before December 31, 2015.
15. Long-Term Contracted Revenue
Long-term contracted revenue consists of revenue from future minimum lease revenue accounted for in accordance with ASC 842, Leases, and estimated revenue to be recognized in the future related to performance conditions that are unsatisfied or partially unsatisfied accounted for in accordance with ASC 606, Revenue from Contracts with Customers. The recognition pattern for contracts that are considered leases is generally consistent with the recognition pattern that would apply if such contracts were not accounted for as leases and were instead accounted for under ASC Topic 606. Accordingly, the Company has combined the required lessor disclosures for future lease income with the disclosures for contracted revenue in the table below. The following long-term contracted revenue were in existence at December 31, 2019 ($ in millions):

	Lease Revenue (ASC 842)	Contract Revenue (ASC 606)	Total Long-Term Revenue
2020	$285	$64	$349
2021	155	35	190
2022	98	29	127
2023	66	22	88
2024	25	8	33
Thereafter	90	18	108
Total	$719	$176	$895

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

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16. Employee Benefit Plans  – (continued)

The employer contribution to these plans ranges from 0% to 7% of eligible compensation. Employer contributions were $5 million in both 2019 and 2018 and $4 million in 2017.
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
Additional information about the fair value of the benefit plan assets, the components of net periodic cost and the projected benefit obligation as of and for the years ended December 31, 2019 and 2018 are ($ in millions).

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16. Employee Benefit Plans  – (continued)

	HG DB Plan Benefits		IMTT DB Plan Benefits		Other Plan Benefits		Total
	2019	2018	2019	2018	2019	2018	2019	2018
Change in benefit obligation:
Benefit obligation – beginning of year	$49	$53	$143	$162	$28	$29	$220	$244
Service cost	1	1	5	6	1	1	7	8
Interest cost	2	2	6	6	1	1	9	9
Actuarial losses (gains)	5	(4)	23	(22)	2	(2)	30	(28)
Benefits paid	(3)	(3)	(9)	(9)	(2)	(1)	(14)	(13)
Benefit obligation – end of year	$54	$49	$168	$143	$30	$28	$252	$220

Change in plan assets:
Fair value of plan assets - beginning of year	$46	$51	$88	$102	$9	$9	$143	$162
Actual return on plan assets	9	(2)	15	(5)	1	—	25	(7)
Employer contributions	—	—	—	—	1	1	1	1
Benefits paid	(3)	(3)	(9)	(9)	(2)	(1)	(14)	(13)
Fair value of plan assets – end of year	$52	$46	$94	$88	$9	$9	$155	$143

In 2019 and 2018, there were no contributions made to the IMTT DB Plan or the HG DB Plan. As of December 31, 2019, IMTT is not expected to make any cash contribution to the IMTT DB Plan until 2021 and Hawaii Gas is not expected to make any cash contribution to the HG DB Plan until 2027. The annual amount of any cash contributions will be dependent upon a number of factors such as market conditions and changes to regulations.
The funded status at December 31, 2019 and 2018, are presented in the following table ($ in millions):

	HG DB Plan Benefits		IMTT DB Plan Benefits		Other Plan Benefits		Total
	2019	2018	2019	2018	2019	2018	2019	2018
Funded status
Funded status at end of year	$(2)	$(3)	$(74)	$(55)	$(21)	$(19)	$(97)	$(77)
Net amount recognized in balance sheet	$(2)	$(3)	$(74)	$(55)	$(21)	$(19)	$(97)	$(77)
Amounts recognized in balance sheet consisting of:
Current liabilities	$—	$—	$—	$—	$(1)	$(1)	$(1)	$(1)
Noncurrent liabilities	(2)	(3)	(74)	(55)	(20)	(18)	(96)	(76)
Net amount recognized in balance sheet	$(2)	$(3)	$(74)	$(55)	$(21)	$(19)	$(97)	$(77)

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16. Employee Benefit Plans  – (continued)

Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive loss in 2019 and 2018 are presented in the following table ($ in millions):

	HG DB Plan Benefits		IMTT DB Plan Benefits		Other Plan Benefits		Total
	2019	2018	2019	2018	2019	2018	2019	2018
Accumulated loss	$(8)	$(10)	$(20)	$(7)	$(5)	$(4)	$(33)	$(21)
Accumulated other comprehensive loss	(8)	(10)	(20)	(7)	(5)	(4)	(33)	(21)
Net periodic benefit cost in excess (deficit) of cumulative employer contributions	6	7	(54)	(48)	(16)	(15)	(64)	(56)
Net amount recognized in balance sheet	$(2)	$(3)	$(74)	$(55)	$(21)	$(19)	$(97)	$(77)

The components of net periodic benefit cost and other changes in other comprehensive loss (income) for the plans are shown below ($ in millions):

	HG DB Plan Benefits			IMTT DB Plan Benefits			Other Plan Benefits			Total
	2019	2018	2017	2019	2018	2017	2019	2018	2017	2019	2018	2017
Components of net periodic benefit cost:
Service cost	$1	$1	$1	$5	$6	$5	$1	$1	$1	$7	$8	$7
Interest cost	2	2	2	6	6	6	1	1	1	9	9	9
Expected return on plan assets	(3)	(3)	(3)	(5)	(6)	(6)	—	(1)	—	(8)	(10)	(9)
Recognized actuarial loss	1	1	1	—	—	—	—	—	—	1	1	1
Special termination benefits	—	—	—	—	—	1	—	—	—	—	—	1
Net periodic benefit cost	$1	$1	$1	$6	$6	$6	$2	$1	$2	$9	$8	$9
Other changes recognized in other comprehensive loss (income):
Net (gain) loss arising during the year	$(1)	$1	$(2)	$13	$(11)	$9	$1	$(1)	$1	$13	$(11)	$8
Amortization of loss	(1)	(1)	(1)	—	—	—	—	—	—	(1)	(1)	(1)
Total recognized in other comprehensive (income) loss	$(2)	$—	$(3)	$13	$(11)	$9	$1	$(1)	$1	$12	$(12)	$7

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16. Employee Benefit Plans  – (continued)

The assumptions used in accounting for the HG DB Plan Benefits, IMTT DB Plan Benefits and Other Plan Benefits are:

	HG DB Plan Benefits			IMTT DB Plan Benefits			Other Plan Benefits
	2019	2018	2017	2019	2018	2017	2019		2018		2017
Weighted average assumptions to determine benefit obligations:
Discount rate	3.20%	4.25%	3.60%	3.25%	4.35%	3.70%	2.82% to 3.35%		3.91% to 4.35%		3.25% to 3.70%
Rate of compensation increase	N/A	N/A	N/A	4.57%	4.57%	4.57%	4.57%	(1)	4.57%	(1)	4.57%	(1)
Measurement date	December 31	December 31	December 31	December 31	December 31	December 31	December 31		December 31		December 31
Weighted average assumptions to determine net cost:
Discount rate	4.25%	3.60%	4.00%	4.35%	3.70%	4.30%	3.91% to 4.35%		3.25% to 3.70%		3.56% to 4.25%
Expected long-term rate of return on plan assets during fiscal year	4.90%	5.90%	5.90%	5.50%	5.60%	6.25%	5.50%	(2)	5.75%	(2)	5.75%	(2)
Rate of compensation increase	N/A	N/A	N/A	4.57%	4.57%	4.57%	4.57%	(1)	4.57%	(1)	4.57%	(1)
Assumed healthcare cost trend rates:
Initial health care cost trend rate							7.25% to 7.75%		8.00% to 8.50%		6.98% to 7.00%
Ultimate rate							4.50% to 5.00%		4.50% to 5.00%		4.50% to 5.00%
Year ultimate rate is reached							2027 to 2028		2026 to 2027		2025 to 2028
_____________

(1)	Only applies to IMTT post-retirement life insurance plan.

(2)	Only applies to IMTT-Illinois Union Plan.
Pension asset investment decisions are made with assistance of an outside paid advisor to achieve the multiple goals of high rate of return, diversification and safety. The business has instructed the trustee, the investment manager, to maintain the allocation of the defined benefit plans’ assets between equity mutual fund securities, fixed income mutual fund securities, mixed equity and fixed income mutual fund securities, money market funds and cash within the pre-approved parameters set by the management. The weighted average asset allocation at December 31, 2019 and 2018 was:

	HG DB Plan Benefits		IMTT DB Plan Benefits		Other Plan Benefits
	2019	2018	2019	2018	2019	2018
Equity securities	26%	23%	44%	42%	47%	45%
Fixed income securities	69%	71%	40%	41%	43%	44%
Private equity	—	—	8%	7%	2%	1%
Global real estate fund	4%	4%	4%	6%	5%	6%
Cash	1%	2%	4%	4%	3%	4%
Total	100%	100%	100%	100%	100%	100%

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16. Employee Benefit Plans  – (continued)

The expected returns on plan assets were estimated based on the allocation of assets and management’s expectations regarding future performance of the investments held in the investment portfolios. The asset allocations as of December 31, 2019 and 2018 measurement dates were ($ in millions):

	Fair Value Measurements at December 31, 2019 Pension Benefits – Plan Assets
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value (NAV)
Asset category:
Cash and money market	$5	$5	$—	$—	$—
Equity securities	59	—	59	—	—
Fixed income securities	77	—	77	—	—
Global real estate fund	6	—	6	—	—
Domestic private equity	8	—	—	—	8
Total	$155	$5	$142	$—	$8

	Fair Value Measurements at December 31, 2018 Pension Benefits – Plan Assets
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value (NAV)
Asset category:
Cash and money market	$5	$5	$—	$—	$—
Equity securities	52	—	52	—	—
Fixed income securities	73	—	73	—	—
Global real estate fund	7	—	7	—	—
Domestic private equity	6	—	—	—	6
Total	$143	$5	$132	$—	$6

The estimated future benefit payments for the next ten years are ($ in millions):

	HG DB Plan Benefits	IMTT DB Plan Benefits	Other Plan Benefits	Total
2020	$3	$10	$2	$15
2021	3	7	2	12
2022	3	7	2	12
2023	3	8	2	13
2024	3	8	2	13
Thereafter	16	45	9	70
Total	$31	$85	$19	$135

17. Legal Proceedings and Contingencies
The Company and its subsidiaries are subject to legal proceedings arising in the ordinary course of business. In management’s opinion, the Company has adequate legal defenses and/or insurance coverage with respect to the eventuality of such actions and does not believe the outcome of any pending legal proceedings will be material to the Company’s financial position or result of operations.

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
17. Legal Proceedings and Contingencies – (continued)

IMTT Bayonne — Remediation
The Bayonne, New Jersey terminal, portions of which have been acquired over a 30-year period, have pervasive remediation requirements that were assumed at the time of purchase from the various former owners. One former owner retained environmental remediation responsibilities for a purchased site and shares in other remediation costs. These remediation requirements are documented in two memoranda of agreement and an administrative consent order with the State of New Jersey. Remediation efforts entail removal of free product, soil treatment, repair/replacement of sewer systems, and the implementation of containment and monitoring systems. These remediation activities are estimated to span a period of ten to twenty or more years and cost from $30 million to $65 million over the next 20 years. The cost of the remediation activities at the terminal are estimated based on currently available information, in undiscounted U.S. dollars and is inherently subject to relatively large fluctuation.
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
18. Subsequent Events
Dividend
On February 14, 2020, the Board declared a dividend of $1.00 per share for the quarter ended December 31, 2019, which is expected to be paid on March 11, 2020 to holders of record on March 6, 2020.

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

19. Quarterly Data (Unaudited)
The following table represents the summary of financial data from both continuing and discontinued operations for the quarters related to the years ended December 31, 2019 and 2018.

Quarter ended	March 31	June 30	September 30	December 31
	(In Millions, except per share data)
2019
Revenue from continuing operations	$482	$416	$405	$424
Operating income from continuing operations	123	55	56	55
Net income from continuing operations attributable to MIC	64	6	15	16
Net income (loss) from discontinued operations attributable to MIC	6	5	46	(2)
Per share information attributable to MIC(1):
Basic income per share from continuing operations attributable to MIC	$0.75	$0.07	$0.18	$0.18
Basic income (loss) per share from discontinued operations attributable to MIC	0.07	0.06	0.53	(0.02)
Basic income per share attributable to MIC	0.82	0.13	0.71	0.16
Diluted income per share from continuing operations attributable to MIC	$0.73	$0.07	$0.18	$0.18
Diluted income (loss) per share from discontinued operations attributable to MIC	0.06	0.06	0.53	(0.02)
Diluted income per share attributable to MIC	0.79	0.13	0.71	0.16
Cash dividends declared per share	$1.00	$1.00	$1.00	$1.00
2018
Revenue from continuing operations	$467	$436	$421	$437
Operating income from continuing operations	76	58	53	47
Net income (loss) from continuing operations attributable to MIC	40	27	2	(1)
Net income from discontinued operations attributable to MIC	37	11	20	1
Per share information attributable to MIC(1):
Basic income (loss) per share from continuing operations attributable to MIC	$0.47	$0.32	$0.02	$(0.01)
Basic income per share from discontinued operations attributable to MIC	0.44	0.13	0.23	—
Basic income (loss) per share attributable to MIC	0.91	0.45	0.25	(0.01)
Diluted income (loss) per share from continuing operations attributable to MIC	$0.47	$0.32	$0.02	$(0.01)
Diluted income per share from discontinued operations attributable to MIC	0.44	0.13	0.23	—
Diluted income (loss) per share attributable to MIC	0.91	0.45	0.25	(0.01)
Cash dividends declared per share	$1.00	$1.00	$1.00	$1.00
_____________

(1)	Due to averaging of shares, quarterly earnings per share may not sum to the totals reported for the full year.

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
(b) Management’s Annual Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2019. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
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
Management used the framework set forth in the report entitled ‘‘Internal Control-Integrated Framework (2013)’’ published by the Committee of Sponsoring Organizations of the Treadway Commission (referred to as COSO) to evaluate the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019. As a result of its evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2019 based on those criteria.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2019 has been audited by KPMG LLP, the Company’s independent registered public accounting firm, as stated in their report appearing on page 122, which expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2019.
(c) Remediation of Previously Identified Material Weakness in Internal Control Over Financial Reporting
As disclosed in Part II Item 9A of our Annual Report on Form 10-K for the year ended December 31, 2018, we identified a material weakness in our internal controls over financing reporting at Atlantic Aviation due to control deficiencies over the activities designed to ensure the completeness and accuracy of fuel gallons and retail prices used in fuel sales transactions made on account and reported as revenues. During 2019, management implemented our previously disclosed remediation plan including (i) reinforcing the importance of the performance of the fuel gallon and pricing management review procedures and controls; (ii) developing and maintaining documentation to be utilized by FBO personnel in performing revenue procedures and controls; (iii) training control owners on revenue procedures and controls; (iv) re-enforcing accountability for compliance with internal control policies and procedure; and (v) enhancing the existing centralized revenue control review and monitoring function.
During the fourth quarter of 2019, we completed our testing of the operating effectiveness of the implemented controls and found them to be effective. As a result, management has concluded that the material weakness has been remediated as of December 31, 2019.

(d) Changes in Internal Control over Financial Reporting
Effective January 1, 2019, we adopted ASC Topic 842, Leases. The adoption of this accounting standard required the implementation of new internal controls over reporting of operating leases. For example, we implemented new controls related to the adoption process and a new IT system to capture, calculate, and account for leases, and gather the necessary data to properly account for leases under ASC 842. Except for the changes in connection with the implementation of the remediation plan described above, there were no other changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the year ended December 31, 2019 that have materially affected, or are reasonably likely to materially affect, the Company’s internal control over financial reporting.

(e) Attestation Report of Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm
To the Stockholders and Board of Directors
Macquarie Infrastructure Corporation:
Opinion on Internal Control Over Financial Reporting
We have audited Macquarie Infrastructure Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control - Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.
We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2019 and 2018, the related consolidated statements of operations, comprehensive income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2019, and the related notes (collectively, the consolidated financial statements), and our report dated February 25, 2020 expressed an unqualified opinion on those consolidated financial statements.
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
February 25, 2020

ITEM 9B. OTHER INFORMATION
Not Applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE
The Company will furnish to the Securities and Exchange Commission a definitive proxy statement not later than 120 days after the end of the fiscal year ended December 31, 2019.
The information required by this Item 10 is included under the captions “Election of Directors”, “Governance Information” and “Section 16(A) Beneficial Ownership Reporting Compliance” in our proxy statement for our 2020 annual meeting of stockholders and is incorporated herein by reference.
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
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 is included under the captions “Director Compensation”, “Compensation Discussion and Analysis”, “Executive Compensation”, “Governance Information” and “Compensation Committee Report” in our proxy statement for our 2020 annual meeting of stockholders and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 is included under the caption “Share Ownership of Directors, Executive Officers and Principal Stockholders” in our proxy statement for our 2020 annual meeting of stockholders and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is included under the caption “Certain Relationships and Related Party Transactions” and “Governance Information” in our proxy statement for our 2020 annual meeting of stockholders and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 is included under the caption “Ratification of Selection of Independent Auditor” in our proxy statement for our 2020 annual meeting of stockholders and is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements and Schedules
The consolidated financial statements in Part II, Item 8, and schedule listed in the accompanying exhibit index are filed as part of this report.
Exhibits
The exhibits listed on the accompanying exhibit index are filed as a part of this report.
ITEM 16. FORM 10-K SUMMARY
None.

EXHIBIT INDEX

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

4.5**	Description of Registrant's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended.
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

10.3
Disposition Agreement, dated October 30, 2019, among Macquarie Infrastructure Corporation, MIC Ohana Corporation and Macquarie Infrastructure Management (USA) Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 31, 2019).

10.4
Amended and Restated Registration Rights Agreement between the Registrant and Macquarie Infrastructure Management (USA) Inc. (incorporated by reference to Exhibit 4.2 of the Registrant’s Current Report on Form 8-K filed with the SEC on May 21, 2015).

10.5
Amended and Restated Credit Agreement, dated as of January 3, 2018, among Macquarie Infrastructure Corporation, as borrower, MIC Ohana Corporation, as guarantor, J.P. Morgan Chase Bank, N.A., as administrative agent and the lenders party thereto (incorporated by reference to Exhibit 10.3 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017)

10.6*	Macquarie Infrastructure Company LLC 2014 Independent Directors Equity Plan (incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed on April 4, 2014).
10.7*	Macquarie Infrastructure Corporation 2016 Omnibus Employee Incentive Plan (incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed on April 1, 2016).
10.8*
Amendment No. 1 to Macquarie Infrastructure Corporation 2016 Omnibus Employee Incentive Plan (incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed with the SEC on April 2, 2019).

10.9
Credit Agreement, dated as of May 21, 2015, among ITT Holdings LLC, IMTT-Quebec Inc. and IMTT-NTL Ltd., SunTrust Bank as administrative agent and the lenders party thereto (incorporated by reference to Exhibit 10.4 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.10
Second Amendment to Credit Agreement, dated as of December 5, 2018, among ITT Holdings LLC, IMTT-Quebec Inc. and IMTT-NTL, Ltd. as Canadian borrowers, the guarantors party thereto, SunTrust Bank, as administrative agent and the lenders party thereto, to the Credit Agreement dated as of May 21, 2015, as amended (incorporated by reference to Exhibit 10.8 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2018).

10.11
Note Purchase Agreement, dated May 8, 2015, among ITT Holdings LLC and the purchasers named therein, with respect to the issuance of 3.92% Guaranteed Senior Notes, Series A, due 2025 and 4.02% Guaranteed Senior Notes, Series B, due 2027 (incorporated by reference to Exhibit 10.5 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.12
First Amendment, dated as of March 26, 2019, to Note Purchase Agreement, dated May 8, 2015, among ITT Holdings LLC and the purchases named therein (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2019).

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

10.16
Amended and Restated Loan Agreement, dated as of May 1, 2015, among Louisiana Public Facilities Authority and International-Matex Tank Terminals and Wells Fargo Bank, National Association, as trustee. (Series 2007) (incorporated by reference to Exhibit 10.10 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.17
Amended and Restated Lease Agreement, dated as of May 1, 2015, among The Industrial Development Board of the Parish of Ascension, Louisiana, Inc. and IMTT-Geismar and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.11 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.18
Loan Agreement, dated as of May 1, 2015, among New Jersey Economic Development Authority and Bayonne Industries, Inc., IMTT-Bayonne and IMTT-BC and U.S. Bank National Association, as trustee (incorporated by reference to Exhibit 10.12 to the Registrant’s Quarterly Report on Form 10-Q for the quarter ended June 30, 2015).

10.19
Credit Agreement, dated as of December 6, 2018, among Atlantic Aviation FBO Inc., Atlantic Aviation FBO Holdings LLC, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent and the lenders party thereto (incorporated by reference to Exhibit 10.17 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2018).

10.20†
Note Purchase Agreement, dated as of August 8, 2012, among The Gas Company, LLC and the purchasers named therein, with respect to the issuance of 4.22% Senior Secured Notes due 2022 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

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

10.24†
Amendment No. 1, dated as of February 21, 2017, to the Amended and Restated Credit Agreement, dated as of February 10, 2016, among The Gas Company LLC, Wells Fargo Bank N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).

10.25†
Amendment No. 2, dated as of February 12, 2018, to the Amended and Restated Credit Agreement, dated as of February 10, 2016, among HGC Holdings LLC, Wells Fargo Bank N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017).

10.26†
Amendment No. 2, dated as of February 12, 2018, to the Amended and Restated Credit Agreement, dated as of February 10, 2016, among The Gas Company LLC, Wells Fargo Bank N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.25 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017).

21.1**	Subsidiaries of the Registrant
23.1**	Consent of KPMG LLP
24.1	Powers of Attorney (included in signature pages)
31.1**	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2**	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1***	Section 1350 Certification of Chief Executive Officer
32.2***	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document

101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2019, formatted in XBRL and contained in Exhibit 101.
_________________

*	Management contract, compensatory plan or arrangement.

**	Filed herewith.

***
A signed original of this written statement required by Section 906 has been provided to Macquarie Infrastructure Corporation and will be retained by Macquarie Infrastructure Corporation and furnished to the Securities and Exchange Commission or its staff upon request.

†	The Registrant does not deem this agreement material pursuant to Regulation S-K Item 601(b)(10).

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Macquarie Infrastructure Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 25, 2020.

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
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Macquarie Infrastructure Corporation and in the capacities indicated on the 25th day of February 2020.

Signature	Title

/s/ Christopher Frost	Chief Executive Officer and Director
Christopher Frost	(Principal Executive Officer)

/s/ Liam Stewart	Chief Financial Officer
Liam Stewart	(Principal Financial Officer)

/s/ Robert Choi	Principal Accounting Officer
Robert Choi

/s/ Martin Stanley	Chairman of the Board of Directors
Martin Stanley

/s/ Norman H. Brown, Jr.	Director
Norman H. Brown, Jr.

/s/ Amanda Brock	Director
Amanda Brock

/s/ Ronald Kirk	Director
Ronald Kirk

/s/ Maria J. Dreyfus	Director
Maria J. Dreyfus

/s/ Henry E. Lentz	Director
Henry E. Lentz

/s/ Ouma Sananikone	Director
Ouma Sananikone