Form 10-Q
period 2020-03-31
Macquarie Infrastructure Corp
filed 2020-05-05
CIK 1289790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________

FORM 10-Q
_____________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2020
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
There were 86,853,672 shares of common stock, with $0.001 par value, outstanding at May 1, 2020.

MACQUARIE INFRASTRUCTURE CORPORATION
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

Cautionary Note Regarding Forward-Looking Statements
In addition to historical information, this quarterly report on Form 10-Q (Quarterly Report) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act and Section 21E of the Exchange Act. Forward-looking statements may appear throughout this Quarterly Report, including without limitation, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section. We use words such as “believe”, “intend”, “expect”, “anticipate”, “plan”, “may”, “will”, “should”, “estimate”, “potential”, “project” and similar expressions to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, statements regarding the anticipated specific and overall impacts of COVID-19, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the risks identified in our Annual Report on the Form 10-K for the year ended December 31, 2019, this Quarterly Report on Form 10-Q and in other reports we file from time to time with the Securities and Exchange Commission (SEC).
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
MIC is externally managed by Macquarie Infrastructure Management (USA) Inc. (our Manager), pursuant to the terms of a Management Services Agreement, subject to the oversight and supervision of our Board. Six of the eight members of our Board, and all of the members of each of our Audit, Compensation and Nominating and Governance committees, are independent and have no affiliation with Macquarie. Our Manager is a member of the Macquarie Group of companies comprising Macquarie Group Limited and its subsidiaries and affiliates worldwide. Macquarie Group Limited is headquartered in Australia and is listed on the Australian Securities Exchange.
We currently own and operate a portfolio of infrastructure and infrastructure-like businesses that provide services to corporations, government agencies and individual customers primarily in the United States (U.S.). Our businesses are organized into four segments:

•	International-Matex Tank Terminals (IMTT): a business providing bulk liquid storage and handling services to third-parties at 17 terminals in the U.S. and two in Canada;

•	Atlantic Aviation: a provider of jet fuel, terminal, aircraft hangaring and other services primarily to operators of general aviation (GA) jet aircraft at 70 airports throughout the U.S.;

•
MIC Hawaii:  comprising a company that processes and distributes gas and provides related services (Hawaii Gas) and several smaller businesses collectively engaged in efforts to reduce the cost and improve the reliability and sustainability of energy in Hawaii; and

•	Corporate and Other: comprising MIC Corporate (holding company headquarters in New York City) and a shared services center in Plano, Texas.
Effective October 1, 2018, the Bayonne Energy Center (BEC) and substantially all of our portfolio of solar and wind power generation businesses were classified as discontinued operations and our Contracted Power segment was eliminated. All periods reflect this change. In September 2019, we completed the last of the sales of our renewables businesses included in discontinued operations including our majority interest in a renewable power development business. A relationship with a third-party developer of renewable power facilities was reported as a component of Corporate and Other through the expiration of the relationship in July 2019.
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

At IMTT, we focus on providing bulk liquid storage, handling and other services pursuant to “take-or-pay” contracts to customers who place a premium on ease of access and operational flexibility. The revenue weighted average remaining contract life was 2.0 years at March 31, 2020.
At Atlantic Aviation, our focus is on the sale of jet fuel and other services to operators of GA aircraft through our fixed based operations (FBOs). The financial performance of the business is positively correlated with the number of GA flight movements (take-offs and landings) in the U.S. and the business’ ability to service a portion of the aircraft involved in those operations.
MIC Hawaii comprises Hawaii Gas and several smaller businesses that generate revenue primarily from the provision of gas services to commercial, residential and governmental customers and the generation of power while engaging in efforts to reduce the cost and improve the reliability and sustainability of energy in Hawaii.
Dividends
Since January 1, 2019, MIC has paid or declared the following dividends:

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
We intend to provide investors with the benefits of access to a portfolio of infrastructure and infrastructure-like businesses that we believe will generate growing amounts of distributable cash flow over time as a result of their positive correlation with inflation and provision of basic services to customers. Given the uncertainty stemming from COVID-19, however, we are working to increase our balance sheet strength and liquidity by, among other things, retaining any excess cash flow. Therefore, on April 2, 2020, we suspended our quarterly cash dividend resulting in the retention of approximately $260 million should the suspension remain in place through 2020.
Our Board regularly reviews our dividend policy and the proportion of our Free Cash Flow that any distribution represents. In determining whether to issue dividends in the future, our Board will take into account such matters as the state of the capital markets and general business and economic conditions, the short and long term impacts of, and disruptions in our businesses, and/or in the business or economic environment due to COVID-19, or other non-economic events, the impact of any acquisitions or dispositions related to our pursuit of strategic alternatives, the Company’s financial condition, results of operations, indebtedness levels, capital requirements, capital opportunities and any contractual, legal and regulatory restrictions on the payment of dividends by the Company to its stockholders or by its subsidiaries to the Company, and any other factors that it deems relevant, subject to maintaining a prudent level of reserves. Moreover, the Company’s senior secured credit facility and the debt commitments at our operating businesses contain restrictions that may limit the Company’s ability to pay dividends.
Strategic Alternatives
On October 31, 2019, we announced our intention to pursue strategic alternatives for our Company and have since been actively engaged in processes that could result in the sale of our Company or one or more of our operating businesses. We continue to believe that these efforts will maximize value for stockholders and we intend to move the processes forward, although recent volatility in the capital markets, ongoing disruption in business and economic conditions and the limitations on travel and other restrictions on interactions imposed by responses to COVID-19 are expected to slow these processes. The measures undertaken to date, including the suspension of the quarterly dividend, will provide MIC with additional financial flexibility to proceed with such processes in a manner consistent with maximizing value for stockholders. We have not set a timetable for completing any transaction and there can be no assurance that any transaction(s) will occur on favorable terms or at all.
On October 30, 2019, we entered into a Disposition Agreement with our Manager to facilitate our pursuit of strategic alternatives (see Exhibit 10.3 of our Annual Report on Form 10-K filed with the SEC on February 25, 2020). Outside of this agreement, we do not have the ability to terminate the Management Services Agreement between us and our Manager other than in limited circumstances. With this agreement, the Management Services Agreement will terminate as to any businesses, or substantial portions thereof, that are sold and, in connection therewith, we will make payments to our Manager calculated in accordance with the Disposition Agreement. The Disposition Agreement will terminate on the earlier to occur of (i) the termination of the Management Services Agreement, and (ii) the sixth anniversary, subject to extension under certain circumstances if a transaction is pending.

Rating Agency Update
On April 15, 2020, Standard and Poor’s (S&P) lowered Atlantic Aviation’s issuer credit rating to ‘B+’ from ‘BB-’ and Atlantic Aviation’s senior secured debt to ‘BB-’ from ‘BB’. The downgrade was predicated on the impact of COVID-19 related travel restrictions on Atlantic Aviation’s business. On April 22, 2020, S&P lowered MIC’s rating to ‘BB’ from ‘BB+’ and changed the MIC outlook from stable to negative. The downgrade resulted in a lowering of IMTT’s rating as a subsidiary rating is capped by the parent rating. On a standalone basis IMTT would be rated ‘BBB-’.
On April 17, 2020, Moody's Investors Service (Moody's) lowered its rating of Atlantic Aviation’s senior secured debt to ‘B2’ from ‘Ba3’ (including the probability of default rating). The action reflects Moody's expectation that Atlantic Aviation will face a difficult operating environment involving a significant decline in GA flight activity that will lead to earnings pressure and a weaker financial profile.
The ratings actions have no impact on any of Atlantic Aviation, IMTT or MIC’s existing financial covenants. The downgrade of the MIC and IMTT ratings will increase the margin on the drawn portion of each entities’ revolving credit facilities as well as the IMTT Tax-Exempt Bonds by 0.25%. The commitment fees on the undrawn portions of the IMTT and MIC holding company level revolving credit facilities will increase by 0.05%.

Results of Operations
Consolidated
Impact of COVID-19
The impact of COVID-19 has varied across our portfolio of businesses. The reduction in consumption of refined petroleum products associated with the slowing of economic activity, together with increased production of crude oil, has for the time being resulted in increased demand for storage of these products and driven improved performance at IMTT. Conversely, stay-at-home orders and limitations on travel have abruptly reduced demand for the products and services provided by our Atlantic Aviation and MIC Hawaii businesses. Our businesses are not unique in these respects. The petroleum storage industry has, in general, performed well during the pandemic while the travel and tourism industries, and the businesses reliant on them, have been significantly negatively affected.
In response to the effects of the pandemic, we have remained focused on ensuring the health and safety of our employees and customers while simultaneously implementing a range of cost reduction and cost control initiatives aimed at ensuring both the continuity and value of our businesses when the crisis is over. For example, where possible, we have tried to reduce employee working hours and to maintain healthcare benefits rather than conduct layoffs. These and other expense reduction initiatives commenced in March 2020 and are expected to yield annualized savings of approximately $50 million assuming current operating conditions continue. We are also evaluating the benefits that may be available to our businesses and their employees under the U.S. Coronavirus Aid, Relief and Economic Security (CARES) Act.
We have suspended our cash dividend which will result in the retention of approximately $260 million should it remain in place through the end of 2020. We also immediately sought to increase cash available by drawing on certain of our credit facilities. We drew $599 million on our holding company revolving credit facility and $275 million on the Atlantic Aviation revolving credit facility in mid-March. The drawdowns added to our approximately $300 million of cash already on hand.
Subsequently on April 30, 2020, Atlantic Aviation fully repaid the outstanding balance on its revolving credit facility and effective May 4, 2020, reduced the commitments on this facility to $10 million resulting in consolidated cash on hand of approximately $870 million. The $10 million revolving commitments are in place solely with respect to letters of credit currently outstanding. The amendment of the facility eliminates any leverage-based maintenance covenant on the Atlantic Aviation term loan as long as the letters of credit issued under the facility are cash collateralized and rolled over to standalone letters of credit facilities upon renewal.
Operations are ongoing at each of our businesses. In light of the ongoing impacts of the pandemic on our businesses, the reduced level of economic activity and uncertainty around the timing of any recovery from the impact of the pandemic, we withdrew the financial guidance we had provided to the market on February 25, 2020. We continue to have visibility into the financial performance of IMTT given the contracted nature of its storage revenue although these may be partially offset by reduction in revenue related to the provision of ancillary services including blending, packaging or throughput. The uncontracted nature of the majority of the revenue generated by Atlantic Aviation and MIC Hawaii means that we have extraordinarily limited visibility into the prospects for these businesses over the short to medium term. A relaxation of travel restrictions and stay-at-home orders will likely be an early indication that we could expect improved performance from Atlantic Aviation and MIC Hawaii, although the rate of any such improvement is highly unpredictable given our inability to forecast the consumer response in a post-COVID-19 environment. Given the significant decline in jet fuel sales at Atlantic Aviation and gas sales at MIC Hawaii in April 2020, we do not currently anticipate meaningful improvement during the second quarter of 2020.
With the steps taken to strengthen our liquidity position summarized above, we have no immediate need for additional capital. We expect to fund the operation of our businesses and our financial obligations in 2020 using the approximately $300 million of cash on hand prior to the March 2020 drawdown on our revolving credit facilities and utilizing cash we expect to be generated by our operating businesses over the remainder of the year. We also currently expect to support the growth of the cash generating capacity of our businesses by using a portion of these resources to fund projects to which we are contractually obligated and which are projected to generate incremental earnings.
Executive Committee
As an additional precaution, our board has established an Executive Committee comprising the Chairman (or alternate), the Chief Executive Officer (or alternate) and one of the independent members of the board (or alternate) to exercise all powers and authority of the board when the board is not in session or in the event one of more of its members is/are incapacitated. Decisions of the Committee require the approval of a majority of its independent members, and a majority of the Committee’s independent members may refer any matter to the full board for determination. The Executive Committee does not have powers that, under Delaware corporate law, cannot be delegated including approving a sale of the Company. In addition, the Executive Committee may not, among other things, reinstate or declare a dividend or amend or terminate the Disposition Agreement with our Manager.

Results of Operations: Consolidated – (continued)

Results Update
Our consolidated results for the quarter ended March 31, 2020 reflect: (i) the absence of a $39 million contract termination payment (the termination payment) received by IMTT in the first quarter of 2019; (ii) a decrease in the sales of jet fuel and gas at Atlantic Aviation and MIC Hawaii, respectively; and (iii) an increase in expenses incurred in connection with our pursuit of strategic alternatives.
For the quarter ended March 31, 2020, there were no contributions to our consolidated results from discontinued operations due to the completion of the sale of the wind and solar power generating portfolios during 2019.
Our consolidated results of operations are as follows:

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2020	2019	$	%
	($ In Millions, Except Share and Per Share Data) (Unaudited)
Revenue
Service revenue	$356	$418	(62)	(15)
Product revenue	60	64	(4)	(6)
Total revenue	416	482	(66)	(14)
Costs and expenses
Cost of services	145	168	23	14
Cost of product sales	42	40	(2)	(5)
Selling, general and administrative	96	80	(16)	(20)
Fees to Manager-related party	7	8	1	13
Depreciation	51	48	(3)	(6)
Amortization of intangibles	14	15	1	7
Total operating expenses	355	359	4	1
Operating income	61	123	(62)	(50)
Other income (expense)
Interest income	—	3	(3)	(100)
Interest expense(1)	(42)	(42)	—	—
Other income, net	1	4	(3)	(75)
Net income from continuing operations before income taxes	20	88	(68)	(77)
Provision for income taxes	(9)	(24)	15	63
Net income from continuing operations	11	64	(53)	(83)
Discontinued Operations
Net income from discontinued operations before income taxes	—	3	(3)	(100)
Benefit for income taxes	—	2	(2)	(100)
Net income from discontinued operations	—	5	(5)	(100)
Net income	11	69	(58)	(84)

Net income from continuing operations	11	64	(53)	(83)
Net income from continuing operations attributable to MIC	11	64	(53)	(83)
Net income from discontinued operations	—	5	(5)	(100)
Less: net loss attributable to noncontrolling interests	—	(1)	(1)	(100)
Net income from discontinued operations attributable to MIC	—	6	(6)	(100)
Net income attributable to MIC	$11	$70	(59)	(84)
Basic income per share from continuing operations attributable to MIC	$0.13	$0.75	(0.62)	(83)
Basic income per share from discontinued operations attributable to MIC	—	0.07	(0.07)	(100)
Basic income per share attributable to MIC	$0.13	$0.82	(0.69)	(84)
Weighted average number of shares outstanding: basic	86,686,972	85,872,132	814,840	1
___________

(1)	Interest expense includes non-cash losses on derivative instruments of $9 million and $4 million for the quarters ended March 31, 2020 and 2019, respectively.

Results of Operations: Consolidated – (continued)

Revenue
Consolidated revenues decreased for the quarter ended March 31, 2020 compared with the quarter ended March 31, 2019 primarily as a result of (i) decrease in the amount of jet fuel and gas sold at Atlantic Aviation and MIC Hawaii, respectively; (ii) lower wholesale cost of jet fuel and gas at Atlantic Aviation and MIC Hawaii, respectively; (iii) the absence of the termination payment received by IMTT in the first quarter of 2019; and (iv) lower average storage rates on new and renewing contracts at IMTT. These decreases were partially offset by the recognition of fees earned on tank cleaning obligations and an increase in utilization at IMTT.
Cost of Services and Cost of Product Sales
Consolidated cost of services and cost of product sales decreased for the quarter ended March 31, 2020 compared with the quarter ended March 31, 2019 primarily as a result of (i) decrease in the amount of jet fuel and gas sold at Atlantic Aviation and MIC Hawaii, respectively; and (ii) a lower wholesale cost of jet fuel and gas at Atlantic Aviation and MIC Hawaii, respectively. The decrease in consolidated cost of services and cost of product sales was partially offset by realized and unrealized losses on commodity hedge contracts at Hawaii Gas (see “Results of Operations — MIC Hawaii” below).
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased for the quarter ended March 31, 2020 compared with the quarter ended March 31, 2019 primarily due to (i) an increase in expenses incurred in connection with our pursuit of strategic alternatives; (ii) higher salaries and benefits, generally; (iii) contractual increases in rent at Atlantic Aviation; and (iv) non-cash compensation expense incurred in relation to the incentive plans for senior management of our operating businesses.
Fees to Manager
Our Manager is entitled to a monthly base management fee based on our market capitalization and potentially a quarterly performance fee based on total stockholder returns relative to a U.S. utilities index. For the quarters ended March 31, 2020 and 2019, we incurred base management fees of $7 million and $8 million, respectively. Base management fees decreased primarily due to the reduction in the market capitalization of our Company. No performance fees were incurred in either of the current or prior comparable periods. The unpaid portion of base management fees and performance fees, if any, at the end of each reporting period is included in the line item Due to Manager-related party in our consolidated condensed balance sheets.
In accordance with the Third Amended and Restated Management Services Agreement, our Manager elected to reinvest any fees to which it was entitled in new primary shares in all of the periods shown below and has currently elected to reinvest future base management fees and performance fees, if any, in new primary shares.

Period	Base Management Fee Amount ($ in millions)	Performance Fee Amount ($ in millions)	Shares Issued
2020 Activities:
First quarter 2020	$7	$—	181,617	(1)

2019 Activities:
Fourth quarter 2019	$9	$—	208,881
Third quarter 2019	8	—	201,827
Second quarter 2019	7	—	192,103
First quarter 2019	8	—	184,448
___________

(1)
Our Manager elected to reinvest all of the monthly base management fees for the first quarter of 2020 in new primary shares. We issued 181,617 shares for the quarter ended March 31, 2020, including 39,206 shares that were issued in April 2020 for the March 2020 monthly base management fee.

Depreciation and Amortization
The increase in depreciation and amortization expense for the quarter ended March 31, 2020 compared with the quarter ended March 31, 2019 reflects primarily assets placed in service.

Results of Operations: Consolidated – (continued)

Interest Expense, net, and (Losses) Gains on Derivative Instruments
Interest expense, net, includes non-cash losses on derivative instruments of $9 million and $4 million for the quarters ended March 31, 2020 and 2019, respectively. (Losses) gains on derivatives recorded in interest expense are attributable to the change in fair value of interest rate hedging instruments. Excluding the derivative adjustments, cash interest expense increased to $29 million for the quarter ended March 31, 2020 from $28 million for the quarter ended March 31, 2019 reflecting primarily an increase in average debt balance, partially offset by a decrease in the weighted average interest rate of debt facilities and higher interest income earned during the quarter ended March 31, 2019. See discussions of interest expense for each of our operating businesses below.
Other Income, net
Other income, net, decreased during the quarter ended March 31, 2020 compared with the quarter ended March 31, 2019 primarily as a result of the absence of fee income from a third-party developer of renewable power facilities. The relationship with the developer concluded during July 2019.
Discontinued Operations
We recorded no income from discontinued operations for the quarter ended March 31, 2020 as we completed the sale of the last of any businesses characterized as discontinued operations in September 2019.
Income Taxes
We file a consolidated federal income tax return that includes the financial results of IMTT, Atlantic Aviation and MIC Hawaii.  Pursuant to a tax sharing agreement, these businesses pay MIC an amount equal to the federal income tax each would pay on a standalone basis as if they were not part of the consolidated federal income tax return.  In addition, our businesses file income tax returns and may pay taxes in the state and local jurisdictions in which they operate. In calculating our state income tax provision, we have provided a valuation allowance for certain state income tax net operating loss (NOL) carryforwards, the use of which is uncertain.
We expect to incur a federal taxable loss for the year ended December 31, 2020. Under the CARES Act, any NOL generated in 2020 may be carried back five years.
U.S. Coronavirus Aid, Relief and Economic Security (CARES) Act
On March 27, 2020, President Trump signed the CARES Act into law. The Act includes provisions for federal grants or government-backed loans to businesses, employee benefits and retention credits, easing of certain income tax rules and a payroll tax deferral, among others. Several of these provisions may be applicable to the Company or to our operating businesses although we currently believe that they are likely to generate an immaterial benefit.
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
Our businesses are characteristically owners of high-value, long-lived assets capable of generating substantial Free Cash Flow. We define Free Cash Flow as cash from operating activities — the most comparable GAAP measure — which reflects cash interest, tax payments and pension contributions, less maintenance capital expenditures, which includes principal repayments on capital lease obligations used to fund maintenance capital expenditures, and excludes changes in working capital. We use Free Cash Flow as a measure of our ability to sustain and potentially increase our quarterly cash dividend and funding a portion of our growth. GAAP metrics such as net income (loss) do not provide us with the same level of visibility into our performance and prospects as a result of: (i) the capital intensive nature of our businesses and the generation of non-cash depreciation and amortization; (ii) shares issued to our external Manager under the Management Services Agreement; (iii) our ability to defer all or a portion of current federal income taxes; (iv) non-cash unrealized gains or losses on derivative instruments; (v) gains (losses) on disposal of

Results of Operations: Consolidated – (continued)

assets; (vi) non-cash compensation expense incurred in relation to the incentive plans for senior management of our operating businesses; and (vii) pension expenses. Pension expenses primarily consist of interest cost, expected return on plan assets and amortization of actuarial and performance gains and losses. Any cash contributions to pension plans are reflected as a reduction to Free Cash Flow and are not included in pension expense. We believe that external consumers of our financial statements, including investors and research analysts, use Free Cash Flow both to assess MIC’s performance and as an indicator of its success in generating an attractive risk-adjusted total return.
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

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2020	2019	$	%
	($ In Millions) (Unaudited)
Net income from continuing operations	$11	$64
Interest expense, net(1)	42	39
Provision for income taxes	9	24
Depreciation	51	48
Amortization of intangibles	14	15
Fees to Manager-related party	7	8
Other non-cash expense, net(2)	7	4
EBITDA excluding non-cash items - continuing operations	$141	$202	(61)	(30)

EBITDA excluding non-cash items - continuing operations	$141	$202
Interest expense, net(1)	(42)	(39)
Non-cash interest expense, net(1)	13	11
Provision for current income taxes	(7)	(7)
Changes in working capital	(6)	(16)
Cash provided by operating activities - continuing operations	99	151
Changes in working capital	6	16
Maintenance capital expenditures	(12)	(10)
Free cash flow - continuing operations	93	157	(64)	(41)
Free cash flow - discontinued operations	—	7	(7)	(100)
Total Free Cash Flow	$93	$164	(71)	(43)
___________
(1) Interest expense, net, includes adjustments to derivative instruments, non-cash amortization of deferred financing fees and non-cash amortization of debt discount related to the 2.00% Convertible Senior Notes due October 2023.

(2)
Other non-cash expense, net, includes primarily pension expense of $2 million for the quarters ended March 31, 2020 and 2019, unrealized gains (losses) on commodity hedge contracts, non-cash compensation expense incurred in relation to the incentive plans for senior management of our operating businesses and non-cash gains (losses) related to the disposal of assets. Pension expense consists primarily of interest cost, expected return on plan assets and amortization of actuarial and performance gains and losses. See “Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items and Free Cash Flow” above for further discussion.

Results of Operations: IMTT
Impact of COVID-19
IMTT continues to closely monitor the effects of COVID-19 and is actively managing its response placing a priority on the health and safety of its employees, contractors, their families, customers and the broader communities in which it operates. IMTT's services are classified as essential and its terminals remain operational and there have been no service disruptions related to the pandemic. IMTT has implemented a pandemic response plan and has taken actions that allow it to continue to provide services in a safe and effective manner. Procedures implemented include: (i) a work from home policy for all employees that are able to do so; (ii) limiting operations to only those required to meet safety, regulatory or customer needs; (iii) enhanced cleaning and disinfection of facilities; (iv) limiting interactions between employees through social distancing; (v) increased usage of personal protective equipment; (vi) modification of shift schedules to reduce exposure between shifts; (vii) limiting terminals access to essential personnel; and (viii) requiring all individuals who enter the terminals submit to temperature scans.
As a result of the implementation of these procedures, certain operating costs have increased. IMTT expects the increases to be approximately $5 million in 2020. If conditions worsen and additional measures need to be put into place, for example, having dedicated staff that remain at the terminals full time, these costs may increase. The cost increases are expected to be partially offset by reduced repair and maintenance expense and operating costs due to only essential operations occurring, lower healthcare costs and lower general and administrative expenses.
IMTT is engaged in ongoing communications with its employees, customers, vendors, lenders, ratings agencies and other stakeholders to keep them apprised of its response to the pandemic. COVID-19 and the resulting slowdown in economic activity, together with OPEC’s crude oil pricing and supply decisions, have led to an oversupply of petroleum and other liquid products stored and handled by IMTT. These factors have, in some cases, created conditions in which the expected future value of a product is higher than its current value and has increased demand for storage of these products. As a result, IMTT’s utilization is expected to increase to over 95% by mid-May from 86.3% at the end of 2019 with almost all usable tanks currently leased. In addition, some customers have renewed contracts ahead of their expiration in order to guarantee the availability of storage. The leases entered into in March and April have a volume weighted average duration of approximately one year. IMTT believes that its circumstances are not unique and that the broader bulk liquid storage industry is experiencing similar increases in demand.
Although demand for storage has increased, IMTT believes product handling activities may decrease. Reduced handling activities could reduce the portion of IMTT’s revenue that is not contracted and is based on providing ancillary services such as heating, excess throughput, blending or rail or trucking charges. Approximately 80% of IMTT’s revenue is generated from firm commitments. In addition, a sustained decrease in economic activity could result in reduced demand for certain of the products stored by IMTT and may result in lower demand for storage.
IMTT is reviewing all maintenance and growth capital expenditure projects to ensure it is prudently managing its liquidity. IMTT’s agreement to construct new storage in support of a methanol manufacturing plant being developed by Methanex in Geismar, LA includes a provision which allows Methanex to delay the project by one year. As a result of COVID-19, Methanex exercised this provision and construction of the storage is now expected to start in mid-2021 and be completed in mid-2023. No other previously announced repositioning projects have contract terms that allow the customer to unilaterally delay the project. There has been no other material COVID-19 related impacts to IMTT’s planned capital projects, however, if conditions worsen, other projects may be delayed or costs may increase due to a lack of contractor or resource availability. IMTT also anticipates a reduction in the number of inquiries regarding new growth projects.
IMTT has not experienced any significant impact to its financial controls or reporting systems. Minor modifications have been made to accommodate administrative personnel working remotely.
Although there may be a delay in accounts receivable collections in the future as a result of COVID-19, IMTT has not experienced any collections issues to date and continues to make payments to vendors as due. The business does not foresee any liquidity issues and is compliant with its debt covenants. IMTT has not drawn on its $600 million revolving credit facility, which matures in December 2023, and does not have any other debt maturities until May 2025.
IMTT monitors leading and key performance indicators such as petroleum spot prices and futures curves, throughput volumes, contract renewals and tenor, utilization, rates and accounts receivable in assessing the future impacts COVID-19 may have on the business. In addition, the business is reviewing the benefits that may be available to it under the CARES Act. Initial indications are that these are likely to be immaterial to the business’ results of operations.
The business believes current supply and demand imbalances, particularly with respect to refined petroleum products, are likely to persist over the near term and sustain demand for storage and handling of these products.

Results of Operations: IMTT – (continued)

Business Update
The financial performance of IMTT is driven by the amount of bulk liquid storage capacity the business has under contract (lease) and the rates for storage and other services achieved on those contracts. The portion of IMTT’s storage capacity under contract (utilization) averaged 85.4% and 82.5% for the quarters ended March 31, 2020 and 2019, respectively. Utilization averaged 85.2% for the quarter ended December 31, 2019. The slight increase in average utilization reflects primarily an increase in storage of clean petroleum products in New York Harbor associated with seasonal demand. Demand for storage across IMTT's terminals increased at the end of the first quarter and beginning of the second quarter and utilization is expected to average in the low 90s percent for full year 2020.
On February 20, 2020, IMTT entered into an agreement with Diamond Green Diesel (DGD), a joint venture between Valero Energy Corporation and Darling Ingredients, pursuant to which it will construct two pipelines connecting its St. Rose, LA terminal with the DGD renewable diesel refinery at Norco, LA five miles away. IMTT will also expand its marine and rail infrastructure and repurpose approximately 790,000 barrels of existing storage capacity from heavy and residual petroleum service to renewable diesel feedstocks and finished product. The project is expected to be completed prior to the end of 2021.
IMTT works with existing and new customers continuously to meet their storage and logistics needs. Critical to IMTT’s success is its ability to construct new assets on a build-to-suit basis and/or to repurpose existing tanks and infrastructure to meet these needs. These projects range from simple, inexpensive modifications to large scale developments requiring extensive planning and capital investment. IMTT currently expects these development and repurposing efforts will, going forward, (i) increase its customer base; (ii) improve utilization and average storage rates; (iii) increase exposure to new products that it believes have better sustainable growth prospects; (iv) generate a larger proportion of its revenue from longer-dated contracts; and (iv) reduce its exposure to short-term, cyclical markets with slower growth prospects.
The financial results recorded by IMTT in the first quarter of 2020 reflect the absence of the termination payment received in the first quarter of 2019. The absence of the termination payment impacts each of the revenue, operating income and net income lines of the GAAP income statement as well as the management reporting line items of EBITDA excluding non-cash items and Free Cash Flow.

Results of Operations: IMTT – (continued)

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2020	2019
	$	$	$	%
	($ In Millions) (Unaudited)
Revenue	132	161	(29)	(18)
Cost of services	50	50	—	—
Selling, general and administrative expenses	9	8	(1)	(13)
Depreciation and amortization	34	33	(1)	(3)
Operating income	39	70	(31)	(44)
Interest expense, net(1)	(15)	(13)	(2)	(15)
Other income, net	1	—	1	NM
Provision for income taxes	(7)	(16)	9	56
Net income	18	41	(23)	(56)
Reconciliation of net income to EBITDA excluding non-cash items and a reconciliation of cash provided by operating activities to Free Cash Flow:
Net income	18	41
Interest expense, net(1)	15	13
Provision for income taxes	7	16
Depreciation and amortization	34	33
Other non-cash expense, net(2)	3	1
EBITDA excluding non-cash items	77	104	(27)	(26)
EBITDA excluding non-cash items	77	104
Interest expense, net(1)	(15)	(13)
Non-cash interest expense, net(1)	5	3
Provision for current income taxes	(2)	(11)
Changes in working capital	(17)	8
Cash provided by operating activities	48	91
Changes in working capital	17	(8)
Maintenance capital expenditures	(6)	(6)
Free cash flow	59	77	(18)	(23)
___________
NM — Not meaningful.

(1)	Interest expense, net, includes non-cash adjustments to derivative instruments and non-cash amortization of deferred financing fee.

(2)
Other non-cash expense, net, includes primarily pension expense of $2 million for the quarters ended March 31, 2020 and 2019 and non-cash compensation expense incurred in relation to incentive plans. Pension expense consists primarily of interest cost, expected return on plan assets and amortization of actuarial and performance gains and losses. See “Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items and Free Cash Flow” above for further discussion.

Revenue
IMTT generates the majority of its revenue from contracts comprising a fixed monthly charge for access to or use of a specified amount of capacity, infrastructure or land. The monthly charge typically increases annually with inflation. We refer to revenue generated from such contracts or fixed charges as firm commitments. At March 31, 2020, firm commitments had a revenue weighted average remaining contract life of 2.0 years. Revenue from firm commitments, excluding fees earned on tank cleaning obligations and the termination payment, comprised 80.7% and 80.3% of total revenue for the quarters ended March 31, 2020 and 2019, respectively.
Total revenues decreased for the quarter ended March 31, 2020 compared with the quarter ended March 31, 2019 primarily due to the absence of the termination payment received during the quarter ended March 31, 2019 and the impact of contracts

Results of Operations: IMTT – (continued)

renewed at lower storage rates in the second half of 2019. The decrease was partially offset by the recognition of $15 million of fees earned on tank cleaning obligations and an increase in utilization.
Cost of Services and Selling, General and Administrative Expenses
Cost of services and selling, general and administrative expenses combined increased for the quarter ended March 31, 2020 compared with the quarter ended March 31, 2019 primarily due to higher property taxes at Bayonne and increases in insurance expense, partially offset by lower fuel costs and repairs and maintenance expenses.
Depreciation and Amortization
Depreciation and amortization expense increased for the quarter ended March 31, 2020 compared with the quarter ended March 31, 2019 primarily as a result of assets placed in service.
Interest Expense, net
Interest expense, net, includes non-cash losses on derivative instruments of $5 million and $2 million for the quarters ended March 31, 2020 and 2019, respectively. Excluding the derivative adjustments, cash interest expense was $10 million for both the quarters ended March 31, 2020 and 2019.
Income Taxes
The taxable income generated by IMTT is reported on our consolidated federal income tax return. The business files standalone state and foreign income tax returns in the jurisdictions in which it operates. For the year ending December 31, 2020, the business expects to pay state and foreign income taxes of approximately $3 million. The Provision for current income taxes of $2 million for the quarter ended March 31, 2020 in the above table relates primarily to state income tax expense.
Most of the difference between IMTT’s book and federal taxable income relates to depreciation of terminal fixed assets. For book purposes, these fixed assets are depreciated over 5 to 30 years using the straight-line method. For federal income tax purposes, these same fixed assets are depreciated over 5 to 15 years using accelerated methods. In addition, most terminal fixed assets qualify for federal bonus tax depreciation. A significant portion of the terminal fixed assets in Louisiana constructed in the period after Hurricane Katrina in 2005 were financed with Growth Opportunity (GO) Zone Bonds. GO Zone Bond financed assets are depreciated for tax purposes over 9 to 20 years using the straight-line method. Most of the states in which the business operates do not allow the use of bonus tax depreciation. Louisiana allows the use of bonus depreciation except for assets financed with GO Zone Bonds.
IMTT has state NOL carryforwards that are specific to the state in which they were generated. The utilization of NOL carryforwards may reduce or eliminate state taxable income in the future.
Maintenance Capital Expenditures
For the quarter ended March 31, 2020, IMTT incurred maintenance capital expenditures of $6 million and $8 million on an accrual basis and cash basis, respectively, compared with $6 million and $7 million on an accrual basis and cash basis, respectively, for the quarter ended March 31, 2019. IMTT expects to incur between $40 million and $45 million of maintenance capital expenditures in 2020.

Results of Operations: Atlantic Aviation
Impact of COVID-19
Atlantic Aviation continues to closely monitor the effects of COVID-19 and is actively managing its response placing a priority on the health and safety of its employees, contractors, their families, customers and the broader communities in which it operates. Atlantic Aviation's services are classified as essential and its FBOs remain operational and there have been no service disruptions related to the pandemic. The business has implemented a pandemic response plan and is closely monitoring guidance from the Centers for Disease Control and Prevention (CDC) as well as federal, state and local governments with respect to conducting operations safely. In addition to standard operating procedures designed to maintain safe operations, Atlantic Aviation has implemented additional measures including: (i) a work from home policy for all employees that are able to do so; (ii) enhanced cleaning and disinfection of facilities; (iii) limiting interactions between employees through social distancing; and (iv) increased usage of personal protective equipment.
Atlantic Aviation is engaged in ongoing communications with its employees, customers, vendors, lenders, ratings agencies and other stakeholders to keep them apprised of its response to the pandemic. COVID-19 has significantly reduced demand for Atlantic Aviation’s services as federal, state and local governments have implemented pandemic response measures including social distancing, quarantines, travel restrictions, prohibitions on public gatherings and stay-at-home orders. These measures have significantly reduced GA flight activity and the demand for Atlantic Aviation's jet fuel, transient hangarage and aircraft parking and ancillary services. Although the amount of jet fuel sold during the first ten weeks of 2020 was generally consistent with the prior year, at the end of March and through April 2020 jet fuel sales declined by approximately 80%. We do not currently anticipate meaningful improvements during the second quarter of 2020. The duration of the pandemic, the timeline and process for phasing out the governmental response measures, as well as the ability of the U.S. and global economy to restart once they have been lifted, are uncertain. Post-pandemic changes to travel patterns including consumer willingness to travel, the availability of commercial flights and other factors are currently unknown.
In response to the decrease in flight activity, Atlantic Aviation has engaged in a thorough review of its operational and capital expenditures. Staffing levels are being reviewed and reset to reflect the reduced levels of demand for services provided. Staffing reductions have been achieved primarily through furloughs or reductions in scheduled hours. Non-payroll discretionary expenses are being cut or deferred. Similarly, capital expenditures are being reviewed, with uncommitted or non-essential items being deferred as well.
Atlantic Aviation is reviewing the benefits that may be available to it under the CARES Act. The primary benefits available to Atlantic Aviation appear to be those available to most other businesses, including, for example, deferral of payment of certain payroll taxes. Atlantic Aviation is also requesting rent relief from various airport landlords. Initial indications are that these are likely to be immaterial to the business’ results of operations.
Accounts receivable collections are being monitored closely given the uncertainty around the length of time over which travel restrictions will remain in place. Extensions of credit to customers have been restricted, generally, with those deemed to be a higher risk being asked to utilize alternative payment methods. There has been no material deterioration in Atlantic Aviation’s accounts receivable to date. To the extent the financial impact of the pandemic is protracted or government or other support for certain businesses is not forthcoming, collection times and the value of uncollectible accounts could increase.
Atlantic Aviation has not experienced any significant impact to its financial controls or reporting systems. Minor modifications have been made to accommodate administrative personnel working remotely.
On April 30, 2020, Atlantic Aviation fully repaid the outstanding balance on its revolving credit facility and effective May 4, 2020, reduced the commitments on this facility to $10 million solely with respect to letters of credit currently outstanding. The amendment of the facility eliminates any leverage-based maintenance covenant on the Atlantic Aviation term loan as long as the letters of credit issued under the facility are cash collateralized and rolled over to standalone letters of credit facilities upon renewal.
Assuming that the pandemic and its impact on the economy are unchanged relative to their current effects, and Atlantic Aviation's FBOs continue to operate at current significantly reduced levels, the business believes that the combination of its existing liquidity, cash generated from ongoing operations and cost containment efforts will enable the business to continue to operate through 2020 with minimal support from MIC.
The duration of the pandemic and the mitigation measures implemented by the government, including travel restrictions, border closings, prohibitions on public gatherings and social distancing, a lack of visibility into consumer preferences in a post-COVID-19 environment, uncertainty surrounding the level of operations of commercial airlines and the absence of a material level of contracted revenue stream, make forecasting the contribution of this business to our results in 2020 impossible at this time.

Results of Operations: Atlantic Aviation – (continued)

Business Update
The fundamental driver of the financial performance of Atlantic Aviation is the number of GA flight movements in a year. Over the long-term, the rate of growth in GA flight movements has tended to be positively correlated with the level of economic activity in the U.S. The significant decrease in economic activity at the end of the first quarter of 2020, together with the implementation of widespread travel restrictions and other governmental mitigation measures, contributed to a substantial reduction in GA flight activity at the end of the period.
According to data reported by the Federal Aviation Administration, the total number of GA flight movements at airports on which Atlantic Aviation operates decreased by 10.6% during the quarter ended March 31, 2020 versus the prior comparable period.
Atlantic Aviation seeks to extend FBO leases prior to their maturity in order to maintain visibility into the cash generating capacity of these assets over the long-term. Atlantic Aviation calculates a weighted average remaining lease life based on EBITDA excluding non-cash items in the prior calendar year adjusted for the impact of acquisitions, dispositions and lease extensions. The weighted average remaining lease life was 19.6 years and 19.7 years at March 31, 2020 and 2019, respectively.

Results of Operations: Atlantic Aviation – (continued)

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2020	2019
	$	$	$	%
	($ In Millions) (Unaudited)
Revenue	224	258	(34)	(13)
Cost of services (exclusive of depreciation and amortization shown separately below)	95	118	23	19
Gross margin	129	140	(11)	(8)
Selling, general and administrative expenses	64	61	(3)	(5)
Depreciation and amortization	27	26	(1)	(4)
Operating income	38	53	(15)	(28)
Interest expense, net(1)	(19)	(19)	—	—
Provision for income taxes	(5)	(9)	4	44
Net income	14	25	(11)	(44)
Reconciliation of net income to EBITDA excluding non-cash items and a reconciliation of cash provided by operating activities to Free Cash Flow:
Net income	14	25
Interest expense, net(1)	19	19
Provision for income taxes	5	9
Depreciation and amortization	27	26
Other non-cash expense, net(2)	1	—
EBITDA excluding non-cash items	66	79	(13)	(16)
EBITDA excluding non-cash items	66	79
Interest expense, net(1)	(19)	(19)
Non-cash interest expense, net(1)	5	5
Provision for current income taxes	(9)	(7)
Changes in working capital	16	(4)
Cash provided by operating activities	59	54
Changes in working capital	(16)	4
Maintenance capital expenditures	(3)	(2)
Free cash flow	40	56	(16)	(29)
___________

(1)	Interest expense, net, includes non-cash adjustments to derivative instruments and non-cash amortization of deferred financing fees.

(2)
Other non-cash expense, net, includes primarily non-cash compensation expense incurred in relation to incentive plans and non-cash gains (losses) related to the disposal of assets. See “Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items and Free Cash Flow” above for further discussion.

Atlantic Aviation generates most of its revenue from sales of jet fuel. Increases and decreases in the cost of jet fuel are generally passed through to customers. Accordingly, reported revenue will fluctuate based on the cost of jet fuel to Atlantic Aviation and may not reflect the business’ ability to effectively manage the amount of jet fuel sold and the margin achieved on those sales. For example, an increase in revenue may be attributable to an increase in the cost of the jet fuel and not an increase in the amount or margin per gallon. Conversely, a decline in revenue may be attributable to a decrease in the cost of jet fuel and not a reduction in the amount or margin per gallon.
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

Results of Operations: Atlantic Aviation – (continued)

Revenue and Gross Margin
The majority of the revenue generated, and the gross margin earned by Atlantic Aviation is the result of fueling GA jet aircraft at facilities located on the 70 U.S. airports at which the business operates. Atlantic Aviation seeks to maintain and, where appropriate, increase dollar-based margins on jet fuel sales.
Revenue decreased for the quarter ended March 31, 2020 compared with the quarter ended March 31, 2019 as a result of a decrease in the amount of jet fuel sold and lower wholesale cost of jet fuel. The decrease in the wholesale cost of jet fuel is reflected in a corresponding decrease in cost of services.

The impact of reduced flight activity on Atlantic Aviation’s gross margin was exacerbated by a significant decline in the wholesale price of jet fuel during the first quarter of 2020. While Atlantic Aviation’s overall exposure is limited given its modest inventory volumes, the decline of 65% in the wholesale price of jet fuel in the first quarter of 2020 resulted in a loss on fuel in inventory that reduced gross margin by an estimated $2 million.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased for the quarter ended March 31, 2020 compared with the quarter ended March 31, 2019 primarily as a result of higher salaries and benefits and contractual increases in rent.
Depreciation and Amortization
Depreciation and amortization expense increased for the quarter ended March 31, 2020 compared with the quarter ended March 31, 2019 primarily as a result of assets placed in service.
Operating Income
Operating income decreased in the quarter ended March 31, 2020 compared with the quarter ended March 31, 2019 due to the decrease in gross margin and increases in selling, general and administrative expenses and depreciation and amortization.
Interest Expense, net
Interest expense, net, includes non-cash losses on derivative instruments of $3 million and $2 million for the quarters ended March 31, 2020 and 2019, respectively. Excluding the derivative adjustments, cash interest expense was $14 million for both the quarters ended March 31, 2020 and 2019.
Income Taxes
The taxable income generated by Atlantic Aviation is reported on our consolidated federal income tax return. The business files standalone state income tax returns in most of the states in which it operates. The tax expense in the table above includes both state income taxes and the portion of the consolidated federal income tax liability attributable to the business. The Provision for current income taxes of $9 million for the quarter ended March 31, 2020 in the above table includes $5 million of state income tax expense and $4 million of federal income tax expense.
Atlantic Aviation has state NOL carryforwards that are specific to the state in which they were generated. The utilization of NOL carryforwards may reduce or eliminate state taxable income in the future.
Maintenance Capital Expenditures
For the quarter ended March 31, 2020, Atlantic Aviation incurred maintenance capital expenditures of $3 million and $6 million on an accrual basis and cash basis, respectively, compared with $2 million on both an accrual basis and cash basis for the quarter ended March 31, 2019.
Results of Operations: MIC Hawaii
Impact of COVID-19
MIC Hawaii continues to closely monitor the effects of COVID-19 and is actively managing its response placing a priority on the health and safety of its employees, contractors, their families, customers and the broader communities in which it operates. Businesses within MIC Hawaii's services are classified as essential and its businesses remain operational and there have been no service disruptions related to the pandemic. Hawaii Gas continues to provide safe and reliable gas to both utility and non-utility customers while the other MIC Hawaii businesses continue to fulfill their respective commitments to deliver clean and renewable energy. Hawaii Gas has implemented a pandemic response plan to ensure safe operation of critical infrastructure and has separated its workforce into critical and non-critical employees, with the latter working remotely. A series of measures have been implemented to reduce the risk of infection among critical employees who are required to work on site, including but not limited to, (i) a work from home policy for all employees that are able to do so; (ii) enhanced cleaning and disinfection of facilities; (iii) limiting interactions between employees through social distancing; (iv) increased usage of personal protective equipment; (v) modification

Results of Operations: MIC Hawaii – (continued)

of shift schedules to reduce exposure between shifts; and (vi) educating customers on alternative payment and customer care options. In addition, MIC Hawaii has increased the frequency of monitoring leading and key performance indicators such as Liquefied Petroleum Gas (LPG) prices and forward curve, gas production, LPG delivery schedules and accounts receivable and accounts payable aging to ensure operational effectiveness and adequate liquidity are maintained throughout the pandemic.
MIC Hawaii is engaged in ongoing communications with its employees, customers, vendors, lenders and other stakeholders to keep them apprised of its response to the pandemic. COVID-19 and the related disruption in business and economic activity and the governmental mitigation measures, including travel restrictions, prohibition on public gatherings and social distancing, have led to a significant decline in economic activity and the number of visitors to Hawaii. Visitor arrivals to Hawaii declined by over 95% through April versus the prior comparable period, driven partially by a 14-day quarantine requirement for all visitors to Hawaii announced by the Governor on March 21, 2020 and effective March 26, 2020. The resulting significant decline in hotel occupancy levels has led to reductions in hotel operations, including temporary closures and reduced gas consumption by a significant number of commercial customers, including the hotels and restaurants. In addition to reduced consumption from declining visitor activity, lower oil and oil-derivative prices have led low-margin, but higher volume, interruptible utility customers to use lower-cost diesel instead of gas to fuel their operations. Demand for gas by residential customers has been and is expected to remain intact. Currently, these events are expected to result in an aggregate decline in total gas sales of approximately 30% to 40%.
Because travel restrictions were implemented in late March, the impact on commercial gas sales and revenue were relatively minor for the quarter ended March 31, 2020. The overall decline in results for the quarter ended March 31, 2020 compared with the quarter ended March 31, 2019 were primarily due to the decline in the amount of gas sold to utility interruptible and residential customers, together with realized losses on commodity hedge contracts described below. Hawaii Gas expects COVID-19 impacts to be more significant in the near term and potentially the medium term to the extent the pandemic and restrictive travel policies remain in place and depending on the length of time it takes for normal economic business activity to resume.
Hawaii Gas is mitigating the impact of reduced gas sales by implementing cost saving initiatives including a hiring freeze and deferral of vacancy fills of non-critical hires, reductions in overtime, deferral of non-safety related maintenance and repair work and reductions in general and administrative expenses such as IT system upgrades. Hawaii Gas has also deferred discretionary maintenance capital expenditures and growth projects to which it is not contractually obligated and not required for safety reasons. The renewal of a collective bargaining agreement that was scheduled to expire in April has been extended to June 2020 by mutual agreement. Hawaii Gas is continuing to evaluate and implement additional cost saving initiatives. In addition, the business is reviewing the benefits that may be available to it under the CARES Act. Initial indications are that these are likely to be immaterial to the business’ results of operations.
Hawaii Gas is in regular communication with key counterparties including its supplier of naphtha feedstock for its utility operations and its LPG supplier. To date, there has been no disruption in supply or supply logistics. Hawaii Gas is closely tracking and conservatively managing LPG inventory to reduce its exposure to supply chain disruptions. As a result of declines in oil and oil-derivative prices, LPG prices for the quarter ended March 31, 2020 decreased, resulting in realized losses on Hawaii Gas’ commodity hedge contracts.
MIC Hawaii has not experienced any significant impact to its financial controls or reporting systems. Minor modifications have been made to accommodate administrative personnel working remotely. In addition, the pandemic has not had any significant impact on its ability to collect payment from customers or to pay vendors. MIC Hawaii does not foresee needing additional liquidity. MIC Hawaii has not drawn on its $60 million revolving credit facility, which matures in February 2023. Its nearest mandatory debt maturity is in August 2022.
The duration of the pandemic and the mitigation measures implemented by the government, including travel restrictions, quarantines, prohibitions on public gathering and social distancing, a lack of visibility into consumer preferences in a post-COVID-19 environment, uncertainty surrounding the level of operations of commercial airlines and/or cruise lines and the absence of a material level of contracted revenue streams, make forecasting the contribution of this business to our results in 2020 impossible at this time.
Business Update
The financial performance of MIC Hawaii is a function of the number of customers served, their consumption of energy and the prices achieved on sales by each of Hawaii Gas’s utility and non-utility operations and under power purchase agreements. The amount of gas consumed is correlated with general economic activity over the long term with tourism being a key component. Consumption trends and rates are a function of, among other factors, energy efficiency, weather, the range of competitive energy sources and MIC Hawaii’s input commodity costs.
The decreased contribution from MIC Hawaii for the quarter ended March 31, 2020 compared with the quarter ended March 31, 2019 principally reflects a decrease in the amount of gas sold.

Results of Operations: MIC Hawaii – (continued)

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2020	2019
	$	$	$	%
	($ In Millions) (Unaudited)
Revenue	60	64	(4)	(6)
Cost of product sales (exclusive of depreciation and amortization shown separately below)	42	40	(2)	(5)
Gross margin	18	24	(6)	(25)
Selling, general and administrative expenses	6	6	—	—
Depreciation and amortization	4	4	—	—
Operating income	8	14	(6)	(43)
Interest expense, net(1)	(3)	(3)	—	—
Provision for income taxes	(2)	(3)	1	33
Net income	3	8	(5)	(63)
Reconciliation of net income to EBITDA excluding non-cash items and a reconciliation of cash provided by operating activities to Free Cash Flow:
Net income	3	8
Interest expense, net(1)	3	3
Provision for income taxes	2	3
Depreciation and amortization	4	4
Other non-cash expense, net(2)	3	2
EBITDA excluding non-cash items	15	20	(5)	(25)
EBITDA excluding non-cash items	15	20
Interest expense, net(1)	(3)	(3)
Non-cash interest expense, net(1)	1	1
Provision for current income taxes	(2)	(3)
Changes in working capital	(5)	(2)
Cash provided by operating activities	6	13
Changes in working capital	5	2
Maintenance capital expenditures	(3)	(2)
Free cash flow	8	13	(5)	(38)
___________

(1)	Interest expense, net, includes non-cash adjustments to derivative instruments related to interest rate swaps and non-cash amortization of deferred financing fees.

(2)
Other non-cash expense, net, includes primarily non-cash adjustments related to unrealized gains (losses) on commodity hedge contracts, pension expense and non-cash compensation expense incurred in relation to incentive plans. Pension expense consists primarily of interest cost, expected return on plan assets and amortization of actuarial and performance gains and losses. See “Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items and Free Cash Flow” above for further discussion.

MIC Hawaii comprises Hawaii Gas and several smaller businesses collectively engaged in efforts to reduce the cost and improve the reliability and sustainability of energy in Hawaii. The businesses of MIC Hawaii generate revenue primarily from the provision of gas to commercial, residential and governmental customers and from the production of electricity.
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

Results of Operations: MIC Hawaii – (continued)

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
Revenue and Gross Margin
Revenue declined for the quarter ended March 31, 2020 compared with the quarter ended March 31, 2019 primarily as a result of a decrease in the amount of gas sold by Hawaii Gas and lower utility feedstock prices that are passed through to ratepayers. The decrease in the amount of gas sold reflects switching by select customers to lower cost alternative fuels and a decrease in commercial sales due to COVID-19.
Gross margin declined to $18 million for the quarter ended March 31, 2020 from $24 million for the quarter ended March 31, 2019 partially as a result of the unfavorable changes in the value of unrealized commodity hedge contracts. The business recorded unrealized losses of $2 million on commodity hedge contracts for the quarter ended March 31, 2020 compared with an insignificant unrealized gain for the quarter ended March 31, 2019. The change in the value of the commodity hedge contracts during the quarter ended March 31, 2020 reflects an unfavorable movement in the forecast prices of LPG relative to the hedged price.
Excluding the unrealized losses on the commodity hedge contracts, gross margin decreased for the quarter ended March 31, 2020 compared with the quarter ended March 31, 2019 primarily as a result of decrease in the amount of gas sold and realized losses from commodity hedge contracts due to the decrease in LPG costs.
Selling, General and Administrative Expenses
Selling, general and administrative expenses remained flat for the quarter ended March 31, 2020 compared with the quarter ended March 31, 2019 as a result of higher salaries and benefits and insurance, partially offset by a decrease in sales and marketing costs.
Operating Income
Operating income decreased for the quarter ended March 31, 2020 compared with the quarter ended March 31, 2019 primarily due to the decrease in gross margin.
Interest Expense, net
Interest expense, net, includes non-cash losses on derivative instruments of $1 million for the quarter ended March 31, 2020 compared with insignificant losses for the quarter ended March 31, 2019. Excluding the derivative adjustments, cash interest expense was $2 million for both the quarters ended March 31, 2020 and 2019.
Income Taxes
The taxable income generated by the MIC Hawaii businesses is reported on our consolidated federal income tax return. The businesses file standalone state income tax returns in Hawaii. The tax expense in the table above includes both the state income tax and the portion of the consolidated federal income tax liability attributable to the businesses. The Provision for Current Income Taxes of $2 million for the quarter ended March 31, 2020 in the above table includes primarily $2 million of federal income tax expense.
Maintenance Capital Expenditures
For the quarter ended March 31, 2020, MIC Hawaii incurred maintenance capital expenditures of $3 million on both an accrual basis and cash basis compared with $2 million on both an accrual basis and cash basis for the quarter ended March 31, 2019.

Results of Operations: Corporate and Other
Our Corporate and Other segment comprises primarily results from MIC Corporate, our shared services center and from our relationship with a developer of renewable power facilities (formerly reported in Contracted Power). The relationship with the developer concluded during July 2019.

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2020	2019
	$	$	$	%
	($ In Millions) (Unaudited)
Selling, general and administrative expenses	17	6	(11)	(183)
Fees to Manager-related party	7	8	1	13
Operating loss	(24)	(14)	(10)	(71)
Interest expense, net(1)	(5)	(4)	(1)	(25)
Other income, net	—	4	(4)	(100)
Benefit for income taxes	5	4	1	25
Net loss	(24)	(10)	(14)	(140)
Reconciliation of net loss to EBITDA excluding non-cash items and a reconciliation of cash used in operating activities to Free Cash Flow:
Net loss	(24)	(10)
Interest expense, net(1)	5	4
Benefit for income taxes	(5)	(4)
Fees to Manager-related party	7	8
Other non-cash expense, net	—	1
EBITDA excluding non-cash items	(17)	(1)	(16)	NM
EBITDA excluding non-cash items	(17)	(1)
Interest expense, net(1)	(5)	(4)
Non-cash interest expense, net(1)	2	2
Benefit for current income taxes	6	14
Changes in working capital	—	(18)
Cash used in operating activities	(14)	(7)
Changes in working capital	—	18
Free cash flow	(14)	11	(25)	NM
___________
NM — Not meaningful.

(1)	Interest expense, net, included non-cash amortization of deferred financing fees and non-cash amortization of debt discount related to the 2.00% Convertible Senior Notes due October 2023.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased for the quarter ended March 31, 2020 compared with the quarter ended March 31, 2019 primarily due to expenses incurred in connection with our pursuit of strategic alternatives, partially offset by the absence of consulting expenses incurred during the first quarter of 2019 in connection with our evaluation of opportunities to improve efficiencies.
Fees to Manager
Fees to Manager for the quarter ended March 31, 2020 comprise base management fees of $7 million compared with $8 million for the quarters ended March 31, 2020 and 2019, respectively. Base management fees decreased primarily due to the reduction in the market capitalization of our Company. No performance fees were incurred in either of the current or prior comparable periods.

Results of Operations: Corporate and Other – (continued)

Interest Expense, net
Cash interest expense, net, increased to $3 million for the quarter ended March 31, 2020 from $2 million for the quarter ended March 31, 2019 primarily as a result of higher average debt balances, partially offset by higher interest income earned in the quarter ended March 31, 2019.
Other Income, net
Other income, net, decreased for the quarter ended March 31, 2020 compared with the quarter ended March 31, 2019 primarily as a result of the absence of fee income from a third-party developer of renewable power facilities. The relationship with the developer concluded during July 2019.
Income Taxes
The Benefit for Current Income Taxes of $6 million for the quarter ended March 31, 2020 in the above table reflects the current federal income tax recorded by IMTT, Atlantic Aviation and MIC Hawaii offset in consolidation with losses generated by MIC Corporate and Other.

Liquidity and Capital Resources
General
Our primary cash requirements have historically included normal operating expenses, debt service, debt principal payments, payments of dividends and capital expenditures. Our primary source of cash has historically been operating activities, although we have drawn and may draw on credit facilities, issued new equity or debt or sold assets to generate cash.
We may from time to time seek to purchase or retire our outstanding debt in open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on market conditions, our liquidity needs and other factors.
On March 17, 2020, we drew down a total of $874 million on two revolving credit facilities. We drew $599 million on our $600 million holding company level revolving credit facility and drew $275 million on the $350 million revolving credit facility at Atlantic Aviation. The proceeds were additive to our approximately $300 million of cash already on hand. Although we had and continue to have no immediate need for the additional liquidity, the drawdowns were deemed prudent to preserve financial flexibility in light of the disruption in the global markets and the unpredictability of the sustained impact to our businesses caused by COVID-19.
On April 30, 2020, Atlantic Aviation fully repaid the outstanding balance on its revolving credit facility and effective May 4, 2020, reduced the commitments on this facility to $10 million. Prior to the reduction in the revolving credit facility commitments, the debt supporting Atlantic Aviation under its credit agreement comprised a $350 million revolving credit facility and a $1,012 million term loan. The term loan remains outstanding. The $10 million revolving commitments are in place solely with respect to letters of credit currently outstanding (and such commitments will be reduced after each existing letter of credit expires or otherwise terminates).
In connection with the repayment of the revolving credit facility and reduction in commitments, we and the required revolving lenders amended certain terms of the credit agreement.  Prior to such amendment, Atlantic Aviation covenanted to maintain its ratio of net debt/EBITDA at or below 5.5x over a trailing twelve-month period. Going forward, such financial covenant will not be applicable so long as letters of credit issued under the credit facility are cash collateralized and rolled over to standalone letter of credit facilities upon renewal.
In addition to drawing on our holding company level revolving credit facility, we have determined to improve our liquidity and financial flexibility in light of COVID-19 by suspending our dividend. We currently expect to retain approximately $260 million if the suspension remains in effect through the end of 2020. Over the remainder of 2020, we currently expect to fund our operations, service our debt, make state tax payments, fund essential maintenance capital expenditures, deploy growth capital and make required principal repayments using cash generated from the operations of our businesses and the $300 million of cash on hand prior to the March 2020 drawing on our holding company level revolving credit facility.
At March 31, 2020, our consolidated debt outstanding from continuing operations totaled $3,592 million (excluding adjustments for unamortized debt discounts) including the drawings on our revolving credit facilities. Our consolidated cash balance totaled $1,156 million including the proceeds from the revolving credit facilities and the available capacity under our revolving credit facilities was reduced from $1,610 million at December 31, 2019 to $736 million at March 31, 2020. With the cash drawn on the revolving credit facilities held in cash, our ratio of net debt/EBITDA was 4.3x as of March 31, 2020. We expect to use cash on hand to partially fund our operations and growth capital during 2020, which will increase our net debt at year-end.
The following table shows MIC’s debt obligations from continuing operations at May 1, 2020 ($ in millions):

Business	Debt	Weighted Average Remaining Life (in years)	Balance Outstanding	Weighted Average Rate(1)
MIC Corporate	Convertible Senior Notes	3.4	$403	2.00%
	Revolving Facility	1.7	599	2.55%
IMTT	Senior Notes	6.0	600	3.97%
	Tax-Exempt Bonds	5.6	509	2.98%
Atlantic Aviation	Term Loan(2)	5.6	1,012	4.33%
MIC Hawaii	Term Loan(2)	3.3	94	2.04%
	Senior Notes	2.3	100	4.22%
Total		4.5	$3,317	3.38%

___________

Liquidity and Capital Resources – (continued)

(1)	Reflects annualized interest rate on all facilities including interest rate hedges. Where applicable, the interest rates are reflective of the April 2020 rating agencies updates.
(2) The weighted average remaining life does not reflect the scheduled amortization on these facilities.
The following table profiles each revolving credit facility from continuing operations at our businesses and at MIC Corporate as of May 1, 2020 ($ in millions):

Business	Debt(1)	Weighted Average Remaining Life (in years)	Undrawn Amount	Interest Rate(2)
MIC Corporate	Revolving Facility	1.7	$1	LIBOR + 2.25%
IMTT	USD Revolving Facility	3.6	550	LIBOR + 1.75%
	CAD Revolving Facility	3.6	50	Bankers' Acceptance Rate + 1.75%
MIC Hawaii	Revolving Facility	2.8	60	LIBOR + 1.25%
Total		3.5	$661
___________

(1)
Excludes $10 million of revolving commitments at Atlantic Aviation which is in place solely with respect to the existing letters of credit currently outstanding under its revolving credit facility. Such commitments will be reduced after each existing letter of credit expires or otherwise terminates.

(2) Excludes commitment fees. Where applicable, the interest rates are reflective of the April 2020 rating agencies updates.
We use revolving credit facilities at IMTT and Hawaii Gas, a business within the MIC Hawaii segment, and at our holding company as a means of maintaining access to sufficient liquidity to meet future requirements, manage interest expense and fund growth projects. We base our assessment of the sufficiency of our liquidity and capital resources on having approximately $1,530 million of liquidity available comprised of cash on hand and undrawn balances on its revolving credit facilities. In addition, we believe we will be able to refinance, extend and/or repay the principal amount of maturing long-term debt on terms that can be supported by our businesses on or before maturity.
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

($ In Millions)	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2020	2019
	$	$	$	%
Cash provided by operating activities	99	151	(52)	(34)
Cash used in investing activities	(84)	(45)	(39)	(87)
Cash provided by (used in) financing activities	784	(90)	874	NM
__________
NM — Not meaningful.

Liquidity and Capital Resources – (continued)

Operating Activities from Continuing Operations
Cash provided by (used in) operating activities is generally comprised of EBITDA excluding non-cash items (as defined by us), less cash interest, tax and pension payments and changes in working capital. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations” for discussions around the components of EBITDA excluding non-cash items on a consolidated basis from continuing operations and for each of our businesses above.
The decrease in consolidated cash provided by operating activities from continuing operations for the quarter ended March 31, 2020 compared with the quarter ended March 31, 2019 was primarily due to:

•	a decrease in EBITDA excluding non-cash items; and

•	a decrease in the change in accounts payable primarily due to a decline in the amount and cost of jet fuel and LPG purchased; partially offset by

•	an increase in the change in accounts receivable resulting from declines in sales activity and lower retail prices on jet fuel.
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
In general, maintenance capital expenditures are funded from cash provided by operating activities and growth capital expenditures are funded by drawing on our available credit facilities or with equity capital. See “Management's Discussion and Analysis of Financial Condition and Result of Operations - Results of Operations” for discussions on maintenance capital expenditures for each of our businesses.
The increase in consolidated cash used in investing activities from continuing operations for the quarter ended March 31, 2020 compared with the quarter ended March 31, 2019 resulted from an increase in capital expenditures and an acquisition of an FBO at an airport on which Atlantic Aviation already operated.
Capital Deployment (includes both continuing and discontinued operations)
Capital deployment includes growth capital expenditures and “bolt-on” acquisitions, the majority of which are expected to generate incremental earnings. For the quarters ended March 31, 2020 and 2019, growth capital deployed totaled $67 million and $40 million, respectively. We continuously evaluate opportunities to prudently deploy capital in bolt-on acquisitions and growth projects across our existing businesses. In 2020 we are undertaking and expect to undertake primarily contract-backed capital projects to which we have already committed having an aggregate value of between $200 million and $225 million.
Financing Activities from Continuing Operations
Cash provided by financing activities includes primarily new equity issuance and debt issuance related to acquisitions and capital expenditures. Cash used in financing activities includes primarily dividends to our stockholders and the repayment of debt principal balances on maturing debt.
The change from consolidated cash used in financing activities from continuing operations for the quarter ended March 31, 2019 to cash provided by financing activities from continuing operations for the quarter ended March 31, 2020 resulted from the drawdowns on our revolving credit facilities in response to the potential impacts of COVID-19.
IMTT
At March 31, 2020, IMTT had $1,109 million of debt outstanding consisting of $600 million of senior notes and $509 million of Tax-Exempt Bonds. IMTT’s $600 million of revolving credit facilities remained undrawn at March 31, 2020. Cash interest expense was $10 million for both the quarters ended March 31, 2020 and 2019. At March 31, 2020, IMTT was in compliance with its financial covenants.
Atlantic Aviation
At March 31, 2020, Atlantic Aviation had $1,287 million outstanding, comprising of $1,012 million on its senior secured first lien term loan facility and $275 million drawn on its $350 million senior secured first lien revolving credit facility. On April 30, 2020, Atlantic Aviation fully repaid the outstanding balance on its revolving credit facility and effective May 4, 2020, reduced the commitments on this facility to $10 million solely with respect to letters of credit currently outstanding. The amendment of the facility eliminates any leverage-based maintenance covenant on the Atlantic Aviation term loan as long as the letters of credit issued under the facility are cash collateralized and rolled over to standalone letters of credit facilities upon renewal.

Liquidity and Capital Resources – (continued)

Cash interest expense was $14 million for both the quarters ended March 31, 2020 and 2019. At March 31, 2020, Atlantic Aviation was in compliance with its financial covenants.
MIC Hawaii
At March 31, 2020, MIC Hawaii had total debt outstanding of $194 million in term loans and senior secured note borrowings and a $60 million revolving credit facility that was undrawn. Cash interest expense was $2 million for both the quarters ended March 31, 2020 and 2019. At March 31, 2020, MIC Hawaii was in compliance with its financial covenants.
MIC Corporate
At March 31, 2020, MIC had $403 million of 2.00% Convertible Senior Notes due October 2023 outstanding. In addition, during the quarter ended March 31, 2020, MIC Corporate borrowed $599 million under its revolving credit facility in response to the potential impacts of COVID-19. Cash interest expense was $3 million and $2 million for the quarters ended March 31, 2020 and 2019, respectively. At March 31, 2020, MIC was in compliance with its financial covenants.
For a description of the material terms of MIC and its businesses' debt facilities, see Note 9, “Long-Term Debt”, in Part II, Item 8, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Commitments and Contingencies
Except as noted above, at March 31, 2020, there were no material changes in our commitments and contingencies compared with those at December 31, 2019. At March 31, 2020, we did not have any material purchase obligations. For a discussion of our other future obligations, due by period, under the various contractual obligations, off-balance sheet arrangements and commitments, please see “Liquidity and Capital Resources — Commitments and Contingencies” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 25, 2020.
At March 31, 2020, we did not have any material reserves for contingencies. We have other contingencies occurring in the normal course of business, including pending legal and administrative proceedings that are not reflected at this time as they are not ascertainable.
Our sources of cash to meet these obligations include:

•	cash generated from our operations (see “Operating Activities” in “Liquidity and Capital Resources”);

•	the issuance of shares or debt securities (see “Financing Activities” in “Liquidity and Capital Resources”);

•
refinancing of our current credit facilities on or before maturity (noting that it may be more difficult and/or costly to obtain financing while global markets continue to be disrupted by the impacts of COVID-19 (see “Financing Activities” in “Liquidity and Capital Resources”);

•	cash available from our undrawn credit facilities (see “Financing Activities” in “Liquidity and Capital Resources”); and

•	if advantageous, sale of all or part of any of our businesses (see “Investing Activities” in “Liquidity and Capital Resources”).
Critical Accounting Policies and Estimates
For critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” in Part II, Item 7 and Note 2, “Summary of Significant Accounting Policies”, in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019 and see Note 2, “Basis of Presentation”, in our Notes to Consolidated Condensed Financial Statements in Part I of this Form 10-Q for recently issued accounting standards. Our critical accounting policies and estimates have not changed materially from the description contained in our Annual Report.

Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk, see Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Our exposure to market risk has not changed materially since February 25, 2020, the filing date for our Annual Report on Form 10-K, except as follows:

•	reductions in target interest rates by the Federal Reserve that have lowered the cost of borrowing; and

•
decreases in the price of crude oil and refined petroleum products, particularly jet fuel, that have lowered the cost of products provided by each of Atlantic Aviation and Hawaii Gas; partially offset by

•	the increase in the volatility of equity markets; and

•	the impact of lower LPG prices on our commodity hedge contracts.
Interim Goodwill Review
We test for goodwill impairment at the reporting unit level on an annual basis on October 1st of each year and between annual tests if a triggering event indicates the possibility of an impairment. We monitor changing business conditions as well as industry and economic factors, among others, for events which could trigger the need for an interim impairment analysis.
During the quarter ended March 31, 2020, we performed a goodwill triggering event analysis of our reportable segments and the Company as a whole due to the decline in our market capitalization and the impact and uncertainty around COVID-19. At September 30, 2019, we performed an impairment analysis resulting in the fair value of our reporting units exceeding its aggregate book value by $2.2 billion, or 33%. Approximately $1.9 billion of the excess was attributed to Atlantic Aviation, approximately $280 million to Hawaii Gas and approximately $20 million to IMTT.
At IMTT, we looked at the impact of the supply and demand imbalance in the petroleum market and the significant decline in pricing on crude oil. In addition, COVID-19 and the resulting slowdown in economic activity, led to an oversupply of petroleum and other liquid products stored and handled by IMTT. These factors have increased the utilization levels at IMTT to the low to mid 90s percent and accelerated renewal on some customer contracts. Given the positive impacts to IMTT, we concluded there were no triggering events at IMTT.
At Atlantic Aviation and Hawaii Gas, using the market approach performed in the September 2019 impairment analysis, we performed sensitivities to EBITDA and concluded that it was not more likely than not that the book value of the businesses was greater than the fair value. Management currently expects these businesses will begin to show business recovery starting within six months and therefore the decrease in business activity is not permanent. We concluded that at March 31, 2020, there were no triggering events at Atlantic Aviation and Hawaii Gas.
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The purpose of disclosure controls is to ensure that information required to be disclosed in our reports filed with or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2020.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the quarter ended March 31, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MACQUARIE INFRASTRUCTURE CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
($ in Millions, Except Share Data)

	March 31, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$1,156	$357
Restricted cash	1	1
Accounts receivable, net of allowance for doubtful accounts	71	97
Inventories	24	31
Prepaid expenses	14	13
Income tax receivable	12	11
Other current assets	16	19
Total current assets	1,294	529
Property, equipment, land and leasehold improvements, net	3,220	3,202
Operating lease assets, net	332	336
Investment in unconsolidated business	8	9
Goodwill	2,044	2,043
Intangible assets, net	717	729
Other noncurrent assets	11	13
Total assets	$7,626	$6,861
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Due to Manager-related party	$2	$3
Accounts payable	34	67
Accrued expenses	83	86
Current portion of long-term debt	286	12
Operating lease liabilities - current	19	20
Fair value of derivative liabilities	13	7
Other current liabilities	26	35
Total current liabilities	463	230
Long-term debt, net of current portion	3,253	2,654
Deferred income taxes	679	679
Operating lease liabilities - noncurrent	318	320
Other noncurrent liabilities	169	167
Total liabilities	4,882	4,050
Commitments and contingencies	—	—

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS – (continued)
($ in Millions, Except Share Data)

	March 31, 2020	December 31, 2019
	(Unaudited)
Stockholders’ equity(1):
Additional paid in capital	$1,123	$1,198
Accumulated other comprehensive loss	(40)	(37)
Retained earnings	1,652	1,641
Total stockholders’ equity	2,735	2,802
Noncontrolling interests	9	9
Total equity	2,744	2,811
Total liabilities and equity	$7,626	$6,861
___________

(1)
The Company is authorized to issue the following classes of stock: (i) 500,000,000 shares of common stock, par value $0.001 per share. At March 31, 2020 and December 31, 2019, the Company had 86,814,466 shares and 86,600,302 shares of common stock issued and outstanding, respectively; (ii) 100,000,000 shares of preferred stock, par value $0.001 per share authorized. At March 31, 2020 and December 31, 2019, no preferred stocks were issued or outstanding; and (iii) 100 shares of special stock, par value $0.001 per share, issued and outstanding to its Manager as at March 31, 2020 and December 31, 2019.

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
($ in Millions, Except Share and Per Share Data)

	Quarter Ended March 31,
	2020	2019
Revenue
Service revenue	$356	$418
Product revenue	60	64
Total revenue	416	482
Costs and expenses
Cost of services	145	168
Cost of product sales	42	40
Selling, general and administrative	96	80
Fees to Manager-related party	7	8
Depreciation	51	48
Amortization of intangibles	14	15
Total operating expenses	355	359
Operating income	61	123
Other income (expense)
Interest income	—	3
Interest expense(1)	(42)	(42)
Other income, net	1	4
Net income from continuing operations before income taxes	20	88
Provision for income taxes	(9)	(24)
Net income from continuing operations	11	64

Discontinued Operations(2)
Net income from discontinued operations before income taxes	—	3
Benefit for income taxes	—	2
Net income from discontinued operations	—	5
Net income	11	69

Net income from continuing operations	11	64
Net income from continuing operations attributable to MIC	11	64
Net income from discontinued operations	—	5
Less: net loss attributable to noncontrolling interests	—	(1)
Net income from discontinued operations attributable to MIC	—	6
Net income attributable to MIC	$11	$70

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS – (continued)
(Unaudited)
($ in Millions, Except Share and Per Share Data)

	Quarter Ended March 31,
	2020	2019
Basic income per share from continuing operations attributable to MIC	$0.13	$0.75
Basic income per share from discontinued operations attributable to MIC	—	0.07
Basic income per share attributable to MIC	$0.13	$0.82
Weighted average number of shares outstanding: basic	86,686,972	85,872,132
Diluted income per share from continuing operations attributable to MIC	$0.13	$0.73
Diluted income per share from discontinued operations attributable to MIC	—	0.06
Diluted income per share attributable to MIC	$0.13	$0.79
Weighted average number of shares outstanding: diluted	86,718,067	93,913,267
Cash dividends declared per share	$—	$1.00
___________

(1)	Interest expense includes losses on derivative instruments of $9 million and $4 million for the quarters ended March 31, 2020 and 2019, respectively.

(2)	See Note 4, “Discontinued Operations and Dispositions”, for discussions on businesses classified as held for sale.

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
($ in Millions)

	Quarter Ended March 31,
	2020	2019
Net income	$11	$69
Other comprehensive loss, net of taxes:
Translation adjustment (1)	(3)	—
Other comprehensive loss	(3)	—
Comprehensive income	8	69
Less: comprehensive loss attributable to noncontrolling interests	—	(1)
Comprehensive income attributable to MIC	$8	$70
___________

(1)	Translation adjustment is presented net of tax benefit of $1 million for the quarter ended March 31, 2020. See Note 10, "Stockholders' Equity", for further discussions.

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
($ in Millions, Except Share Data)

	In Shares		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Special Stock	Common Stock(1)
Balance at December 31, 2019	100	86,600,302	$1,198	$(37)	$1,641	$2,802	$9	$2,811
Issuance of shares to Manager	—	213,365	9	—	—	9	—	9
Stock vested under compensation plans(2)	—	1,100	—	—	—	—	—	—
Stock withheld for taxes on vested stock(2)	—	(301)	—	—	—	—	—	—
Stock-based compensation expense	—	—	3	—	—	3	—	3
Dividends to common stockholders(3)	—	—	(87)	—	—	(87)	—	(87)
Comprehensive (loss) income, net of taxes	—	—	—	(3)	11	8	—	8
Balance at March 31, 2020	100	86,814,466	$1,123	$(40)	$1,652	$2,735	$9	$2,744

Balance at December 31, 2018	100	85,800,303	$1,510	$(30)	$1,485	$2,965	$152	$3,117
Issuance of shares to Manager	—	182,029	8	—	—	8	—	8
Dividends to common stockholders(3)	—	—	(86)	—	—	(86)	—	(86)
Distributions to noncontrolling interests	—	—	—	—	—	—	(2)	(2)
Comprehensive income (loss), net of taxes	—	—	—	—	70	70	(1)	69
Balance at March 31, 2019	100	85,982,332	$1,432	$(30)	$1,555	$2,957	$149	$3,106
___________

(1)	The Company is authorized to issue 500,000,000 shares of common stock with a par value $0.001 per share.

(2)
Stocks vested and issued under the 2016 Omnibus Employee Incentive Plan and 2014 Independent Directors' Equity Plan. Under the 2016 Omnibus Employee Incentive Plan, shares are withheld for the employee portion of taxes on vested awards and are available for future grants.

(3)	See Note 13, “Related Party Transactions”, for cash dividends paid on shares for each period.

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
($ in Millions)

	Quarter Ended March 31,
	2020	2019
Operating activities
Net income from continuing operations	$11	$64
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and amortization of property and equipment	51	48
Amortization of intangible assets	14	15
Amortization of debt financing costs	2	3
Amortization of debt discount	1	1
Adjustments to derivative instruments	12	7
Fees to Manager-related party	7	8
Deferred taxes	2	17
Other non-cash expense, net	5	4
Changes in other assets and liabilities, net of acquisitions:
Accounts receivable	23	(11)
Inventories	7	—
Prepaid expenses and other current assets	(2)	(5)
Accounts payable and accrued expenses	(27)	(2)
Income taxes payable	4	7
Other, net	(11)	(5)
Net cash provided by operating activities from continuing operations	99	151
Investing activities
Acquisitions of businesses and investments, net of cash, cash equivalents and restricted cash acquired	(13)	—
Purchases of property and equipment	(71)	(44)
Loan to project developer	—	(1)
Net cash used in investing activities from continuing operations	(84)	(45)
Financing activities
Proceeds from long-term debt	874	—
Payment of long-term debt	(3)	(3)
Dividends paid to common stockholders	(87)	(86)
Debt financing costs paid	—	(1)
Net cash provided by (used in) financing activities from continuing operations	784	(90)
Net change in cash, cash equivalents and restricted cash from continuing operations	799	16

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS – (continued)
(Unaudited)
($ in Millions)

	Quarter Ended March 31,
	2020	2019
Cash flows (used in) provided by discontinued operations:
Net cash used in operating activities	$—	$(13)
Net cash used in investing activities	—	(8)
Net cash provided by financing activities	—	23
Net cash provided by discontinued operations	—	2
Net change in cash, cash equivalents and restricted cash	799	18
Cash, cash equivalents and restricted cash, beginning of period	358	629
Cash, cash equivalents and restricted cash, end of period	$1,157	$647

Supplemental disclosures of cash flow information from continuing operations:
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$25	$12
Issuance of shares to Manager	9	8
Leased assets obtained in exchange for new operating lease liabilities	5	1
Taxes paid, net	3	1
Interest paid, net	21	31
The following table provides a reconciliation of cash, cash equivalents and restricted cash from both continuing and discontinued operations reported within the consolidated condensed balance sheets that is presented in the consolidated condensed statements of cash flows:

	As of March 31,
	2020	2019
Cash and cash equivalents	$1,156	$603
Restricted cash - current	1	23
Cash, cash equivalents and restricted cash included in assets held for sale(1)	—	21
Total of cash, cash equivalents and restricted cash shown in the consolidated condensed statement of cash flows	$1,157	$647
___________

(1)	Represents cash, cash equivalents and restricted cash related to businesses classified as held for sale. See Note 4, “Discontinued Operations and Dispositions”, for further discussion.

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
MIC is externally managed by Macquarie Infrastructure Management (USA) Inc. (the Manager) pursuant to the terms of a Management Services Agreement, subject to the oversight and supervision of the Board. Six of the eight members of the Board, and all of the members of each of the Company's Audit, Compensation and Nominating and Governance committees, are independent and have no affiliation with Macquarie. The Manager is a member of the Macquarie Group of companies comprising Macquarie Group Limited and its subsidiaries and affiliates worldwide. Macquarie Group Limited is headquartered in Australia and is listed on the Australian Securities Exchange.
The Company owns its businesses through its direct wholly-owned subsidiary MIC Ohana Corporation, the successor to Macquarie Infrastructure Company Inc. The Company owns and operates a portfolio of infrastructure and infrastructure-like businesses that provide services to corporations, government agencies and individual customers primarily in the United States (U.S.). The Company's operations are organized into four segments:

•	International-Matex Tank Terminals (IMTT): a business providing bulk liquid storage and handling services to third-parties at 17 terminals in the U.S. and two in Canada;

•	Atlantic Aviation: a provider of jet fuel, terminal, aircraft hangaring and other services primarily to operators of general aviation (GA) jet aircraft at 70 airports throughout the U.S.;

•
MIC Hawaii:  comprising a company that processes and distributes gas and provides related services (Hawaii Gas) and several smaller businesses collectively engaged in efforts to reduce the cost and improve the reliability and sustainability of energy in Hawaii; and

•	Corporate and Other: comprising MIC Corporate (holding company headquarters in New York City) and a shared services center in Plano, Texas.
Effective October 1, 2018, the Bayonne Energy Center (BEC) and substantially all of the Company’s portfolio of solar and wind power generation businesses were classified as discontinued operations and the Company’s Contracted Power segment was eliminated. All periods reflect this change. In July 2019, the Company completed the sales of its wind power generating portfolio and all but one of the assets in its solar power generating portfolio. The sale of the remaining solar facility closed during September 2019. On January 1, 2019, the Company also classified its majority interest in a renewable power development business as a discontinued operation, the sale of which closed in July 2019. A remaining relationship with a third-party developer of renewable power facilities has been reported as a component of Corporate and Other through the expiration of the relationship in July 2019. For additional information, see Note 4, “Discontinued Operations and Dispositions”.
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
The consolidated balance sheet at December 31, 2019 has been derived from audited financial statements but does not include all of the information and notes required by GAAP for complete financial statements. Certain reclassifications were made to the financial statements for the prior period to conform to current period presentation.

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
2. Basis of Presentation– (continued)

The interim financial information contained herein should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on February 25, 2020. Operating results for the quarter ended March 31, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or for any future interim periods.
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
At December 31, 2019, the Company had $40 million of commercial paper included in cash and cash equivalents. Commercial paper consists of maturities of three months or less and are issued by counterparties with Standard & Poor's rating of A1+ or higher. The Company did not have any commercial paper at March 31, 2020.
Income Taxes
The Company files a consolidated federal income tax return that includes the financial results of IMTT, Atlantic Aviation and MIC Hawaii.  Pursuant to a tax sharing agreement these businesses pay MIC an amount equal to the federal income tax each would pay on a standalone basis as if they were not part of the consolidated federal income tax return.  In addition, the businesses file income tax returns and may pay taxes in the state and local jurisdictions in which they operate. In calculating its state income tax provision, the Company has provided a valuation allowance for certain state income tax net operating loss (NOL) carryforwards, the use of which is uncertain.
The Company expects to incur a federal taxable loss for the year ended December 31, 2020. Under the U.S. Coronavirus Aid, Relief and Economic Security (CARES) Act, any NOL generated in 2020 may be carried back five years. The Company is currently assessing the impact of this provision of the CARES Act.
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
In August 2018, the FASB issued ASU No. 2018-13, Fair Value Measurement (Topic 820): Disclosure Framework — Changes to the Disclosure Requirements for Fair Value Measurement. The amendments in ASU 2018-13 update the disclosure requirements on fair value measurements, including the consideration of costs and benefits. The disclosure modifications focused on Level 3 fair value measurements, and also eliminate the minimum disclosure requirements. The amendments on changes in unrealized gains and losses, the range and weighted average of significant unobservable inputs used to develop Level 3 fair value measurements, and the narrative description of measurement uncertainty should be applied prospectively for only the most recent interim or annual period presented in the initial fiscal year of adoption. All other amendments should be applied retrospectively to all periods presented upon their effective date. The Company adopted this ASU effective January 1, 2020 and had no impact to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

3. Impact of COVID-19
Impact to MIC Businesses
The impact of COVID-19 has varied across the Company’s businesses. The reduction in consumption of refined petroleum products associated with the slowing of economic activity, together with increased production of crude oil, has for the time being resulted in increased demand for storage of these products and driven improved performance at IMTT. Conversely, stay-at-home orders and limitations on travel have abruptly reduced demand for the products and services provided by Atlantic Aviation and MIC Hawaii. The petroleum storage industry has, in general, performed well during the pandemic while the travel and tourism industries, and the businesses reliant on them, have been significantly negatively affected.
The Company continues to closely monitor the effects of COVID-19 and is actively managing its response placing a priority on the health and safety of its employees, contractors, their families, customers and the broader communities in which it operates. MIC businesses are classified as essential services and remain operational and there have been no service disruptions related to the pandemic. The Company has implemented a pandemic response plan and has taken actions that allow it to continue to provide services in a safe and effective manner. Procedures implemented include: (i) a work from home policy for all employees that are able to do so; (ii) limiting operations to only those required to meet safety, regulatory or customer needs; (iii) enhanced cleaning and disinfection of facilities; (iv) limiting interactions between employees through social distancing; (v) increased usage of personal protective equipment; (vi) modification of shift schedules to reduce exposure between shifts; (vii) limiting IMTT terminals access to essential personnel; and (viii) requiring all individuals who enter the IMTT terminals submit to temperature scans.
The Company is also reviewing the benefits that may be available under the CARES Act. The Act includes provisions for federal grants or government-backed loans to businesses, employee benefits and retention credits, easing of certain income tax rules and a payroll tax deferral, among others. Several of these provisions may be applicable to the Company or to its operating businesses. Initial indications are that these are likely to be immaterial to the business’ results of operations.
In light of the ongoing impacts of the pandemic on the Company, the reduced level of economic activity and uncertainty around the timing of any recovery from the impact of the pandemic, the Company withdrew its financial guidance it had provided to the market on February 25, 2020. The Company has visibility into the financial performance of IMTT given the contracted nature of its storage revenue although these may be partially offset by reduction in revenue related to the provision of ancillary services including blending, packaging or throughput. The uncontracted nature of the majority of the revenue generated by each of Atlantic Aviation and MIC Hawaii means that the Company has extraordinarily limited visibility into the prospects for these businesses over the short to medium term. A relaxation of travel restrictions and stay-at-home orders will likely be an early indication that the Company could expect improved performance from Atlantic Aviation and MIC Hawaii, although the rate of any improvement is highly unpredictable given the inability to forecast the consumer response in a post-COVID-19 environment. Given the significant decline in jet fuel sales at Atlantic Aviation and gas sales at MIC Hawaii in April 2020, the Company does not currently anticipate meaningful improvement during the second quarter of 2020.
Impact to Liquidity and Balance Sheet
In light of the disruption in the global markets and the unpredictability of the sustained impact to its businesses caused by COVID-19, during March and April 2020, the Company took certain measures to preserve financial flexibility and increase the strength of its balance sheet and its liquidity position.
In March 2020, the Company suspended its cash dividend. The suspension will result in the retention of approximately $260 million should it remain in place through the end of 2020. In addition, in March 2020, the Company drew down a total of $874 million on revolving credit facilities including $599 million on its MIC holding company level revolving credit facility and $275 million on the Atlantic Aviation revolving credit facility. The proceeds were additive to the approximately $300 million of cash already on hand. Although the Company has and continues to have no immediate need for the additional liquidity, the drawdowns were deemed prudent to preserve financial flexibility.
On April 30, 2020, Atlantic Aviation fully repaid the outstanding balance on its revolving credit facility and effective May 4, 2020, reduced the commitments on this facility to $10 million. The $10 million revolving commitments are in place solely with respect to letters of credit currently outstanding (and such commitments will be reduced after each existing letter of credit expires or otherwise terminates). In connection with the repayment of the revolving credit facility and reduction in commitments, Atlantic Aviation and its lenders amended the credit agreement to remove the covenant requiring the Company to maintain a ratio of net debt/EBITDA at or below 5.5x over a trailing twelve-month period. Such financial covenant will not be applicable so long as letters of credit issued under the credit facility are cash collateralized and rolled over to stand-alone letter of credit facilities upon renewal.

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
3. Impact of COVID-19 – (continued)

With the steps taken to strengthen its financial position summarized above, the Company has no immediate need for additional capital. Subsequent to the repayment and reduction in commitments related to the Atlantic revolving credit facility, the Company has approximately $1,530 million of liquidity available comprised of cash on hand and undrawn balances on its revolving credit facilities. Over the next twelve months, the Company currently expects to fund its operations, service its debt, make state tax payments, fund essential maintenance capital expenditures, deploy growth capital and make required principal repayments using cash generated from the operations of its businesses and cash on hand.
At March 31, 2020, each of the operating businesses and MIC Corporate were in compliance with their financial covenants in accordance with its debt agreements.
Impact to Goodwill and Long-Lived Assets
Due to the decline in the Company’s market capitalization and the impact and uncertainty around COVID-19, the Company performed a triggering event analysis on its goodwill, property, equipment, land and leasehold improvements and intangible assets at a reportable segment level during the quarter ended March 31, 2020. Based on the Company’s interim assessment as of March 31, 2020, the Company determined that there were no triggering events that required an interim impairment analysis of its goodwill, property, equipment, land and leasehold improvements and intangible assets.
4. Discontinued Operations and Dispositions
The Company accounts for disposals that represent a strategic shift that should have or will have a major effect on operations as discontinued operations in the consolidated condensed statement of operations for current and prior periods commencing in the period in which the business or group of businesses meets the criteria of a discontinued operation. These results include any gain or loss recognized on disposal or adjustment of the carrying amount to fair value less cost to sell.
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
The aggregate gross proceeds to the Company from the above sales were approximately $275 million, or approximately $223 million net of taxes and transaction related expenses. Upon closing of the transactions, the Company recorded a pre-tax gain of approximately $80 million excluding any transaction costs. The Company incurred approximately $10 million in professional fees in relation to these transactions, which is included in Selling, General and Administrative Expenses in the consolidated condensed statement of operations. In 2019, the Company recorded $42 million in current tax expense primarily related to the gain on sale.
The combination of the disposal of BEC in October 2018 and the commencement of the sale process of substantially all of its portfolio of solar and wind facilities represented a strategic shift for the Company that will have a major effect on operations. Accordingly, beginning in the fourth quarter of 2018, these businesses were classified as discontinued operations and the Contracted Power segment was eliminated. There was no write-down of the carrying amount of the solar and wind facility assets as a result of this change in classification. The assets and liabilities of the solar and wind facilities have been classified as held for sale in the consolidated condensed balance sheets up until the date those assets are disposed. All prior periods have been restated to reflect these changes.
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

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
4. Discontinued Operations and Dispositions  – (continued)

Summarized financial information for discontinued operations included in the Company’s consolidated condensed statement of operations for the quarter ended March 31, 2019 is as follows ($ in millions):

Quarter Ended March 31, 2019
Product revenue	$16
Cost of product sales	(3)
Selling, general & administrative expenses	(4)
Interest expense, net	(5)
Other expense, net	(1)
Net income from discontinued operations before income taxes	$3
Benefit for income taxes	2
Net income from discontinued operations	$5
Less: net loss attributable to noncontrolling interests	(1)
Net income from discontinued operations attributable to MIC	$6

5. Income per Share
Following is a reconciliation of the basic and diluted income per share computations ($ in millions, except share and per share data):

	Quarter Ended March 31,
	2020	2019
Numerator:
Net income from continuing operations attributable to MIC	$11	$64
Interest expense attributable to 2.875% Convertible Senior Notes due July 2019, net of taxes	—	2
Interest expense attributable to 2.00% Convertible Senior Notes due October 2023, net of taxes	—	3
Diluted net income from continuing operations attributable to MIC	$11	$69
Basic and diluted net income from discontinued operations attributable to MIC	$—	$6
Denominator:
Weighted average number of shares outstanding: basic	86,686,972	85,872,132
Dilutive effect of restricted stock unit grants(1)	31,095	23,646
Dilutive effect of 2.875% Convertible Senior Notes due July 2019(2)	—	4,383,316
Dilutive effect of 2.00% Convertible Senior Notes due October 2023	—	3,634,173
Weighted average number of shares outstanding: diluted	86,718,067	93,913,267
___________

(1)
Dilutive effect of restricted stock unit grants includes grants to independent directors under the 2014 Independent Directors' Equity Plan and certain employees of the Company's operating businesses under the 2016 Omnibus Employee Incentive Plan.

(2)	On July 15, 2019, the Company fully repaid the outstanding balance on the 2.875% Convertible Senior Notes due July 2019 at maturity using cash on hand.

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
5. Income per Share  – (continued)

	Quarter Ended March 31,
	2020	2019
Income per share:
Basic income per share from continuing operations attributable to MIC	$0.13	$0.75
Basic income per share from discontinued operations attributable to MIC	—	0.07
Basic income per share attributable to MIC	$0.13	$0.82
Diluted income per share from continuing operations attributable to MIC	$0.13	$0.73
Diluted income per share from discontinued operations attributable to MIC	—	0.06
Diluted income per share attributable to MIC	$0.13	$0.79

The following represents the weighted average potential dilutive shares of common stock that were excluded from the diluted income per share calculation:

	Quarter Ended March 31,
	2020	2019
2.00% Convertible Senior Notes due October 2023	3,634,173	—

6. Property, Equipment, Land and Leasehold Improvements
Property, equipment, land and leasehold improvements at March 31, 2020 and December 31, 2019 consisted of the following ($ in millions):

	March 31, 2020	December 31, 2019
Land	$319	$319
Buildings	40	40
Leasehold and land improvements	828	813
Machinery and equipment	2,962	2,951
Furniture and fixtures	53	52
Construction in progress	182	143
	4,384	4,318
Less: accumulated depreciation	(1,164)	(1,116)
Property, equipment, land and leasehold improvements, net	$3,220	$3,202

7. Intangible Assets and Goodwill
Intangible assets at March 31, 2020 and December 31, 2019 consisted of the following ($ in millions):

	March 31, 2020	December 31, 2019
Contractual arrangements	$923	$921
Non-compete agreements	14	14
Customer relationships	352	352
Trade names	16	16
Technology	9	9
	1,314	1,312
Less: accumulated amortization	(597)	(583)
Intangible assets, net	$717	$729

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
7. Intangible Assets and Goodwill  – (continued)

The goodwill balance by reportable segments as of March 31, 2020 is comprised of the following ($ in millions):

	IMTT	Atlantic Aviation	MIC Hawaii	Total
Goodwill acquired in business combinations, net of disposals, at December 31, 2019	$1,430	$619	$123	$2,172
Accumulated impairment charges	—	(123)	(3)	(126)
Other	(2)	(1)	—	(3)
Balance at December 31, 2019	1,428	495	120	2,043
Goodwill related to 2020 acquisition	—	1	—	1
Balance at March 31, 2020	$1,428	$496	$120	$2,044

The Company tests for goodwill impairment at the reporting unit level on an annual basis on October 1st of each year and between annual tests if a triggering event indicates impairment. The Company monitors changing business conditions as well as industry and economic factors, among others, for events which could trigger the need for an interim impairment analysis.
During the quarter ended March 31, 2020, the Company performed a goodwill triggering event analysis of its reportable segments and the Company as a whole due to the decline in its market capitalization and the impact and uncertainty around COVID-19. At September 30, 2019, the Company performed an impairment analysis resulting in the fair value of its reporting units exceeding its aggregate book value by $2.2 billion, or 33%. Approximately $1.9 billion of the excess was attributed to Atlantic Aviation, approximately $280 million to Hawaii Gas and approximately $20 million to IMTT.
At IMTT, the Company looked at the impact of the supply and demand imbalance in the petroleum market and the significant decline in pricing on crude oil. In addition, COVID-19 and the resulting slowdown in economic activity, led to an oversupply of petroleum and other liquid products stored and handled by IMTT. These factors have increased the utilization levels at IMTT to the low to mid 90s percent and accelerated renewal on some customer contracts. Given the positive impacts to IMTT, the Company concluded there were no triggering events at IMTT.
At Atlantic Aviation and Hawaii Gas, using the market approach performed in the September 2019 impairment analysis, the Company performed sensitivities to EBITDA and concluded that it was not more likely than not that the book value of the businesses was greater than the fair value. The Company currently expects these businesses will begin to show business recovery starting within six months and therefore the decrease in business activity is not permanent. The Company concluded that at March 31, 2020, there were no triggering events at Atlantic Aviation and Hawaii Gas.
8. Long-Term Debt
At March 31, 2020 and December 31, 2019, the Company’s consolidated long-term debt balance comprised of the following ($ in millions):

	March 31, 2020	December 31, 2019
IMTT	$1,109	$1,109
Atlantic Aviation	1,287	1,015
MIC Hawaii	194	195
MIC Corporate	988	388
Total	3,578	2,707
Current portion	(286)	(12)
Long-term portion	3,292	2,695
Unamortized deferred financing costs(1)	(39)	(41)
Long-term portion less unamortized debt discount and deferred financing costs	$3,253	$2,654
___________

(1)	The weighted average remaining life of the deferred financing costs at March 31, 2020 was 5.1 years.

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
8. Long-Term Debt  – (continued)

At March 31, 2020, the total undrawn capacity on the revolving credit facilities was $736 million excluding letters of credit outstanding of $12 million. On March 17, 2020, the Company drew down a total of $874 million on two revolving credit facilities. This comprised of $599 million on its $600 million holding company level revolving credit facility and $275 million on the $350 million revolving credit facility at Atlantic Aviation. Although the Company does not have immediate need for the additional liquidity, the drawdowns were deemed prudent to preserve financial flexibility in light of the disruption in the global markets and the unpredictability of the sustained impact to its businesses caused by COVID-19. See Atlantic Aviation below for discussions on subsequent repayment and amendment to its revolving credit facility.
MIC Corporate
At March 31, 2020, MIC Corporate had $599 million of its $600 million senior secured revolving credit facility drawn. The proceeds of this borrowing may be used for working capital, general corporate or other purposes. The senior secured revolving credit facility was undrawn at December 31, 2019.
2.00% Convertible Senior Notes due October 2023 (2.00% Convertible Senior Notes)
At March 31, 2020 and December 31, 2019, the Company had $389 million and $388 million, respectively, outstanding on its seven-year, 2.00% Convertible Senior Notes. At March 31, 2020 and December 31, 2019, the fair value of the liability component of the Notes was approximately $310 million and $370 million, respectively. At March 31, 2020, the conversion rate was 9.0290 shares of common stock per $1,000 principal amount.
The 2.00% Convertible Senior Notes consisted of the following ($ in millions):

	March 31, 2020	December 31, 2019
Liability Component:
Principal	$403	$403
Unamortized debt discount	(14)	(15)
Long-term debt, net of unamortized debt discount	389	388
Unamortized deferred financing costs	(6)	(6)
Net carrying amount	$383	$382
Equity Component	$27	$27

For the quarters ended March 31, 2020 and 2019, the Company incurred interest expense of $3 million related to the 2.00% Convertible Senior Notes, of which $1 million primarily related to the amortization of debt discount.
IMTT
At March 31, 2020 and December 31, 2019, IMTT had $600 million of fixed rate senior notes, $509 million of Tax-Exempt Bonds, and $600 million in revolving credit facilities that remained undrawn. At March 31, 2020 and December 31, 2019, the fair value of the fixed rate senior notes was approximately $540 million and $635 million, respectively.
Atlantic Aviation
At March 31, 2020 and December 2019, Atlantic Aviation had $1,012 million and $1,015 million, respectively, outstanding on its seven-year senior secured first lien term loan facility. Atlantic Aviation also had a five-year, $350 million senior secured first lien revolving credit facility that was undrawn at December 31, 2019. During the quarter ended March 31, 2020, Atlantic Aviation borrowed $275 million on its revolving credit facility.
On April 30, 2020, Atlantic Aviation fully repaid the outstanding balance on its revolving credit facility and effective May 4, 2020, reduced the commitments on this facility to $10 million solely with respect to letters of credit currently outstanding. The amendment of the facility eliminates any leverage-based maintenance covenant on the Atlantic Aviation term loan as long as the letters of credit issued under the facility are cash collateralized and rolled over to standalone letters of credit facilities upon renewal.

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
8. Long-Term Debt  – (continued)

MIC Hawaii
At March 31, 2020 and December 2019, Hawaii Gas had $100 million of fixed rate senior notes outstanding, that had a fair value of approximately $100 million and $105 million, respectively. Hawaii Gas also had an $80 million term loan outstanding and a $60 million revolving credit facility that was undrawn at March 31, 2020 and December 31, 2019.
In addition, MIC Hawaii's solar facilities had a term loan outstanding of $14 million and $15 million at March 31, 2020 and December 31, 2019, respectively.
9. Derivative Instruments and Hedging Activities
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
At March 31, 2020, the Company had $3,592 million of current and long-term debt, of which $865 million was economically hedged with interest rate contracts, $1,103 million was fixed rate debt and $1,624 million was unhedged. The Company does not use hedge accounting. All movements in the fair value of the interest rate derivatives are recorded directly through earnings.
Commodity Price Contracts
The risks associated with fluctuations in the prices that Hawaii Gas, a business within the MIC Hawaii reportable segment, pays for liquefied petroleum gas (LPG) is principally a result of market forces reflecting changes in supply and demand for LPG and other energy commodities. Hawaii Gas’ gross margin (revenue less cost of product sales excluding depreciation and amortization) is sensitive to changes in LPG supply costs and Hawaii Gas may not always be able to pass through cost increases fully or on a timely basis, particularly when product costs rise rapidly. In order to reduce the volatility of the business’ LPG market price risk, Hawaii Gas has used and expects to continue to use over-the-counter commodity derivative instruments. Hawaii Gas does not use commodity derivative instruments for speculative or trading purposes. Over-the-counter derivative instruments used by Hawaii Gas to hedge forecasted purchases of LPG are generally settled at expiration of the contract.
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
The Company’s fair value measurements of its derivative instruments and the related location of the assets and liabilities within the consolidated condensed balance sheets at March 31, 2020 and December 31, 2019 were ($ in millions):

	Assets (Liabilities) at Fair Value
Balance Sheet Classification	March 31, 2020	December 31, 2019
Fair value of derivative instruments - other current assets	$—	$3
Fair value of derivative instruments - other noncurrent assets	—	2
Total derivative contracts - assets	$—	$5
Fair value of derivative instruments - current liabilities	$(13)	$(7)
Fair value of derivative instruments - other noncurrent liabilities	(2)	—
Total derivative contracts – liabilities	$(15)	$(7)

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
9. Derivative Instruments and Hedging Activities – (continued)

The Company’s hedging activities for the quarters ended March 31, 2020 and 2019 and the related location within the consolidated condensed statements of operations were ($ in millions):

Income Statement Classification	Amount of (Loss) Gain Recognized in Consolidated Condensed Statements of Operations for the Quarters Ended March 31,
	2020	2019
Interest expense - interest rate caps	$(3)	$(2)
Interest expense - interest rate swaps	(6)	(2)
Cost of product sales - commodity swaps	(5)	1
Total	$(14)	$(3)

10. Stockholders' Equity
2016 Omnibus Employee Incentive Plan (2016 Plan)
On May 18, 2016, the Company adopted the 2016 Plan. The 2016 Plan provides for the issuance of equity awards to attract, retain, and motivate employees, consultants and others who perform services for the Company and its subsidiaries. Under the 2016 Plan, the Compensation Committee determines the persons who will receive awards, the time at which they are granted and the terms of the awards. Type of awards include stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, cash-based awards and other stock-based awards. Shares of common stock underlying forfeited awards and the shares withheld for the employee portion for taxes on vested awards are available for future grants. On March 28, 2019, the Company’s Board adopted Amendment No. 1 to the 2016 Plan (the Amendment), which was approved in May 2019 by the Company’s stockholders at the 2019 Annual Meeting of Shareholders. The Amendment, among other things, increased the number of shares of common stock available for grant under the 2016 Plan from 500,000 to 1,500,000.
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
The following represents unvested STIP RSU grants through March 31, 2020:

	STIP Grants
	Number of RSUs (in units)	Weighted Average Grant-Date Fair Value (per share)
Unvested balance at December 31, 2019	—	$—
Granted	55,661	24.50
Unvested balance at March 31, 2020	55,661	$24.50

At March 31, 2020, the grant date fair value of the unvested awards was approximately $1 million, of which an insignificant amount of compensation expense was recorded for the quarter ended March 31, 2020. At March 31, 2020, the unrecognized compensation cost related to unvested RSU awards is expected to be recognized over a weighted-average period of 1.5 years.
From time to time, the Company can issue RSUs to award or retain employees, or to attract new employees, or other reasons by providing special grants of RSUs. Vesting dates and terms can vary for each award at the discretion of the Company.

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
10. Stockholders’ Equity – (continued)

The following represents unvested Special RSU grants through March 31, 2020:

	Special Grants
	Number of RSUs (in units)	Weighted Average Grant-Date Fair Value (per share)
Unvested balance at December 31, 2018	—	$—
Granted	6,067	40.30
Unvested balance at December 31, 2019	6,067	40.30
Vested	(1,100)	40.30
Unvested balance at March 31, 2020	4,967	$40.30

Compensation expense related to the Special RSU grants for the quarter ended March 31, 2020 was not significant and is expected to be recognized over a weighted-average period of 1.0 years.
Macquarie Infrastructure Corporation Long-Term Incentive Plan (LTIP) for MIC Operating Businesses —  Performance Stock Units (PSUs)
During the first quarter of 2019, the Company established the LTIP pursuant to which it may make stock-based incentive awards to eligible employees of its operating businesses. The awards would take the form of PSUs convertible into common stock of the Company as authorized under its 2016 Plan. The number of PSUs a participant may be awarded reflects a target level of performance by the participant. The participant may be awarded more (over performance limit) or less (threshold limit) than the target number of PSUs based on their achievements relative to Key Performance Indicators during the three-year performance period. Following finalization of the participant’s performance review at the end of the third year of the program, the Company may award the PSUs.
The following represents unvested LTIP PSU grants through March 31, 2020 at the target level of performance:

	LTIP (at Target)
	Number of PSUs (in units)	Weighted Average Grant-Date Fair Value (per share)
Unvested balance at December 31, 2018	—	$—
Granted	134,671	39.59
Forfeited	(9,477)	39.26
Unvested balance at December 31, 2019	125,194	39.62
Forfeited	(2,952)	39.26
Unvested balance at March 31, 2020	122,242	$39.63

At March 31, 2020, depending upon actual performance, the number of PSUs to be issued will vary from zero to 225,400, net of forfeitures. At March 31, 2020, the grant date fair value of the unvested awards was approximately $5 million, reflecting target performance by all participants. During the quarter ended March 31, 2020, the Company recognized an insignificant amount of compensation expense related to the LTIP. At March 31, 2020, the unrecognized compensation cost related to unvested PSU awards was approximately $4 million at target level performance. If target level performance is achieved, the unrecognized cost is expected to be recognized over a weighted-average period of 1.8 years.

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
10. Stockholders’ Equity – (continued)

Accumulated Other Comprehensive Loss, net of taxes
The following represents the changes and balances to the components of accumulated other comprehensive loss, net of taxes, for the quarters ended March 31, 2020 and 2019 ($ in millions):

	Post-Retirement Benefit Plans, net of taxes	Translation Adjustment, net of taxes(1)	Total Stockholders’ Accumulated Other Comprehensive Loss, net of taxes
Balance at December 31, 2018	$(16)	$(14)	$(30)
Balance at March 31, 2019	$(16)	$(14)	$(30)

Balance at December 31, 2019	$(25)	$(12)	$(37)
Translation adjustment	—	(3)	(3)
Balance at March 31, 2020	$(25)	$(15)	$(40)

___________

(1)	Translation adjustment is presented net of tax benefit of $1 million for the quarter ended March 31, 2020.
11. Reportable Segments
At March 31, 2020, the Company’s businesses consisted of four reportable segments: IMTT, Atlantic Aviation, MIC Hawaii and Corporate and Other.
Effective October 1, 2018, BEC and substantially all of the Company’s portfolio of solar and wind power generation businesses were classified as discontinued operations and the Company’s Contracted Power segment was eliminated. All periods reflect this change. In July 2019, the Company completed the sales of its wind power generating portfolio and all but one of the assets in its solar power generating portfolio. The sale of the remaining solar facility closed during September 2019. On January 1, 2019, the Company also classified its majority interest in a renewable power development business as a discontinued operation, the sale of which closed in July 2019. A remaining relationship with a third-party developer of renewable power facilities has been reported as a component of Corporate and Other through the expiration of the relationship in July 2019. For additional information, see Note 4, “Discontinued Operations and Dispositions”.
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
Other.  Other revenue is comprised primarily of railroad operations. These revenues are generally recognized at a point in time as services are performed.

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
11. Reportable Segments  – (continued)

Atlantic Aviation
Atlantic Aviation derives the majority of its revenue from jet fuel delivery services and from other airport services, including de-icing and aircraft hangar rental. All of the revenue of Atlantic Aviation is generated at airports in the U.S. The business currently operates at 70 airports.
Revenue from Atlantic Aviation is recorded in service revenue. Services provided by Atlantic Aviation include:
Fuel.  Revenue from jet fuel sales is recognized at a point in time as services are performed. Fuel services are recorded net of discounts and rebates.
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
MIC Hawaii
MIC Hawaii primarily comprises: (i) Hawaii Gas, Hawaii’s only government-franchised gas utility and an unregulated LPG distribution business providing gas and related services to commercial, residential and governmental customers; and (ii) controlling interests in two solar facilities on Oahu.
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

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
11. Reportable Segments  – (continued)

Revenue from external customers for the Company’s consolidated reportable segments were ($ in millions):

	Quarter Ended March 31, 2020
	IMTT	Atlantic Aviation	MIC Hawaii	Total Reportable Segments
Service revenue
Terminal services	$37	$—	$—	$37
Lease	93	—	—	93
Fuel	—	150	—	150
Hangar	—	25	—	25
Other	2	49	—	51
Total service revenue	$132	$224	$—	$356
Product revenue
Lease	$—	$—	$1	$1
Gas	—	—	57	57
Other	—	—	2	2
Total product revenue	$—	$—	$60	$60
Total revenue	$132	$224	$60	$416

	Quarter Ended March 31, 2019
	IMTT	Atlantic Aviation	MIC Hawaii	Intercompany Adjustments	Total Reportable Segments
Service revenue
Terminal services	$24	$—	$—	$—	$24
Lease	135	—	—	(1)	134
Fuel	—	181	—	—	181
Hangar	—	23	—	—	23
Other	2	54	—	—	56
Total service revenue	$161	$258	$—	$(1)	$418
Product revenue
Lease	$—	$—	$1	$—	$1
Gas	—	—	60	—	60
Other	—	—	3	—	3
Total product revenue	$—	$—	$64	$—	$64
Total revenue	$161	$258	$64	$(1)	$482

In accordance with ASC 280, Segment Reporting, the Company has disclosed earnings before interest, taxes, depreciation and amortization (EBITDA) excluding non-cash items as a key performance indicator for the businesses. EBITDA excluding non-cash items is reflective of the businesses’ ability to effectively manage the amount of products sold or services provided, the operating margin earned on those transactions and the management of operating expenses independent of the capitalization and tax attributes of its businesses. The Company defines EBITDA excluding non-cash items as net income (loss) or earnings — the most comparable GAAP measure — before interest, taxes, depreciation and amortization and non-cash items including impairments, unrealized derivative gains and losses, adjustments for other non-cash items and pension expense reflected in the statements of operations.
EBITDA excluding non-cash items for the Company’s consolidated reportable segments from continuing operations is shown in the tables below ($ in millions). Allocations of corporate expenses, intercompany fees and the tax effect have been excluded as they are eliminated in consolidation.

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
11. Reportable Segments  – (continued)

	Quarter Ended March 31, 2020
	IMTT	Atlantic Aviation	MIC Hawaii	Corporate and Other	Total Reportable Segments
Net income (loss)	$18	$14	$3	$(24)	$11
Interest expense, net	15	19	3	5	42
Provision (benefit) for income taxes	7	5	2	(5)	9
Depreciation	31	16	4	—	51
Amortization of intangibles	3	11	—	—	14
Fees to Manager-related party	—	—	—	7	7
Other non-cash expense, net	3	1	3	—	7
EBITDA excluding non-cash items	$77	$66	$15	$(17)	$141

	Quarter Ended March 31, 2019
	IMTT	Atlantic Aviation	MIC Hawaii	Corporate and Other	Total Reportable Segments
Net income (loss)	$41	$25	$8	$(10)	$64
Interest expense, net	13	19	3	4	39
Provision (benefit) for income taxes	16	9	3	(4)	24
Depreciation	29	15	4	—	48
Amortization of intangibles	4	11	—	—	15
Fees to Manager-related party	—	—	—	8	8
Other non-cash expense, net	1	—	2	1	4
EBITDA excluding non-cash items	$104	$79	$20	$(1)	$202
Reconciliations of total reportable segments’ EBITDA excluding non-cash items to consolidated net income from continuing operations before income taxes were ($ in millions):

	Quarter Ended March 31,
	2020	2019
Total reportable segments EBITDA excluding non-cash items	$141	$202
Interest income	—	3
Interest expense	(42)	(42)
Depreciation	(51)	(48)
Amortization of intangibles	(14)	(15)
Fees to Manager-related party	(7)	(8)
Other expense, net	(7)	(4)
Total consolidated net income from continuing operations before income taxes	$20	$88

Capital expenditures, on a cash basis, for the Company’s reportable segments were ($ in millions):

	Quarter Ended March 31,
	2020	2019
IMTT	$55	$26
Atlantic Aviation	11	13
MIC Hawaii	5	5
Total capital expenditures of reportable segments	$71	$44

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
11. Reportable Segments  – (continued)

Property, equipment, land and leasehold improvements, net, and total assets for the Company’s reportable segments and its reconciliation to consolidated total assets were ($ in millions):

	Property, Equipment, Land and Leasehold Improvements, net		Total Assets
	March 31, 2020	December 31, 2019	March 31, 2020	December 31, 2019
IMTT	$2,337	$2,323	$4,098	$4,172
Atlantic Aviation	568	567	1,967	2,060
MIC Hawaii	302	301	519	537
Corporate and other	13	11	1,042	92
Total consolidated assets	$3,220	$3,202	$7,626	$6,861

12. Long-Term Contracted Revenue
Long-term contracted revenue consists of revenue from future minimum lease revenue accounted in accordance with ASC 842, Leases, and estimated revenue to be recognized in the future related to performance conditions that are unsatisfied or partially unsatisfied accounted for in accordance with ASC 606, Revenue from Contracts with Customers. The recognition pattern for contracts that are considered leases is generally consistent with the recognition pattern that would apply if such contracts were not accounted for as leases and were instead accounted for under ASC Topic 606. Accordingly, the Company has combined the required lessor disclosures for future lease income with the disclosures for contracted revenue in the table below. The following long-term contracted revenue were in existence at March 31, 2020 ($ in millions):

	Lease Revenue (ASC 842)	Contract Revenue (ASC 606)	Total Long-Term Revenue
2020 remaining	$251	$59	$310
2021	181	39	220
2022	103	31	134
2023	70	22	92
2024	28	9	37
Thereafter	115	19	134
Total	$748	$179	$927

The above table does not include the future minimum lease revenue from the renewable businesses within the MIC Hawaii reportable segment. The payments from these leases are considered variable as they are based on the output of the underlying assets (i.e. energy generated).
13. Related Party Transactions
Management Services
At March 31, 2020 and December 31, 2019, the Manager held 13,467,156 shares and 13,253,791 shares, respectively, of the Company’s common stock. Pursuant to the terms of the Third Amended and Restated Management Services Agreement (Management Services Agreement), the Manager may sell these shares at any time. Under the Management Services Agreement, the Manager, at its option, may reinvest base management fees and performance fees, if any, in shares of the Company. The Manager’s holdings at March 31, 2020 represented 15.51% of the Company's outstanding common stock.

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
13. Related Party Transactions  – (continued)

Since January 1, 2019, the Company paid the Manager cash dividends on shares held for the following periods:

Declared	Period Covered	$ per Share	Record Date	Payable Date	Cash Paid to Manager (in millions)
February 14, 2020	Fourth quarter 2019	$1.00	March 6, 2020	March 11, 2020	$13
October 29, 2019	Third quarter 2019	1.00	November 11, 2019	November 14, 2019	13
July 30, 2019	Second quarter 2019	1.00	August 12, 2019	August 15, 2019	13
April 29, 2019	First quarter 2019	1.00	May 13, 2019	May 16, 2019	13
February 14, 2019	Fourth quarter 2018	1.00	March 4, 2019	March 7, 2019	13
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
In accordance with the Management Services Agreement, the Manager is entitled to a monthly base management fee based primarily on the Company’s market capitalization, and potentially a quarterly performance fee based on total stockholder returns relative to a U.S. utilities index. Currently, the Manager has elected to reinvest the future base management fees and performance fees, if any, in additional shares. For the quarters ended March 31, 2020 and 2019, the Company incurred base management fees of $7 million and $8 million, respectively. The Company did not incur any performance fees for the quarters ended March 31, 2020 and 2019.
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
Disposition Agreement
To facilitate the Company’s pursuit of strategic alternatives, the Company announced that it has entered into a Disposition Agreement (Disposition Agreement) with its Manager on October 30, 2019 (see Exhibit 10.3 of the Form 10-K filed on February 25, 2020). Outside of the Disposition Agreement, the Company has limited ability to terminate the Management Services Agreement. The Disposition Agreement provides for the termination of the Company’s external management relationship with its Manager as to any businesses, or substantial portions thereof, that are sold (including if the Company itself is sold). In connection therewith, the Company will make a payment to its Manager of approximately 2.9% to 6.1% of the net proceeds generated in the event of such sales, subject to a minimum amount of payments for all sales in the aggregate in the event of a Qualifying Termination Event (QTE) of (i) $50 million plus (ii) 1.5% multiplied by proceeds in excess of $500 million in the aggregate. A ‘‘QTE’’ means (i) the sale of the Company or (ii) a transaction or series of transactions resulting in a third party or parties acquiring all the assets of the Company. The Disposition Agreement provides that the Management Services Agreement will terminate upon the occurrence of a QTE or upon mutual agreement of the parties. If the Management Services Agreement has not been terminated prior to the sixth anniversary of the Disposition Agreement, its Manager and its independent directors will engage in reasonable, good faith discussions regarding a potential internalization or other framework for a termination of the Management Services Agreement.
The Disposition Agreement provides that if a QTE occurs on or prior to January 1, 2022 (subject to extension under certain circumstances for up to six months thereafter), then the Company will pay its Manager an additional payment of $25 million. The Disposition Agreement further provides that its Manager will receive a make-whole payment following a QTE, to the extent that the aggregate management fees paid to its Manager through the date of the QTE were less than (i) $20 million per year for the two years following the date of the Disposition Agreement and (ii) $10 million per year for any period thereafter. In addition, following a QTE, its Manager will be paid in cash all accrued and unpaid management fees, including fees of $8.5 million waived in accordance with the Limited Waiver, which waived fees would have been payable through October 31, 2019. The Manager has agreed not to exercise its right to retract the Limited Waiver for periods after October 31, 2019 and prior to the termination of the

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
13. Related Party Transactions  – (continued)

Disposition Agreement. The Disposition Agreement will terminate on the earlier to occur of (i) the termination of the Management Services Agreement and (ii) the sixth anniversary of the agreement, subject to extension under certain circumstances if a transaction is pending.
The unpaid portion of the base management fees and performance fees, if any, at the end of each reporting period is included in Due to Manager-related party in the consolidated condensed balance sheets. The following table shows the Manager's reinvestment of its base management fees and performance fees, if any, in shares:

Period	Base Management Fee Amount ($ in millions)	Performance Fee Amount ($ in millions)	Shares Issued
2020 Activities:
First quarter 2020	$7	$—	181,617	(1)

2019 Activities:
Fourth quarter 2019	$9	$—	208,881
Third quarter 2019	8	—	201,827
Second quarter 2019	7	—	192,103
First quarter 2019	8	—	184,448
___________

(1)
The Manager elected to reinvest all of the monthly base management fees for the first quarter of 2020 in new primary shares. The Company issued 181,617 shares for the quarter ended March 31, 2020, including 39,206 shares that were issued in April 2020 for the March 2020 monthly base management fee.

The Manager is not entitled to any other compensation and all costs incurred by the Manager, including compensation of seconded staff, are paid by the Manager out of its base management fee. However, the Company is responsible for other direct costs including, but not limited to, expenses incurred in the administration or management of the Company and its subsidiaries, income taxes, audit and legal fees, acquisitions and dispositions and its compliance with applicable laws and regulations. During the quarters ended March 31, 2020 and 2019, the Manager charged the Company $288,000 and $246,000, respectively, for reimbursement of out-of-pocket expenses. The unpaid portion of the out-of-pocket expenses at the end of the reporting period is included in Due to Manager-related party in the consolidated condensed balance sheets.
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
Long-Term Debt
The Company has a $600 million senior secured revolving credit facility at the holding company level where Macquarie Capital Funding LLC has a $40 million commitment. For the quarters ended March 31, 2020 and 2019, the Company incurred interest expense of $87,000 and $34,000, respectively, related to Macquarie Capital Funding LLC’s portion of the MIC senior secured revolving credit facility.

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
13. Related Party Transactions  – (continued)

Other Transactions
From time to time, indirect subsidiaries within Macquarie Group may enter into contracts with IMTT to lease capacity. For the quarter ended March 31, 2020, revenue from these contracts totaled approximately $1 million.
Other Related Party Transactions
In the quarter ended March 31, 2020, the Company incurred $25,000 for advisory services from a former Board member.
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

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
There have been no changes to legal proceedings set forth under Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 25, 2020, except for the following:
IMTT Bayonne Terminal - Department of Labor
IMTT received a letter, dated February 21, 2020, from the United States Department of Labor Occupational Safety and Health Administration (OSHA) concerning an investigation involving violations of the Occupational Safety and Health Act of 1970. Under the letter, IMTT was issued nine violations related to a safety event that occurred at its Bayonne, New Jersey terminal in August 2019, which may result in penalties up to $122,000. IMTT is in discussions with OSHA to settle the citation and implement any corrective actions necessary.
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

Item 1A. Risk Factors
There have been no material changes to the risk factors set forth under Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 25, 2020, except as follows:
COVID-19 is adversely impacting our businesses and could have a material adverse effect on our results of operations, financial condition, liquidity, capital expenditures and the trading value of our securities.
COVID-19 has negatively impacted the global economy, disrupted financial markets, disrupted supply chains, significantly reduced travel and interrupted business activity. Federal, state and local governments have implemented mitigation measures including travel restrictions, stay-at-home orders, border closings, restrictions on public gatherings, social distancing, shelter-in-place restrictions and limitations on business operations. Although the Company’s businesses are considered essential services, these government actions have adversely affected the ability of our employees, customers, suppliers and other business partners to conduct business activities, and could do so for an extended period of time. This could have a material adverse effect on our results of operations, financial condition, liquidity, capital expenditures and the trading value of our securities. In particular, risks include:

•
Impact on demand for our services and supply chain disruption. Restrictions on travel, public gatherings and stay-at-home orders have significantly reduced the demand for Atlantic Aviation’s services, including jet fuel sales and ancillary services. Tourism in Hawaii has significantly declined, resulting in the scaling back or closure of hotels and restaurants, which has significantly reduced the volume of gas required by Hawaii Gas’ commercial and industrial customers. In addition, disruptions in the supply chain could result in delay or an inability to obtain products, supplies and services needed in our operations.

•
Impact on employees and on cybersecurity. Many of our management and office personnel are working remotely, and many employees at our facilities are working reduced hours, are on furlough and/or are abiding by social distancing procedures. In addition, our operations may be negatively affected by employee illness and quarantines. Further, our management team has been required to devote large amounts of time and resources to mitigate the impact of the pandemic, thereby diverting attention from other Company priorities. In addition, the large scale remote working environment increases the risk that our information technology systems could be breached.

•
Impact on liquidity and financial metrics. The ongoing effect of the pandemic on our business has impacted our liquidity position and the cost of and ability to access funds from financial institutions and the capital markets, has caused a deterioration in our financial metrics or the business environment that has negatively impacts our credit ratings, and could make it more difficult to meet the financial covenants in our credit facilities.

•
Impact on capital expenditures and costs. We are reviewing and deferring certain non-essential capital expenditures, including certain growth capital expenditures. If we are unable to deploy growth capital as planned, our long term development prospects and ability to meet competitive challenges could be negatively impacted. We are also experiencing an increase in costs as a result of the Company’s pandemic response measures.

•
Impact on our customers' ability to pay. The pandemic's impact on the financial condition and operating results of our customers, and on the business environment generally, may result in delayed payments from customers and uncollectable accounts receivable, and could also result in the bankruptcy, insolvency or cessation of the business of certain of our customers.

•
Impact on trading and asset value. COVID-19 has resulted in volatile trading markets and meaningfully lower stock prices for many companies, including the trading price of our common stock. In addition, the ongoing impact of the pandemic on our businesses could cause an impairment to goodwill or long-lived assets of the Company.

•
Impact on our pursuit of strategic alternatives. In October 2019, we announced that we were pursuing strategic alternatives, which could result in, among other things, a sale of one or more of our businesses or potentially of the Company. COVID-19 has adversely affected economies and financial markets worldwide, impacted our stock price, affected the availability of financing, restricted travel and business activity, and adversely impacted the businesses of parties that may be interested in engaging in a strategic transaction. These effects have resulted in a slowdown in our process of pursuing strategic alternatives, and may make it more difficult for us to complete any strategic transactions at favorable valuations or at all.

The effects of COVID-19 on our businesses may continue for an extended period, and the ultimate impact on the Company of the pandemic will depend on future developments which are highly uncertain and cannot be predicted including, without limitation, the duration and severity of the pandemic, the duration of governmental mitigation measures, the effectiveness of the actions taken to contain and treat the disease, and the length of time it takes for normal economic and operating conditions to resume.

COVID-19 could negatively impact IMTT’s business.
Although IMTT has recently experienced an increase in storage demand, the sustained impacts of COVID-19 could result in decreased demand for certain products that IMTT stores and for certain ancillary services (such as heating, blending and transportation) that IMTT provides.  In addition, IMTT’s New York Harbor and Lower Mississippi River operations are located in geographic areas that have been severely affected by the pandemic, and IMTT could be negatively impacted by employee illness, quarantines and governmental orders and health directives put in place as mitigation measures. COVID-19 could adversely impact the operating results, financial condition and liquidity of IMTT.
COVID-19 has significantly reduced demand for Atlantic Aviation’s products and services.
The governmental travel restrictions, quarantines, shelter-in-place orders and prohibitions on large gatherings, as well as the deterioration in economic conditions, have significantly reduced GA activity and the demand for Atlantic Aviation’s products and services. At the end of March and April 2020, Atlantic experienced a decline in jet fuel sales of approximately 80%. The sustained impact of COVID-19 could have a material adverse effect on the results of operations, financial condition and liquidity of Atlantic Aviation.
COVID-19 has significantly reduced demand for Hawaii Gas’ products and services, and Hawaii Gas may experience supply chain disruption.
COVID-19 has greatly reduced the number of visitors to Hawaii, which has significantly reduced the demand for gas from Hawaii Gas' commercial customers, particularly hotels and restaurants. Hawaii Gas’ synthetic natural gas (SNG) plant is subject to minimum operating thresholds, and if demand declines such that the SNG plant is not producing the requisite SNG daily volume, the plant will be required to stop production until minimum thresholds are again met. While Hawaii Gas has developed and tested alternative plans to continue delivery of gas to its utility customers in the event production at the SNG plant is stopped, there can be no assurances that these alternative plans would operate as designed or be as effective and efficient from an operating or financial performance perspective as operating the SNG plant to produce gas. The sustained impact of COVID-19 could have a material adverse effect on the results of operations, financial condition and liquidity of MIC Hawaii.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
Atlantic Aviation FBO Inc. (“AA FBO”), a wholly-owned indirect subsidiary of the Company, entered into the First Amendment (the “Amendment”), dated as of April 29, 2020, among AA FBO, Atlantic Aviation FBO Holdings LLC (“Holdings”), the direct parent of AA FBO, JPMorgan Chase Bank, N.A., as administrative agent and the several lenders party thereto, to the Credit Agreement, dated as of December 6, 2018 (the “AA Credit Agreement”), among AA FBO, Holdings, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent and the several lenders party thereto. Pursuant to the Amendment, effective May 4, 2020, revolving commitments were reduced to $10 million under the revolving credit facility portion of the AA Credit Agreement, and in connection with the Amendment on April 30, 2020, AA FBO repaid in full the outstanding revolving credit facility. Prior to the reduction in the revolving credit facility size, the debt provided for in the AA Credit Agreement was comprised of a $350 million revolving credit facility and a $1,012 million term loan. Such term loan remains outstanding. The remaining $10 million revolving commitments are staying in place solely with respect to the existing letters of credit currently outstanding under the revolving credit facility (and such commitments will be reduced after each existing letter of credit expires or otherwise terminates). The Amendment also provides that the covenant in the AA Credit Agreement by AA FBO to maintain its ratio of net debt/EBITDA at or below 5.5x over a trailing twelve-month period will not be applicable so long as letters of credit issued under the AA Credit Agreement are cash collateralized and rolled over to standalone letter of credit facilities upon renewal.
Certain of the lenders under the AA Credit Agreement and the Amendment and their related entities have provided, and may in the future provide, commercial and investment banking or other financial services to the Company and its businesses, for which they have received, and may in the future receive, customary compensation and expense reimbursement.
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

10.1*
First Amendment, dated as of April 29, 2020, to the Credit Agreement, dated as of December 6, 2018, among Atlantic Aviation FBO Inc., Atlantic Aviation FBO Holdings Inc., JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer
32.2**	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, formatted in XBRL and contained in Exhibit 101.
___________

*	Filed herewith.

**	Furnished herewith.

E-1

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MACQUARIE INFRASTRUCTURE CORPORATION (Registrant)

Dated: May 5, 2020	By:	/s/ Christopher Frost
Name: Christopher Frost
Title: Chief Executive Officer

Dated: May 5, 2020	By:	/s/ Liam Stewart
Name: Liam Stewart
Title: Chief Financial Officer

E-2