Form 10-Q
period 2020-06-30
Macquarie Infrastructure Corp
filed 2020-08-04
CIK 1289790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________

FORM 10-Q
_____________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2020
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
There were 87,021,514 shares of common stock, with $0.001 par value, outstanding at July 31, 2020.

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
We currently own and operate a portfolio of infrastructure and infrastructure-like businesses that provide services to corporations, government agencies and individual customers primarily in the United States (U.S.). Our businesses are organized into four segments:
•International-Matex Tank Terminals (IMTT):  a business providing bulk liquid storage and handling services to third-parties at 17 terminals in the U.S. and two in Canada;
•Atlantic Aviation:  a provider of jet fuel, terminal, aircraft hangaring and other services primarily to operators of general aviation (GA) jet aircraft at 70 airports throughout the U.S.;
•MIC Hawaii:  comprising a company that processes and distributes gas and provides related services (Hawaii Gas) and several smaller businesses collectively engaged in efforts to reduce the cost and improve the reliability and sustainability of energy in Hawaii; and
•Corporate and Other:  comprising MIC Corporate (holding company headquarters in New York City) and a shared services center in Plano, Texas.
Effective October 1, 2018, the Bayonne Energy Center (BEC) and substantially all of our portfolio of solar and wind power generation businesses were classified as discontinued operations and our Contracted Power segment was eliminated. All periods reflect this change. In September 2019, we completed the last of the sales of our solar and wind power generation businesses included in discontinued operations including our majority interest in a renewable power development business. A relationship with a third-party developer of renewable power facilities was reported as a component of Corporate and Other through the expiration of the relationship in July 2019.
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
In analyzing the financial performance of our businesses, we focus primarily on cash generation and Free Cash Flow in particular. We believe investors use Free Cash Flow to assess our ability to fund acquisitions, invest in growth projects, reduce or repay indebtedness and/or return capital to shareholders.
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

At IMTT, we focus on providing bulk liquid storage, handling and other services pursuant to “take-or-pay” contracts to customers who place a premium on ease of access and operational flexibility. The revenue weighted average remaining contract life was 1.8 years at June 30, 2020.
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

We intend to provide investors with the benefits of access to a portfolio of infrastructure and infrastructure-like businesses that we believe will generate growing amounts of distributable cash flow over time as a result of their positive correlation with inflation and provision of basic services to customers. Given the uncertainty stemming from COVID-19, however, we are working to increase our balance sheet strength and liquidity by, among other things, retaining any excess cash flow. Therefore, on April 2, 2020, we suspended our quarterly cash dividend.
Our Board regularly reviews our dividend policy. In determining whether to issue dividends in the future, our Board will take into account such matters as the ability of our businesses to generate Free Cash Flow, the state of the capital markets and general business and economic conditions, the short and long term impacts of, and disruptions in our businesses, and/or in the business or economic environment due to COVID-19, or other non-economic events, the impact of any acquisitions or dispositions related to our pursuit of strategic alternatives, the Company’s financial condition, results of operations, indebtedness levels, capital requirements, capital opportunities and any contractual, legal and regulatory restrictions on the payment of dividends by the Company to its stockholders or by its subsidiaries to the Company, and any other factors that it deems relevant, subject to maintaining a prudent level of reserves. Moreover, the Company’s senior secured credit facility and the debt commitments at our operating businesses contain restrictions that may limit the Company’s ability to pay dividends.
Strategic Alternatives
On October 31, 2019, we announced our intention to pursue strategic alternatives for our Company and have since been actively engaged in processes that could result in the sale of our Company or one or more of our operating businesses. We continue to believe that these efforts will maximize value for stockholders and we are moving the processes forward, although recent volatility in the capital markets, ongoing disruption in business and economic conditions and the limitations on travel and other restrictions on interactions imposed by responses to COVID-19 are expected to slow these processes. The measures undertaken to date, including the suspension of the quarterly dividend, will provide MIC with additional financial flexibility to proceed with such processes in a manner consistent with maximizing value for stockholders. We have not set a timetable for completing any transaction and there can be no assurance that any transaction(s) will occur on favorable terms or at all.
On October 30, 2019, we entered into a Disposition Agreement with our Manager to facilitate our pursuit of strategic alternatives (see Exhibit 10.3 of our Annual Report on Form 10-K filed with the SEC on February 25, 2020). Outside of this agreement, we do not have the ability to terminate the Third Amended and Restated Management Services Agreement (Management Services Agreement) between us and our Manager other than in limited circumstances. With this agreement, the Management Services Agreement will terminate as to any businesses, or substantial portions thereof, that are sold and, in connection therewith, we will make payments to our Manager calculated in accordance with the Disposition Agreement. The Disposition Agreement will terminate on the earlier to occur of (i) the termination of the Management Services Agreement, and (ii) the sixth anniversary, subject to extension under certain circumstances if a transaction is pending.

Results of Operations
Consolidated
Impact of COVID-19
The impact of COVID-19 has varied across our portfolio of businesses. The reduction in consumption of refined petroleum products associated with the slowing of economic activity has resulted in increased demand for storage of these products and driven improved performance at IMTT. Conversely, stay-at-home orders and limitations on travel have significantly reduced demand for the products and services provided by our Atlantic Aviation and MIC Hawaii businesses. While GA flight activity began to recover during the second quarter from the low levels recorded in late March and April, the near absence of tourism in Hawaii continues to limit gas sales. Our businesses are not unique in these respects. The petroleum storage industry has, in general, performed well during the pandemic while the travel and tourism industries, and the businesses reliant on them, have been negatively affected.
Operations are ongoing at each of our businesses. We have good visibility into the financial performance of IMTT given the contracted nature of its storage revenue, although declines in end user demand could reduce revenue from the provision of uncontracted ancillary services such as blending, packaging or throughput. Revenue from ancillary services in the second quarter was largely flat with the prior comparable period. The majority of the revenue generated by Atlantic Aviation and a substantial portion of that generated by MIC Hawaii is subject to consumer preference, meaning we have limited visibility into the prospects for these businesses over the short to medium term.
A relaxation of travel restrictions and stay-at-home orders contributed to the partial recovery in GA flight activity and the performance of Atlantic Aviation in the second quarter. The Federal Aviation Administration (FAA) reported that U.S. domestic GA flight activity in June was approximately 82% of levels achieved in the prior comparable period, up from approximately 28% in April. Further recovery is likely to depend on the continued rollback of lockdown measures leading to a pickup in business, international and event-driven activity. Tourism in Hawaii has yet to begin to recover and an increase is dependent on consumer travel preferences, an absence of any COVID-19 resurgence resulting in a prolonged lockdown of a significant portion of U.S. and an easing of Hawaii's mandatory quarantine policies. Despite these challenges, each of Atlantic Aviation and MIC Hawaii has benefited from the generation of stable resilient revenue from tenants leasing hangars in the case of Atlantic Aviation and primarily residential consumption of gas in the case of MIC Hawaii.
Based on the performance of our businesses in the second quarter, we remain confident in our ability to fund our ongoing operations, meet all of our financial obligations and fund the various investments in our businesses to which we have committed. We expect to fund these using the approximately $275 million of cash we had on hand at June 30, 2020, which excludes the $599 million prior drawdown on our revolving credit facility, and the cash we expect our operating businesses to generate over the remainder of the year. If, however, significant portions of the U.S. undergo new or renewed lockdowns for a protracted period, our resources may not be sufficient to meet all of our objectives.
In response to the effects of the pandemic, we have remained focused on ensuring the health and safety of our employees and customers while simultaneously implementing a range of cost reduction and cost control initiatives aimed at ensuring both the continuity and the value of our businesses. For example, where possible, we have tried to reduce employee working hours and to maintain healthcare benefits rather than conduct layoffs. Expense reduction initiatives commenced in March 2020 initially yielded savings of approximately $50 million annualized, primarily at Atlantic Aviation. We were able to sustain most of these cost savings throughout the second quarter even as GA flight activity began to recover. Given the levels of flight activity at quarter end, some of the savings will be offset in the future by increases in the number of hours worked and the rehiring of certain previously furloughed employees. As a result, expense savings are now expected to be approximately $25 million annualized.
Consistent with recommendations of federal, state and local authorities, we have developed protocols and plans that we believe will allow staff and customers to access our facilities safely and effectively. We are implementing these as local conditions permit. We believe that our financial controls and reporting systems continue to work effectively and that we have appropriately modified systems, processes and policies to accommodate the need to work remotely.
To increase our available cash, we have drawn on certain of our revolving credit facilities. We drew $599 million on our holding company revolving credit facility and $275 million on the Atlantic Aviation revolving credit facility in mid-March. The $275 million drawn on the Atlantic Aviation revolving credit facility was subsequently repaid on April 30, 2020 and on May 4, 2020, the revolving credit facility commitments were reduced to $10 million solely with respect to letters of credit then outstanding. The drawdowns added to our approximately $300 million of cash then on hand. The cash drawn on our holding company revolving credit facility remains on our balance sheet and, assuming we maintain levels of performance of our businesses seen through the end of June, we do not foresee using that cash. At June 30, 2020, there has been no material deterioration in accounts receivable at any of our operating businesses. If the economic impact of the pandemic is protracted, collection times and the value of uncollectible accounts could increase.

Results of Operations: Consolidated – (continued)
Our consolidated results of operations are as follows:

	Quarter Ended June 30,		Change Favorable/(Unfavorable)		Six Months Ended June 30,		Change Favorable/(Unfavorable)
	2020	2019	$	%	2020	2019	$	%
	($ In Millions, Except Share and Per Share Data) (Unaudited)
Revenue
Service revenue	$224	$355	(131)	(37)	$580	$773	(193)	(25)
Product revenue	37	61	(24)	(39)	97	125	(28)	(22)
Total revenue	261	416	(155)	(37)	677	898	(221)	(25)
Costs and expenses
Cost of services	75	162	87	54	220	330	110	33
Cost of product sales	18	45	27	60	60	85	25	29
Selling, general and administrative	83	84	1	1	179	164	(15)	(9)
Fees to Manager-related party	4	7	3	43	11	15	4	27
Depreciation and amortization	63	63	—	—	128	126	(2)	(2)
Total operating expenses	243	361	118	33	598	720	122	17
Operating income	18	55	(37)	(67)	79	178	(99)	(56)
Other income (expense)
Interest income	—	1	(1)	(100)	—	4	(4)	(100)
Interest expense(1)	(33)	(46)	13	28	(75)	(88)	13	15
Other income (expense), net	2	(2)	4	200	3	2	1	50
Net (loss) income from continuing operations before income taxes	(13)	8	(21)	NM	7	96	(89)	(93)
Benefit (provision) for income taxes	5	(2)	7	NM	(4)	(26)	22	85
Net (loss) income from continuing operations	(8)	6	(14)	NM	3	70	(67)	(96)
Discontinued Operations
Net income from discontinued operations before income taxes	—	5	(5)	(100)	—	8	(8)	(100)
Provision for income taxes	—	(2)	2	100	—	—	—	—
Net income from discontinued operations	—	3	(3)	(100)	—	8	(8)	(100)
Net (loss) income	(8)	9	(17)	(189)	3	78	(75)	(96)

Net (loss) income from continuing operations	(8)	6	(14)	NM	3	70	(67)	(96)
Net (loss) income from continuing operations attributable to MIC	(8)	6	(14)	NM	3	70	(67)	(96)
Net income from discontinued operations	—	3	(3)	(100)	—	8	(8)	(100)
Less: net loss attributable to noncontrolling interests	—	(2)	(2)	(100)	—	(3)	(3)	(100)
Net income from discontinued operations attributable to MIC	—	5	(5)	(100)	—	11	(11)	(100)
Net (loss) income attributable to MIC	$(8)	$11	(19)	(173)	$3	$81	(78)	(96)
Basic (loss) income per share from continuing operations attributable to MIC	$(0.09)	$0.07	(0.16)	NM	$0.04	$0.81	(0.77)	(95)
Basic income per share from discontinued operations attributable to MIC	—	0.06	(0.06)	(100)	—	0.13	(0.13)	(100)
Basic (loss) income per share attributable to MIC	$(0.09)	$0.13	(0.22)	(169)	$0.04	$0.94	(0.90)	(96)
Weighted average number of shares outstanding: basic	86,871,892	86,073,372	798,520	1	86,779,432	85,973,308	806,124	1
___________
NM — Not meaningful.
(1)Interest expense includes non-cash losses on derivative instruments of $1 million and $10 million for the quarter and six months ended June 30, 2020, respectively, compared with non-cash losses of $8 million and $12 million for the quarter and six months ended June 30, 2019, respectively.
Revenue
Consolidated revenues decreased for the quarter and six months ended June 30, 2020 compared with the quarter and six months ended June 30, 2019 primarily as a result of (i) a decrease in the amount of jet fuel and gas sold by Atlantic Aviation and MIC Hawaii, respectively, due to the impact of COVID-19; (ii) the lower wholesale cost of jet fuel and gas; and (iii) lower

Results of Operations: Consolidated – (continued)
average storage rates on new and renewing contracts at IMTT. The decrease was partially offset by an increase in the proportion of storage capacity under contract (utilization) at IMTT.
The decrease in consolidated revenue for the six months ended June 30, 2020 also reflects the absence of a $39 million contract termination payment (the termination payment) received by IMTT in the first quarter of 2019, partially offset by the recognition of fees earned on tank cleaning obligations at IMTT.
Cost of Services and Cost of Product Sales
Consolidated cost of services and cost of product sales decreased for the quarter and six months ended June 30, 2020 compared with the quarter and six months ended June 30, 2019 primarily as a result of (i) a decrease in the amount of jet fuel and gas sold by Atlantic Aviation and MIC Hawaii, respectively, due to the impact of COVID-19; (ii) the lower wholesale cost of jet fuel and gas; and (iii) favorable changes in unrealized gains (losses) on commodity hedge contracts at Hawaii Gas (see “Results of Operations — MIC Hawaii” below).
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased for the quarter ended June 30, 2020 and increased for the six months ended June 30, 2020 versus the prior comparable periods. The decrease in the quarter was primarily due to (i) lower salaries and benefits at IMTT and Atlantic Aviation; (ii) a decline in costs incurred in connection with the evaluation of various investment and acquisition and disposition opportunities; (iii) the absence of consulting expenses incurred during the first half of 2019 in connection with our evaluation of opportunities to improve efficiencies; and (iv) lower professional services fees, primarily in connection with ongoing litigation. These decreases were partially offset by a $7 million provision of estimated costs (in excess of insurance recoveries) for remediating certain environmental matters at Atlantic Aviation and costs incurred associated with COVID-19 response.
For the six months ended June 30, 2020, selling, general and administrative expenses also includes expenses incurred in connection with our pursuit of strategic alternatives, the majority of which were incurred in the first quarter of 2020, resulting in an increase for the six month period ended June 30, 2020.
Fees to Manager
Our Manager is entitled to a monthly base management fee based on our market capitalization and potentially a quarterly performance fee based on total stockholder returns relative to a U.S. utilities index. For the quarter and six months ended June 30, 2020, we incurred base management fees of $4 million and $11 million, respectively, compared with $7 million and $15 million for the quarter and six months ended June 30, 2019, respectively. Base management fees decreased, as calculated in accordance with our Management Services Agreement, due to the reduction in the market capitalization of our Company and the increase in our holding company cash balance. No performance fees were incurred in either of the current or prior comparable periods. The unpaid portion of base management fees and performance fees, if any, at the end of each reporting period is included in the line item Due to Manager-related party in our consolidated condensed balance sheets.
In accordance with the Management Services Agreement, our Manager elected to reinvest any fees to which it was entitled in new primary shares in all of the periods shown below and has currently elected to reinvest future base management fees and performance fees, if any, in new primary shares.

Period	Base Management Fee Amount ($ in millions)	Performance Fee Amount ($ in millions)	Shares Issued
2020 Activities:
Second quarter 2020	$4	$—	146,452	(1)
First quarter 2020	7	—	181,617

2019 Activities:
Fourth quarter 2019	$9	$—	208,881
Third quarter 2019	8	—	201,827
Second quarter 2019	7	—	192,103
First quarter 2019	8	—	184,448
___________
(1)Our Manager elected to reinvest all of the monthly base management fees for the second quarter of 2020 in new primary shares. We issued 146,452 shares for the quarter ended June 30, 2020, including 52,370 shares that were issued in July 2020 for the June 2020 monthly base management fee.

Results of Operations: Consolidated – (continued)
Depreciation and Amortization
The increase in depreciation and amortization expense for the six months ended June 30, 2020 compared with the six months ended June 30, 2019 primarily reflects assets placed in service, partially offset by the full amortization of certain airport contract rights at Atlantic Aviation.
Interest Expense, net, and Losses on Derivative Instruments
Interest expense, net, includes non-cash losses on derivative instruments of $1 million and $10 million for the quarter and six months ended June 30, 2020, respectively, compared with non-cash losses of $8 million and $12 million for the quarter and six months ended June 30, 2019, respectively. Gains (losses) on derivatives recorded in interest expense are attributable to the change in fair value of interest rate hedging instruments. Excluding the derivative adjustments, cash interest expense was $30 million and $59 million for the quarter and six months ended June 30, 2020, respectively, compared with $31 million and $59 million for the quarter and six months ended June 30, 2019, respectively.
Cash interest primarily reflects a decrease in the weighted average interest rate of debt facilities, partially offset by an increase in average debt balance and lower interest income earned during the quarter and six months ended June 30, 2020. See discussions of interest expense for each of our operating businesses below.
Other Income (Expense), net
Other income (expense), net, primarily includes federal grants received as reimbursement for capital expenditures incurred in prior periods at IMTT for the quarter and six months ended June 30, 2020. For the quarter and six months ended June 30, 2019, other income (expense), net, includes losses on disposal of assets at MIC Hawaii, which is partially offset by fee income from a third-party developer of renewable power facilities for the six month period ended June 30, 2019. The relationship with the developer concluded during July 2019.
Discontinued Operations
We recorded no income from discontinued operations for the quarter and six months ended June 30, 2020 as we completed the sale of the last of any businesses characterized as discontinued operations in September 2019.
Income Taxes
We file a consolidated federal income tax return that includes the financial results of IMTT, Atlantic Aviation and MIC Hawaii.  Pursuant to a tax sharing agreement, these businesses pay MIC an amount equal to the federal income tax each would pay on a standalone basis if they were not part of the consolidated group. We expect to incur a federal taxable loss for the year ended December 31, 2020. Under the CARES Act, any net operating loss (NOL) generated in 2020 may be carried back five years.
In addition, our businesses file income tax returns and may pay taxes in the state and local jurisdictions in which they operate. We expect the total current year state income tax liability of our businesses to be approximately $5 million. In calculating our state income tax provision, we have provided a valuation allowance for certain state income tax NOL carryforwards, the use of which is uncertain.

Results of Operations: Consolidated – (continued)
Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items and Free Cash Flow
In addition to our results under U.S. GAAP, we use certain non-GAAP measures including EBITDA excluding non-cash items and Free Cash Flow to assess the performance and prospects of our businesses.
We measure EBITDA excluding non-cash items as it reflects our businesses’ ability to effectively manage the amount of products sold or services provided, the operating margin earned on those transactions and the management of operating expenses independent of the capitalization and tax attributes of those businesses. We believe investors use EBITDA excluding non-cash items primarily as a measure of the operating performance of MIC’s businesses and to make comparisons with the operating performance of other businesses whose depreciation and amortization expense may vary widely from ours, particularly where acquisitions and other non-operating factors are involved. We define EBITDA excluding non-cash items as net income (loss) or earnings — the most comparable GAAP measure — before interest, taxes, depreciation and amortization and non-cash items including impairments, unrealized derivative gains and losses, adjustments for other non-cash items and pension expense reflected in the statements of operations. Other non-cash items excludes the adjustment to bad debt expense related to the specific reserve component, net of recoveries. EBITDA excluding non-cash items also excludes base management fees and performance fees, if any, whether paid in cash or stock.
Our businesses are characteristically owners of high-value, long-lived assets capable of generating substantial Free Cash Flow. We define Free Cash Flow as cash from operating activities — the most comparable GAAP measure — which reflects cash interest, tax payments and pension contributions, less maintenance capital expenditures, which includes principal repayments on capital lease obligations used to fund maintenance capital expenditures, and excludes changes in working capital. We use Free Cash Flow as a measure of our ability to fund acquisitions, invest in growth projects, reduce or repay indebtedness and/or return capital to shareholders. GAAP metrics such as net income (loss) do not provide us with the same level of visibility into our performance and prospects as a result of: (i) the capital intensive nature of our businesses and the generation of non-cash depreciation and amortization; (ii) shares issued to our external Manager under the Management Services Agreement; (iii) our ability to defer all or a portion of current federal income taxes; (iv) non-cash unrealized gains or losses on derivative instruments; (v) gains (losses) on disposal of assets; (vi) non-cash compensation expense incurred in relation to the incentive plans for senior management of our operating businesses; and (vii) pension expenses. Pension expenses primarily consist of interest cost, expected return on plan assets and amortization of actuarial and performance gains and losses. Any cash contributions to pension plans are reflected as a reduction to Free Cash Flow and are not included in pension expense. We believe that external consumers of our financial statements, including investors and research analysts, use Free Cash Flow both to assess MIC’s performance and as an indicator of its success in generating an attractive risk-adjusted return.
In this Quarterly Report on Form 10-Q, we have disclosed Free Cash Flow on a consolidated basis and for each of our operating segments and Corporate and Other. We believe that both EBITDA excluding non-cash items and Free Cash Flow support a more complete and accurate understanding of the financial and operating performance of our businesses than would otherwise be achieved using GAAP results alone.
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

Results of Operations: Consolidated – (continued)
A reconciliation of net (loss) income from continuing operations to EBITDA excluding non-cash items from continuing operations and a reconciliation from cash provided by operating activities from continuing operations to Free Cash Flow from continuing operations, on a consolidated basis, is provided below. Similar reconciliations for each of our operating businesses and Corporate and Other follow.

	Quarter Ended June 30,		Change Favorable/(Unfavorable)		Six Months Ended June 30,		Change Favorable/(Unfavorable)
	2020	2019	$	%	2020	2019	$	%
	($ In Millions) (Unaudited)
Net (loss) income from continuing operations	$(8)	$6			$3	$70
Interest expense, net(1)	33	45			75	84
(Benefit) provision for income taxes	(5)	2			4	26
Depreciation and amortization	63	63			128	126
Fees to Manager-related party	4	7			11	15
Other non-cash (income) expense, net(2)	(2)	9			5	13
EBITDA excluding non-cash items - continuing operations	$85	$132	(47)	(36)	$226	$334	(108)	(32)

EBITDA excluding non-cash items - continuing operations	$85	$132			$226	$334
Interest expense, net(1)	(33)	(45)			(75)	(84)
Non-cash interest expense, net(1)	3	14			16	25
Benefit (provision) for current income taxes	5	(2)			(2)	(9)
Changes in working capital	13	9			7	(7)
Cash provided by operating activities - continuing operations	73	108			172	259
Changes in working capital	(13)	(9)			(7)	7
Maintenance capital expenditures	(16)	(13)			(28)	(23)
Free cash flow - continuing operations	44	86	(42)	(49)	137	243	(106)	(44)
Free cash flow - discontinued operations	—	7	(7)	(100)	—	14	(14)	(100)
Total Free Cash Flow	$44	$93	(49)	(53)	$137	$257	(120)	(47)
___________
(1) Interest expense, net, includes adjustments to derivative instruments, non-cash amortization of deferred financing fees and non-cash amortization of debt discount related to the 2.00% Convertible Senior Notes due October 2023.
(2) Other non-cash (income) expense, net, includes primarily pension expense of $2 million and $4 million for the quarter and six month periods ended June 30, 2020 and 2019, respectively, unrealized gains (losses) on commodity hedge contracts, non-cash compensation expense incurred in relation to the incentive plans for senior management of our operating businesses and non-cash gains (losses) related to the disposal of assets. Pension expense consists primarily of interest cost, expected return on plan assets and amortization of actuarial and performance gains and losses. Other non-cash (income) expense, net, excludes the adjustment to bad debt expense related to the specific reserve component, net of recoveries, for which this adjustment is reported in working capital in the above table. See “Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items and Free Cash Flow” above for further discussion.

Results of Operations: IMTT
Impact of COVID-19
IMTT continues to closely monitor the effects of COVID-19 and is actively managing its response placing a priority on the health and safety of its employees, contractors, their families, customers and the broader communities in which it operates. Since IMTT's services are classified as essential, its terminals remain operational and there have been no service disruptions related to the pandemic. The business has implemented a pandemic response plan and is closely monitoring guidance from the Centers for Disease Control and Prevention (CDC) as well as federal, state and local governments with respect to conducting operations safely. Plan elements include: (i) a work from home policy for all employees that are able to do so; (ii) limiting operations to only those required to meet safety, regulatory or customer needs; (iii) enhancing cleaning and disinfecting of facilities; (iv) limiting interactions between employees through social distancing; (v) mandating the use of personal protective equipment by employees; (vi) modifying shift schedules to reduce exposure between shifts; (vii) limiting terminal access to essential personnel; (viii) requiring all individuals who enter the terminals submit to temperature scans; and (ix) implementing business travel policies consistent with minimizing potential exposure to COVID-19.
As a result of implementing the pandemic response plan, certain operating costs have increased. IMTT expects the increases to total approximately $5 million in 2020. If conditions worsen and additional measures need to be put into place, for example, having dedicated staff that remain at the terminals full time, these costs may be higher. These cost increases are expected to be partially offset by reduced operating costs as a result of limiting activities to only essential operations and lower labor and healthcare costs.
IMTT is engaged in ongoing communications with its employees, customers, vendors, lenders, ratings agencies and other stakeholders to keep them apprised of its response to the pandemic. COVID-19 and the resulting slowdown in economic activity have contributed to an oversupply of petroleum and other liquid products stored and handled by IMTT. During the second quarter of 2020, these factors created conditions in which the expected future value of certain products was higher than its current value and increased demand for storage of these products. Consequently, a substantial portion of IMTT’s available capacity was leased and utilization is now expected to average in the mid-90s% for the remainder of the year up from 86.3% at the end of 2019. At June 30, 2020, utilization was 95.7%. With relatively few storage contracts scheduled to renew during the remainder of the year, average storage rates are unlikely to increase materially in 2020 despite the increase in utilization. IMTT believes that its circumstances are not unique, and that the broader bulk liquid storage industry has experienced similar increases in demand.
Although demand for storage has increased, the level of ancillary services provided during the quarter was flat versus the prior comparable period and may decrease in the future depending on end-user consumption of stored products. Ancillary service revenues are uncontracted and are generated from the provisions of heating, excess throughput, blending, rail or trucking charges among others. Approximately 80% of IMTT’s revenue is contracted/generated from firm commitments. In addition, a sustained decrease in economic activity could have an adverse impact on some of IMTT’s customers which may result in reduced demand for certain of the products stored by IMTT and may result in lower demand for storage. IMTT monitors leading and key performance indicators such as petroleum spot prices and futures curves, throughput volumes, contract renewals and tenor, utilization, rates and accounts receivable in assessing the potential impact of COVID-19 on the business.
IMTT is reviewing all maintenance and growth capital expenditures to ensure it is prudently managing its liquidity. Other than a one-year delay in a project at Geismar, LA, no previously announced growth projects have been cancelled or delayed as a result of COVID-19. If conditions worsen, other projects may be delayed, or costs may increase due to a lack of contractor or resource availability. IMTT expects the number of inquiries regarding new growth projects to decline.
While markets for bulk liquid products in general have been less stable as a result of COVID-19, IMTT believes the market for storage and handling of those products, particularly of refined petroleum, will remain constructive over the near term.
Business Update
The financial performance of IMTT is driven by the amount of bulk liquid storage capacity the business has under contract (lease) and the rates for storage and other services achieved on those contracts. Utilization at IMTT averaged 94.6% and 90.0% for the quarter and six months ended June 30, 2020, respectively, compared with 82.9% and 82.7% for the quarter and six months ended June 30, 2019, respectively. Utilization averaged 85.4% for the quarter ended March 31, 2020. The increase in average utilization primarily reflects the effect of a contango market for refined petroleum products. Demand for storage across IMTT's terminals increased at the end of the first quarter and beginning of the second quarter and utilization is expected to average in the low to mid-90s% for full year 2020.

Results of Operations: IMTT – (continued)
IMTT works with existing and new customers continuously to meet their storage and logistics needs. Critical to IMTT’s success is its ability to construct new assets on a build-to-suit basis and/or to repurpose existing tanks and infrastructure to meet these needs. These projects range from simple, inexpensive modifications to large scale developments requiring extensive planning and capital investment. IMTT currently expects these efforts will, going forward, (i) increase its customer base; (ii) improve utilization and average storage rates; (iii) increase exposure to new products that it believes have sustainable growth prospects; (iv) generate a larger proportion of its revenue from longer-dated contracts; and (v) reduce its exposure to short-term, cyclical markets with slower growth prospects.

	Quarter Ended June 30,		Change Favorable/(Unfavorable)		Six Months Ended June 30,		Change Favorable/(Unfavorable)
	2020	2019			2020	2019
	$	$	$	%	$	$	$	%
	($ In Millions) (Unaudited)
Revenue	120	119	1	1	252	280	(28)	(10)
Cost of services	46	49	3	6	96	99	3	3
Selling, general and administrative expenses	10	9	(1)	(11)	19	17	(2)	(12)
Depreciation and amortization	34	33	(1)	(3)	68	66	(2)	(3)
Operating income	30	28	2	7	69	98	(29)	(30)
Interest expense, net(1)	(10)	(15)	5	33	(25)	(28)	3	11
Other income, net	2	—	2	NM	3	—	3	NM
Provision for income taxes	(6)	(4)	(2)	(50)	(13)	(20)	7	35
Net income	16	9	7	78	34	50	(16)	(32)
Reconciliation of net income to EBITDA excluding non-cash items and a reconciliation of cash provided by operating activities to Free Cash Flow:
Net income	16	9			34	50
Interest expense, net(1)	10	15			25	28
Provision for income taxes	6	4			13	20
Depreciation and amortization	34	33			68	66
Other non-cash expense, net(2)	2	3			5	4
EBITDA excluding non-cash items	68	64	4	6	145	168	(23)	(14)
EBITDA excluding non-cash items	68	64			145	168
Interest expense, net(1)	(10)	(15)			(25)	(28)
Non-cash interest expense, net(1)	—	5			5	8
Provision for current income taxes	(1)	(1)			(3)	(12)
Changes in working capital	(3)	2			(20)	10
Cash provided by operating activities	54	55			102	146
Changes in working capital	3	(2)			20	(10)
Maintenance capital expenditures	(13)	(8)			(19)	(14)
Free cash flow	44	45	(1)	(2)	103	122	(19)	(16)
___________
NM — Not meaningful.
(1)Interest expense, net, includes non-cash adjustments to derivative instruments and non-cash amortization of deferred financing fee.
(2)Other non-cash expense, net, includes primarily pension expense of $2 million and $4 million for the quarter and six month periods ended June 30, 2020 and 2019, respectively, and non-cash compensation expense incurred in relation to incentive plans. Pension expense consists primarily of interest cost, expected return on plan assets and amortization of actuarial and performance gains and losses. Other non-cash expense, net, excludes the adjustment to bad debt expense related to the specific reserve component, net of recoveries, for which this adjustment is reported in working capital in the above table. See “Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items and Free Cash Flow” above for further discussion.

Results of Operations: IMTT – (continued)
Revenue
IMTT generates the majority of its revenue from contracts comprising a fixed monthly charge for access to or use of a specified amount of capacity, infrastructure or land. The monthly charge typically increases annually with inflation. We refer to revenue generated from such contracts or fixed charges as firm commitments. At June 30, 2020, firm commitments had a revenue weighted average remaining contract life of 1.8 years. Revenue from firm commitments, excluding fees earned on tank cleaning obligations, comprised 83.4% and 81.7% of total revenue for the quarter and trailing twelve months ended June 30, 2020, respectively.
Total revenue increased for the quarter ended June 30, 2020 compared with the quarter ended June 30, 2019 primarily due to an increase in utilization, partially offset by lower storage rates on new and renewing contracts.
For the six months ended June 30, 2020, total revenue decreased compared with the six months ended June 30, 2019 primarily due to the absence of the termination payment received during the quarter ended March 31, 2019 and the impact of contracts renewed at lower storage rates in the second half of 2019. The decrease in revenue was partially offset by the increase in fees earned on tank cleaning obligations of $12 million, primarily in the first quarter of 2020, and the increase in utilization.
Cost of Services and Selling, General and Administrative Expenses
Cost of services and selling, general and administrative expenses combined decreased for the quarter and six months ended June 30, 2020 compared with the quarter and six months ended June 30, 2019 primarily due to lower labor, fuel and healthcare costs, partially offset by increased costs associated with COVID-19 response and higher property taxes at Bayonne.
Depreciation and Amortization
Depreciation and amortization expense increased for the quarter and six months ended June 30, 2020 compared with the quarter and six months ended June 30, 2019 primarily as a result of assets placed in service.
Interest Expense, net
Interest expense, net, includes non-cash losses on derivative instruments of $1 million and $6 million for the quarter and six months ended June 30, 2020, respectively, compared with non-cash losses of $3 million and $5 million for the quarter and six months ended June 30, 2019, respectively. Excluding the derivative adjustments, cash interest expense was $10 million and $20 million in each of the quarter and six month periods ended June 30, 2020 and 2019, respectively.
Other Income, net
Other income, net, primarily includes federal grants received as reimbursement for capital expenditures incurred in prior periods at IMTT for the quarter and six months ended June 30, 2020.
Income Taxes
The taxable income generated by IMTT is reported on our consolidated federal income tax return. The business files standalone state and foreign income tax returns in the jurisdictions in which it operates. For the year ending December 31, 2020, the business expects to pay state and foreign income taxes of approximately $3 million. The Provision for current income taxes of $3 million for the six months ended June 30, 2020 in the above table relates primarily to state income tax expense.
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
Maintenance Capital Expenditures
For the six months ended June 30, 2020, IMTT incurred maintenance capital expenditures of $19 million and $18 million on an accrual and cash basis, respectively, compared with $14 million and $16 million on an accrual basis and cash basis, respectively, for the six months ended June 30, 2019. IMTT expects to incur between $40 million and $45 million of maintenance capital expenditures in 2020.

Results of Operations: Atlantic Aviation
Impact of COVID-19
Atlantic Aviation continues to closely monitor the effects of COVID-19 and is actively managing its response placing a priority on the health and safety of its employees, contractors, their families, customers and the broader communities in which it operates. Since Atlantic Aviation's services are classified as essential, its FBOs remain operational and there have been no service disruptions related to the pandemic. The business has implemented a pandemic response plan and is closely monitoring guidance from the CDC as well as federal, state and local governments with respect to conducting operations safely. In addition to standard operating procedures designed to maintain safe operations, Atlantic Aviation has implemented additional measures including: (i) a work from home policy for all employees that are able to do so; (ii) enhancing cleaning and disinfecting of facilities; (iii) limiting interactions between employees through social distancing; and (iv) mandating the use of personal protective equipment by employees.
Atlantic Aviation is engaged in ongoing communications with its employees, customers, vendors, lenders and other stakeholders to keep them apprised of its response to the pandemic. COVID-19 has reduced demand for Atlantic Aviation’s services as federal, state and local governments have implemented pandemic response measures including social distancing, quarantines, travel restrictions, prohibitions on public gatherings and stay-at-home orders. These measures reduced GA flight activity and the demand for Atlantic Aviation's jet fuel, transient hangarage, aircraft parking and ancillary services from mid-March and throughout the second quarter versus the prior comparable periods.
The FAA reported that GA flight activity at airports on which Atlantic Aviation operates was approximately 21% of the levels recorded in the prior comparable period in April 2020. However, demand for Atlantic Aviation’s services improved significantly during the quarter. In June, flight activity at airports on which Atlantic Aviation operates increased to approximately 77% of the levels recorded in June 2019. However, maintaining and increasing activity levels will depend upon the duration of the pandemic, any governmental response including renewed travel restrictions and the health of the U.S. and global economies, all of which are uncertain. Further, changes in consumer travel preferences, the availability of commercial flights and other factors remain unknown.
In response to the initial decrease in flight activity, Atlantic Aviation engaged in a thorough review of its operational and capital expenditures to ensure it is prudently managing its liquidity. Staffing levels have been reduced to reflect lower levels of demand for services provided with staffing reductions achieved primarily through furloughs or reductions in scheduled hours. As activity levels have begun to recover, some employees have been recalled from furlough and scheduled hours have returned to normal at some locations, although they remain significantly reduced at others. Non-payroll discretionary expenses have been cut or deferred. Similarly, capital expenditures have been reviewed, with certain uncommitted or non-essential items being deferred as well. Atlantic Aviation has also engaged with various of its airport landlords regarding rent relief although such relief is expected to be immaterial to the business’ results of operations.
The decline in GA flight activity reduced Atlantic Aviation’s cash flows in the second quarter both sequentially and versus the prior comparable period. However, assuming flight activity is stable at quarter end levels, we believe that the combination of Atlantic Aviation's existing liquidity and cash generated from ongoing operations will be sufficient to fund ongoing operations and growth capital projects to which it has committed.
The uncertain duration of the pandemic and the impact of mitigation measures implemented by federal, state and local governments, including travel restrictions, border closings, prohibitions on public gatherings and social distancing, as well as a lack of visibility into consumer preferences, uncertainty surrounding the level of operations of commercial airlines and the absence of a material contracted revenue streams, make forecasting the contribution of this business to our results in 2020 impossible at this time.
Business Update
The fundamental driver of the financial performance of Atlantic Aviation is the number of GA flight movements in a year. Based on data reported by the FAA, industry-wide domestic GA flight movements decreased by 46% and 28% in the quarter and six months ended June 30, 2020, respectively, versus the prior comparable periods. These numbers reflect a trough in activity levels in April 2020 at 72% below the prior comparable month, and a recovery through May and June 2020 at 47% and 18%, respectively, versus the prior comparable months. Over the long-term, the rate of growth in GA flight movements has tended to be positively correlated with the level of economic activity in the U.S. The significant decrease in economic activity during the second quarter of 2020, together with the implementation of widespread travel restrictions and other efforts to mitigate the spread of COVID-19, contributed to a substantial reduction in GA flight activity beginning in mid-March 2020.
Based on data reported by the FAA, the total number of GA flight movements at airports on which Atlantic Aviation operates decreased by 53% and 31% during the quarter and six months ended June 30, 2020, respectively, versus the prior comparable periods. Activity at these airports was reduced by more than overall domestic U.S. flight activity primarily due to their location in centers of business and economic activity such as New York, Los Angeles and Chicago that have generally

Results of Operations: Atlantic Aviation – (continued)
been subject to more stringent lockdown requirements associated with COVID-19. In addition, an increase in the proportion of shorter, domestic flights, together with a reduction in average aircraft size, disproportionately reduced jet fuel sales relative to flight activity at Atlantic Aviation throughout the second quarter.
Atlantic Aviation seeks to extend FBO leases prior to their maturity in order to maintain visibility into the cash generating capacity of these assets over the long-term. Based on EBITDA excluding non-cash items in the prior calendar year adjusted for the impact of acquisitions, dispositions and lease extensions, the weighted average remaining life of the leases in the Atlantic Aviation portfolio was 19.8 years and 19.4 years at June 30, 2020 and 2019, respectively.

	Quarter Ended June 30,		Change Favorable/(Unfavorable)		Six Months Ended June 30,		Change Favorable/(Unfavorable)
	2020	2019			2020	2019
	$	$	$	%	$	$	$	%
	($ In Millions) (Unaudited)
Revenue	104	236	(132)	(56)	328	494	(166)	(34)
Cost of services (exclusive of depreciation and amortization shown separately below)	29	113	84	74	124	231	107	46
Gross margin	75	123	(48)	(39)	204	263	(59)	(22)
Selling, general and administrative expenses	59	62	3	5	123	123	—	—
Depreciation and amortization	25	26	1	4	52	52	—	—
Operating (loss) income	(9)	35	(44)	(126)	29	88	(59)	(67)
Interest expense, net(1)	(14)	(22)	8	36	(33)	(41)	8	20
Benefit (provision) for income taxes	6	(4)	10	NM	1	(13)	14	108
Net (loss) income	(17)	9	(26)	NM	(3)	34	(37)	(109)
Reconciliation of net (loss) income to EBITDA excluding non-cash items and a reconciliation of cash provided by operating activities to Free Cash Flow:
Net (loss) income	(17)	9			(3)	34
Interest expense, net(1)	14	22			33	41
(Benefit) provision for income taxes	(6)	4			(1)	13
Depreciation and amortization	25	26			52	52
Other non-cash expense, net(2)	1	1			2	1
EBITDA excluding non-cash items	17	62	(45)	(73)	83	141	(58)	(41)
EBITDA excluding non-cash items	17	62			83	141
Interest expense, net(1)	(14)	(22)			(33)	(41)
Non-cash interest expense, net(1)	2	7			7	12
Benefit (provision) for current income taxes	9	(3)			—	(10)
Changes in working capital	9	6			25	2
Cash provided by operating activities	23	50			82	104
Changes in working capital	(9)	(6)			(25)	(2)
Maintenance capital expenditures	(2)	(3)			(5)	(5)
Free cash flow	12	41	(29)	(71)	52	97	(45)	(46)
___________
NM — Not meaningful.
(1)Interest expense, net, includes non-cash adjustments to derivative instruments and non-cash amortization of deferred financing fees.
(2)Other non-cash expense, net, includes primarily non-cash compensation expense incurred in relation to incentive plans and non-cash gains (losses) related to the disposal of assets. Other non-cash expense, net, excludes the adjustment to bad debt expense related to the specific reserve component, net of recoveries, for which this adjustment is reported in working capital in the above table. See “Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items and Free Cash Flow” above for further discussion.

Results of Operations: Atlantic Aviation – (continued)
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
Revenue decreased for the quarter and six months ended June 30, 2020 compared with the quarter and six months ended June 30, 2019 as a result of a reduction in the amount of jet fuel sold, a decrease in ancillary services provided and, to a lesser extent, a reduction in rental revenue. The decrease in rental revenue was attributable to a reduced number of short-term and overnight hangar rentals, partially offset by revenue from long-term tenants that was consistent with prior periods. The reduced amount of revenue also reflects the lower wholesale cost of jet fuel in the quarter and six months ended June 30, 2020 versus the prior comparable periods. The decrease in the wholesale cost of jet fuel is typically reflected in a corresponding decrease in cost of services, resulting in no impact to gross margin. However, the rapid decline in the wholesale price of jet fuel in the first several months of 2020 resulted in an additional impact to gross margin of approximately $1 million for the six months ended June 30, 2020.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased for the quarter ended June 30, 2020 and were flat for the six months ended June 30, 2020 versus the prior comparable periods. The decrease in the quarter was primarily the result of lower salaries and benefits, maintenance and repair costs and credit card fees. The decrease was partially offset by a $7 million provision of estimated costs (in excess of insurance recoveries) for remediating certain environmental matters. Excluding the provision, selling, general and administrative expenses would have been approximately $10 million lower for the quarter ended June 30, 2020 versus the prior comparable period.
Depreciation and Amortization
Depreciation and amortization decreased for the quarter ended June 30, 2020 and were flat for the six months ended June 30, 2020 versus the prior comparable periods. The decrease in the quarter was primarily as a result of full amortization of certain airport contract rights. For the six months ended June 30, 2020, depreciation and amortization also reflects assets placed in service.
Operating (Loss) Income
Operating (loss) income decreased in the quarter and six months ended June 30, 2020 compared with the quarter and six months ended June 30, 2019 due to the decrease in gross margin. The decrease in operating (loss) income for the quarter ended June 30, 2020 is also partially offset by the decrease in selling, general and administrative expenses and depreciation and amortization.
Interest Expense, net
Interest expense, net, includes non-cash losses on derivative instruments of an insignificant amount for the quarter ended June 30, 2020 and $3 million for the six months ended June 30, 2020 compared with non-cash losses of $4 million and $6 million for the quarter and six months ended June 30, 2019, respectively. Excluding the derivative adjustments, cash interest expense was $12 million and $26 million for the quarter and six months ended June 30, 2020, respectively, compared with $15 million and $29 million for the quarter and six months ended June 30, 2019, respectively. The decrease in cash interest expense primarily reflects a lower weighted average interest rate.

Results of Operations: Atlantic Aviation – (continued)
Income Taxes
The taxable income generated by Atlantic Aviation is reported on our consolidated federal income tax return. The business files standalone state income tax returns in most of the states in which it operates. The tax expense in the table above includes both state income taxes and the portion of the consolidated federal income tax liability attributable to the business. For the year ending December 31, 2020, the business expects to pay state income taxes of approximately $1 million. The business did not record any Provision for current income taxes for the six months ended June 30, 2020.
Atlantic Aviation has state NOL carryforwards that are specific to the state in which they were generated. The utilization of NOL carryforwards may reduce or eliminate state taxable income in the future.
Maintenance Capital Expenditures
For the six months ended June 30, 2020, Atlantic Aviation incurred maintenance capital expenditures of $5 million and $7 million on an accrual basis and cash basis, respectively, compared with $5 million on both an accrual basis and cash basis for the six months ended June 30, 2019. Atlantic Aviation expects to incur approximately $10 million of maintenance capital expenditures in 2020.
Results of Operations: MIC Hawaii
Impact of COVID-19
MIC Hawaii continues to closely monitor the effects of COVID-19 and is actively managing its response placing a priority on the health and safety of its employees, contractors, their families, customers and the broader communities in which it operates. Since businesses within MIC Hawaii's services are classified as essential, its businesses remain operational and there have been no service disruptions related to the pandemic. Hawaii Gas continues to provide safe and reliable gas service to both utility and non-utility customers while the other MIC Hawaii businesses continue to fulfill their respective commitments to deliver clean and renewable energy.
The business has implemented a pandemic response plan and is closely monitoring guidance from the CDC as well as federal, state and local governments with respect to conducting operations safely. As part of its pandemic response plan, Hawaii Gas has separated its workforce into critical (on-site) and non-critical (working remotely) employees. A series of measures have been implemented to reduce the risk of infection among employees including but not limited to: (i) a work from home policy for all employees that are able to do so; (ii) enhancing cleaning and disinfecting of facilities; (iii) limiting interactions between employees through social distancing; (iv) mandating the use of personal protective equipment by employees; (v) modifying shift schedules to reduce exposure between shifts; and (vi) educating customers on alternative payment and customer care options as a means of limiting interactions with employees. Regular meetings are held with management personnel to ensure pandemic-related concerns raised by employees are addressed and appropriate operating procedures are being followed.
MIC Hawaii is engaged in ongoing communications with its employees, customers, vendors, lenders and other stakeholders to keep them apprised of its response to the pandemic. COVID-19 and the related disruption in business and economic activity as federal, state and local governments led mitigation measures, including travel restrictions, prohibition on public gatherings and social distancing, have resulted in a significant decline in economic activity and the number of visitors to Hawaii. Visitor arrivals to Hawaii declined by over 95% in the second quarter versus the prior comparable period, driven partially by a 14-day quarantine requirement implemented by the Governor of Hawaii on March 26, 2020. The decline in visitors has resulted in a significant reduction in hotel occupancy, for services provided by restaurants and commercial laundries and a reduction in the amount of gas consumed by each of these businesses. Collectively, these events resulted in a decline in aggregate gas sales of approximately 40% in the second quarter versus the prior comparable period.
On July 13, 2020, the Governor announced that the 14-day quarantine requirements will be lifted on September 1, 2020 for all arrivals to Hawaii having recently tested negative for COVID-19. However, not all hotels will be opening on that date and the expected recovery in gas consumption may take longer to materialize. In addition to reduced consumption from declining visitor activity, lower oil and oil-derivative prices have resulted in low-margin, high volume interruptible utility customers using lower-cost diesel instead of gas to fuel their operations. Demand for gas by residential customers during the quarter was intact and is expected to remain so.
Hawaii Gas has increased its monitoring of leading and key performance indicators such as Liquefied Petroleum Gas (LPG) prices and forward curve, gas production, LPG delivery schedules and accounts receivable and accounts payable aging to ensure operational effectiveness and adequate liquidity are maintained.
To ensure Hawaii Gas is prudently managing its liquidity, the business is mitigating the impact of reduced gas sales by implementing cost saving initiatives including a hiring freeze and deferral of vacancy fills of non-critical hires, reductions in overtime, deferral of non-safety related maintenance and repair work and reductions in general and administrative expenses such as IT system upgrades. Hawaii Gas has also deferred discretionary maintenance capital expenditures not required for safety reasons and growth projects to which it is not contractually obligated.

Results of Operations: MIC Hawaii – (continued)
Hawaii Gas is in regular communication with key counterparties including its supplier of naphtha feedstock for its utility operations and its LPG supplier. The business’ current naphtha feedstock agreement terminates at the end of 2020 and a new naphtha feedstock agreement is expected to be executed prior to the end of 2020. Hawaii Gas is also closely tracking and conservatively managing LPG inventory to reduce its exposure to potential supply chain disruptions. To date, there have been no disruptions in supply or supply logistics. As a result of declines in crude oil and crude oil-derivative prices, Hawaii Gas realized approximately $2 million and $5 million in losses on commodity hedge contracts during the quarter and six months ended June 30, 2020, respectively.
The uncertain duration of the pandemic and the impact of various policies implemented by federal, state and local governments, including travel restrictions, quarantines, prohibitions on public gathering and social distancing, as well as a lack of visibility into consumer preferences, the uncertainty surrounding the level of operations of commercial airlines and/or cruise lines and the absence of material contracted revenue streams, make forecasting the contribution of this business to our results in 2020 impossible at this time.
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

Results of Operations: MIC Hawaii – (continued)

	Quarter Ended June 30,		Change Favorable/(Unfavorable)		Six Months Ended June 30,		Change Favorable/(Unfavorable)
	2020	2019			2020	2019
	$	$	$	%	$	$	$	%
	($ In Millions) (Unaudited)
Revenue	37	61	(24)	(39)	97	125	(28)	(22)
Cost of product sales (exclusive of depreciation and amortization shown separately below)	18	45	27	60	60	85	25	29
Gross margin	19	16	3	19	37	40	(3)	(8)
Selling, general and administrative expenses	6	5	(1)	(20)	12	11	(1)	(9)
Depreciation and amortization	4	4	—	—	8	8	—	—
Operating income	9	7	2	29	17	21	(4)	(19)
Interest expense, net(1)	(2)	(2)	—	—	(5)	(5)	—	—
Other expense, net	—	(2)	2	100	—	(2)	2	100
Provision for income taxes	(2)	(1)	(1)	(100)	(4)	(4)	—	—
Net income	5	2	3	150	8	10	(2)	(20)
Reconciliation of net income to EBITDA excluding non-cash items and a reconciliation of cash provided by operating activities to Free Cash Flow:
Net income	5	2			8	10
Interest expense, net(1)	2	2			5	5
Provision for income taxes	2	1			4	4
Depreciation and amortization	4	4			8	8
Other non-cash (income) expense, net(2)	(6)	5			(3)	7
EBITDA excluding non-cash items	7	14	(7)	(50)	22	34	(12)	(35)
EBITDA excluding non-cash items	7	14			22	34
Interest expense, net(1)	(2)	(2)			(5)	(5)
Non-cash interest expense, net(1)	—	—			1	1
Provision for current income taxes	(1)	—			(3)	(3)
Changes in working capital	9	3			4	1
Cash provided by operating activities	13	15			19	28
Changes in working capital	(9)	(3)			(4)	(1)
Maintenance capital expenditures	(1)	(2)			(4)	(4)
Free cash flow	3	10	(7)	(70)	11	23	(12)	(52)
___________
(1)Interest expense, net, includes non-cash adjustments to derivative instruments related to interest rate swaps and non-cash amortization of deferred financing fees.
(2)Other non-cash (income) expense, net, includes primarily non-cash adjustments related to unrealized gains (losses) on commodity hedge contracts, pension expense and non-cash compensation expense incurred in relation to incentive plans. Pension expense consists primarily of interest cost, expected return on plan assets and amortization of actuarial and performance gains and losses. Other non-cash (income) expense, net, excludes the adjustment to bad debt expense related to the specific reserve component, net of recoveries, for which this adjustment is reported in working capital in the above table. See “Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items and Free Cash Flow” above for further discussion.
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

Results of Operations: MIC Hawaii – (continued)
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
Revenue and Gross Margin
Revenue declined for the quarter and six months ended June 30, 2020 compared with the quarter and six months ended June 30, 2019 primarily as a result of a decrease in the amount of gas sold by Hawaii Gas and lower utility feedstock prices that are passed through to ratepayers. The decrease in the amount of gas sold reflects a decrease in consumption of gas, mainly by commercial and industrial customers, due to reductions in tourism and commercial activity as a result of COVID-19.
Gross margin increased to $19 million for the quarter ended June 30, 2020 from $16 million for the quarter ended June 30, 2019 and decreased to $37 million for the six months ended June 30, 2020 from $40 million for the six months ended June 30, 2019 partially as a result of the favorable changes in the value of unrealized commodity hedge contracts. The business recorded unrealized gains of $6 million and $4 million on commodity hedge contracts for the quarter and six months ended June 30, 2020, respectively, compared with an unrealized loss of $4 million for the quarter and six months ended June 30, 2019. The change in the value of the commodity hedge contracts during the quarter and six months ended June 30, 2020 reflects a favorable movement in the forecast prices of LPG relative to the hedged price.
Excluding the unrealized gains and losses on the commodity hedge contracts, gross margin decreased for the quarter and six months ended June 30, 2020 compared with the quarter and six months ended June 30, 2019 primarily as a result of a decrease in the amount of gas sold due to the impact of COVID-19 and realized losses from commodity hedge contracts due to the decrease in the market price of LPG.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased for the quarter and six months ended June 30, 2020 compared with the quarter and six months ended June 30, 2019 primarily as a result of increase in salaries and benefits and higher insurance costs.
Operating Income
Operating income increased for the quarter ended June 30, 2020 compared with the quarter ended June 30, 2019 primarily due to the increase in gross margin, partially offset by an increase in selling, general and administrative expenses. Operating income decreased for the six months ended June 30, 2020 compared with the six months ended June 30, 2019 primarily due to the decrease in gross margin and increase in selling, general and administrative expenses.
Interest Expense, net
Interest expense, net, includes non-cash losses on derivative instruments of an insignificant amount for the quarter ended June 30, 2020 and $1 million for the six months ended June 30, 2020 compared with non-cash losses of $1 million in each of the quarter and six month periods ended June 30, 2019. Excluding the derivative adjustments, cash interest expense was $2 million and $4 million in each of the quarter and six month periods ended June 30, 2020 and 2019, respectively. The decrease in cash interest expense primarily reflects a lower weighted average interest rate.
Other expense, net
Other expense, net, primarily includes loss on disposal of assets and other insignificant items for the quarter and six months ended June 30, 2019.
Income Taxes
The taxable income generated by the MIC Hawaii businesses is reported on our consolidated federal income tax return. The businesses file standalone state income tax returns in Hawaii. The tax expense in the table above includes both the state income tax and the portion of the consolidated federal income tax liability attributable to the businesses. For the year ending December 31, 2020, the business expects to pay state income taxes of approximately $1 million. The Provision for Current Income Taxes of $3 million for the six months ended June 30, 2020 in the above table includes primarily $2 million of federal income tax expense and $1 million of state income tax expense.

Results of Operations: MIC Hawaii – (continued)
Maintenance Capital Expenditures
MIC Hawaii incurred maintenance capital expenditures of $4 million on both on an accrual basis and cash basis for each of the six months period ended June 30, 2020 and 2019. MIC Hawaii expects to incur approximately $8 million of maintenance capital expenditures in 2020.
Results of Operations: Corporate and Other
Our Corporate and Other segment comprises primarily results from MIC Corporate, our shared services center and from our relationship with a developer of renewable power facilities (formerly reported in Contracted Power). The relationship with the developer concluded during July 2019.

	Quarter Ended June 30,		Change Favorable/(Unfavorable)		Six Months Ended June 30,		Change Favorable/(Unfavorable)
	2020	2019			2020	2019
	$	$	$	%	$	$	$	%
	($ In Millions) (Unaudited)
Selling, general and administrative expenses	8	8	—	—	25	14	(11)	(79)
Fees to Manager-related party	4	7	3	43	11	15	4	27
Operating loss	(12)	(15)	3	20	(36)	(29)	(7)	(24)
Interest expense, net(1)	(7)	(6)	(1)	(17)	(12)	(10)	(2)	(20)
Other income, net	—	—	—	—	—	4	(4)	(100)
Benefit for income taxes	7	7	—	—	12	11	1	9
Net loss	(12)	(14)	2	14	(36)	(24)	(12)	(50)
Reconciliation of net loss to EBITDA excluding non-cash items and a reconciliation of cash used in operating activities to Free Cash Flow:
Net loss	(12)	(14)			(36)	(24)
Interest expense, net(1)	7	6			12	10
Benefit for income taxes	(7)	(7)			(12)	(11)
Fees to Manager-related party	4	7			11	15
Other non-cash expense, net	1	—			1	1
EBITDA excluding non-cash items	(7)	(8)	1	13	(24)	(9)	(15)	(167)
EBITDA excluding non-cash items	(7)	(8)			(24)	(9)
Interest expense, net(1)	(7)	(6)			(12)	(10)
Non-cash interest expense, net(1)	1	2			3	4
(Provision) benefit for current income taxes	(2)	2			4	16
Changes in working capital	(2)	(2)			(2)	(20)
Cash used in operating activities	(17)	(12)			(31)	(19)
Changes in working capital	2	2			2	20
Free cash flow	(15)	(10)	(5)	(50)	(29)	1	(30)	NM
___________
NM — Not meaningful.
(1)Interest expense, net, included non-cash amortization of deferred financing fees and non-cash amortization of debt discount related to the 2.00% Convertible Senior Notes due October 2023.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased for the six months ended June 30, 2020 compared with the six months ended June 30, 2019 primarily due to expenses incurred in connection with our pursuit of strategic alternatives, partially offset by (i) lower costs incurred in connection with the evaluation of various investment and acquisition and disposition opportunities; (ii) the absence of consulting expenses incurred during the first half of 2019 in connection with our evaluation of opportunities to improve efficiencies; and (iii) lower professional services fees, primarily in connection with ongoing litigation.

Results of Operations: Corporate and Other – (continued)
Fees to Manager
Fees to Manager for the quarter and six months ended June 30, 2020 comprise base management fees of $4 million and $11 million, respectively, compared with $7 million and $15 million for the quarter and six months ended June 30, 2019, respectively. Base management fees decreased, as calculated in accordance with the Management Services Agreement, primarily due to the reduction in the market capitalization of our Company and the increase in the holding company cash balance. No performance fees were incurred in either of the current or prior comparable periods.
Interest Expense, net
Cash interest expense, net, increased to $6 million and $9 million for the quarter and six months ended June 30, 2020, respectively, compared with $4 million and $6 million for the quarter and six months ended June 30, 2019, respectively. The increase in cash interest expense is primarily due to higher average debt balances, partially offset by lower weighted average interest rate and lower interest income earned during the quarter and six months ended June 30, 2020.
Other Income, net
Other income, net, decreased for the six months ended June 30, 2020 compared with the six months ended June 30, 2019 primarily as a result of the absence of fee income from a third-party developer of renewable power facilities. The relationship with the developer concluded during July 2019.
Income Taxes
The (Provision) benefit for Current Income Taxes of $4 million for the six months ended June 30, 2020 in the above table reflects the current federal income tax recorded by MIC Hawaii offset in consolidation with losses generated by Corporate and Other.

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
On March 17, 2020, we drew down a total of $874 million on two revolving credit facilities. We drew $599 million on our $600 million holding company level revolving credit facility and drew $275 million on the $350 million revolving credit facility at Atlantic Aviation. The $275 million drawn on the Atlantic Aviation revolving credit facility was subsequently repaid on April 30, 2020 and on May 4, 2020, the revolving credit facility commitments were reduced to $10 million solely with respect to letters of credit then outstanding. The proceeds were additive to our approximately $300 million of cash then on hand. Although we had and continue to have no immediate need for the additional liquidity, the drawdowns were deemed prudent to preserve financial flexibility in light of the disruption in the global markets and the uncertainty of the impact of COVID-19 to our businesses.
In addition to drawing on our holding company level revolving credit facility, we have determined to improve our liquidity and financial flexibility in light of COVID-19 by suspending our quarterly dividend.
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
At June 30, 2020, our consolidated debt outstanding totaled $3,315 million (excluding adjustments for unamortized debt discounts) including the drawings on our revolving credit facility. Our consolidated cash balance totaled $874 million and available capacity under our revolving credit facilities totaled $661 million. With the drawing on the revolving credit facility held in cash, our ratio of net debt/EBITDA was 4.8x at June 30, 2020. Our use of cash to fund a portion of our operations and growth capital projects during 2020, together with an expected lower trailing twelve month EBITDA, will increase our ratio of net debt/EBITDA at year-end.
The following table shows MIC’s debt obligations from continuing operations at July 31, 2020 ($ in millions):

Business	Debt	Weighted Average Remaining Life (in years)	Balance Outstanding	Weighted Average Rate(1)
MIC Corporate	Convertible Senior Notes	3.2	$403	2.00%
	Revolving Facility	1.4	599	2.40%
IMTT	Senior Notes	5.7	600	3.97%
	Tax-Exempt Bonds	5.4	509	2.96%
Atlantic Aviation	Term Loan(2)	5.4	1,010	4.24%
MIC Hawaii	Term Loan(2)	3.0	94	1.92%
	Senior Notes	2.0	100	4.22%
Total		4.3	$3,315	3.32%
___________
(1)Reflects annualized interest rate on all facilities including interest rate hedges.
(2) The weighted average remaining life does not reflect the scheduled amortization on these facilities.

Liquidity and Capital Resources – (continued)

The following table profiles each revolving credit facility from continuing operations at our businesses and at MIC Corporate as of July 31, 2020 ($ in millions):

Business	Debt	Weighted Average Remaining Life (in years)	Undrawn Amount	Interest Rate(1)
MIC Corporate	Revolving Facility	1.4	$1	LIBOR + 2.25%
IMTT	USD Revolving Facility	3.3	550	LIBOR + 1.75%
	CAD Revolving Facility	3.3	50	Bankers' Acceptance Rate + 1.75%
MIC Hawaii	Revolving Facility	2.5	60	LIBOR + 1.25%
Total		3.2	$661
___________
(1) Excludes commitment fees.
We use revolving credit facilities at IMTT, Hawaii Gas and at our holding company as a means of maintaining access to sufficient liquidity to meet future requirements, manage interest expense and fund growth projects. We base our assessment of the sufficiency of our liquidity and capital resources on having approximately $1,535 million of liquidity available comprised of cash on hand and undrawn balances on revolving credit facilities. In addition, we believe we will be able to refinance, extend and/or repay the principal amount of maturing long-term debt on terms that can be supported by our businesses on or before maturity.
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

($ In Millions)	Six Months Ended June 30,		Change Favorable/(Unfavorable)
	2020	2019
	$	$	$	%
Cash provided by operating activities	172	259	(87)	(34)
Cash used in investing activities	(148)	(103)	(45)	(44)
Cash provided by (used in) financing activities	506	(176)	682	NM
___________
NM — Not meaningful.
Operating Activities from Continuing Operations
Cash provided by (used in) operating activities is generally comprised of EBITDA excluding non-cash items (as defined by us), less cash interest, tax and pension payments and changes in working capital. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations” for discussions around the components of EBITDA excluding non-cash items on a consolidated basis from continuing operations and for each of our operating businesses and Corporate and Other above.
The decrease in consolidated cash provided by operating activities from continuing operations for the six months ended June 30, 2020 compared with the six months ended June 30, 2019 was primarily due to:
•a decrease in EBITDA excluding non-cash items; and
•a decrease in the change in accounts payable primarily due to declines in the amount and cost of jet fuel and LPG purchased; partially offset by

Liquidity and Capital Resources – (continued)

•an increase in the change in accounts receivable resulting from a decline in sales activity and lower retail prices on jet fuel; and
•a decrease in current state taxes payable.
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
The increase in consolidated cash used in investing activities from continuing operations for the six months ended June 30, 2020 compared with the six months ended June 30, 2019 resulted from an increase in capital expenditures and an acquisition of an FBO at an airport on which Atlantic Aviation already operated.
Capital Deployment (includes both continuing and discontinued operations)
Capital deployment includes growth capital expenditures and “bolt-on” acquisitions, the majority of which are expected to generate incremental earnings. For the six months ended June 30, 2020 and 2019, growth capital deployed totaled $119 million and $91 million, respectively. We continuously evaluate opportunities to prudently deploy capital in bolt-on acquisitions and growth projects across our existing businesses. In 2020 we are undertaking and expect to undertake primarily contract-backed capital projects to which we have already committed having an aggregate value of between $200 million and $225 million.
Financing Activities from Continuing Operations
Cash provided by financing activities includes new equity and debt issuance primarily to fund acquisitions and capital expenditures. Cash used in financing activities includes dividends paid to our stockholders and the repayment of debt principal balances.
The change from consolidated cash used in financing activities from continuing operations for the six months ended June 30, 2019 to cash provided by financing activities from continuing operations for the six months ended June 30, 2020 resulted from the net drawdowns on our revolving credit facilities in response to the potential impacts of COVID-19 and a decrease in dividends paid.
IMTT
At June 30, 2020, IMTT had $1,109 million of debt outstanding consisting of $600 million of fixed rate senior notes and $509 million of Tax-Exempt Bonds. IMTT also has $600 million of revolving credit facilities that was undrawn at June 30, 2020. Cash interest expense was $20 million in each of the six month periods ended June 30, 2020 and 2019. At June 30, 2020, IMTT was in compliance with its financial covenants.
Atlantic Aviation
At June 30, 2020, Atlantic Aviation had $1,010 million of its senior secured first lien term loan facility outstanding. During the six months ended, Atlantic Aviation drew down $275 million on its $350 million senior secured first lien revolving credit facility, which was subsequently fully repaid on April 30, 2020 and on May 4, 2020, the revolving credit facility commitments were reduced to $10 million solely with respect to letters of credit then outstanding. Cash interest expense was $26 million and $29 million for the six months ended June 30, 2020 and 2019, respectively.
MIC Hawaii
At June 30, 2020, MIC Hawaii had total debt outstanding of $194 million consisting of a $100 million of senior secured note borrowings and $94 million of term loans. MIC Hawaii also has a $60 million revolving credit facility that was at June 30, 2020. Cash interest expense was $4 million in each of the six month periods ended June 30, 2020 and 2019. At June 30, 2020, MIC Hawaii was in compliance with its financial covenants.
MIC Corporate
At June 30, 2020, MIC had $403 million of 2.00% Convertible Senior Notes due October 2023 outstanding. In addition, in response to the potential impacts of COVID-19, during the quarter ended March 31, 2020, MIC Corporate borrowed $599 million under its revolving credit facility which remained outstanding at June 30, 2020. Cash interest expense was $9 million and $6 million for the six months ended June 30, 2020 and 2019, respectively. At June 30, 2020, MIC was in compliance with its financial covenants.

Liquidity and Capital Resources – (continued)

For a description of the material terms of MIC and its businesses' debt facilities, see Note 9, “Long-Term Debt”, in Part II, Item 8, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.
Commitments and Contingencies
Except as noted above, at June 30, 2020, there were no material changes in our commitments and contingencies compared with those at December 31, 2019. At June 30, 2020, we did not have any material purchase obligations. For a discussion of our other future obligations, due by period, under the various contractual obligations, off-balance sheet arrangements and commitments, please see “Liquidity and Capital Resources — Commitments and Contingencies” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 25, 2020.
At June 30, 2020, we did not have any material reserves for contingencies. We have other contingencies occurring in the normal course of business, including pending legal and administrative proceedings that are not reflected at this time as they are not ascertainable.
Our sources of cash to meet these obligations include:
•cash generated from our operations (see “Operating Activities” in “Liquidity and Capital Resources”);
•the issuance of shares or debt securities (see “Financing Activities” in “Liquidity and Capital Resources”);
•refinancing of our current credit facilities on or before maturity (noting that it may be more difficult and/or costly to obtain financing while global markets continue to be disrupted by the impacts of COVID-19 (see “Financing Activities” in “Liquidity and Capital Resources”);
•cash available from our undrawn credit facilities (see “Financing Activities” in “Liquidity and Capital Resources”); and
•if advantageous, sale of all or part of any of our businesses (see “Investing Activities” in “Liquidity and Capital Resources”).
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

Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk, see Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Our exposure to market risk has not changed materially since February 25, 2020, the filing date for our Annual Report on Form 10-K, except as follows:
•reductions in target interest rates by the Federal Reserve that have lowered the cost of borrowing; and
•decreases in the price of crude oil and refined petroleum products, particularly jet fuel, that have lowered the cost of products provided by each of Atlantic Aviation and Hawaii Gas; partially offset by
•the increase in the volatility of equity markets; and
•the impact of lower LPG prices on our commodity hedge contracts.
Interim Goodwill Review
We test for goodwill impairment at the reporting unit level on an annual basis on October 1st of each year and between annual tests if a triggering event indicates the possibility of an impairment. We monitor changing business conditions as well as industry and economic factors, among others, for events which could trigger the need for an interim impairment analysis.
At September 30, 2019, we performed an impairment analysis resulting in the fair value of our reporting units exceeding its aggregate book value by $2.2 billion, or 33%. Approximately $1.9 billion of the excess was attributed to Atlantic Aviation, approximately $280 million to Hawaii Gas and approximately $20 million to IMTT. During the quarters ended June 30, 2020 and March 31, 2020, we performed a goodwill triggering event analysis of our reportable segments due to the potential impact and uncertainty around COVID-19 on our operations.
At IMTT, we looked at the impact of the supply and demand imbalance in the petroleum market and the significant decline in the price of crude oil. COVID-19 and the resulting slowdown in economic activity led to an oversupply of petroleum and other liquid products stored and handled by IMTT. These factors have increased the utilization levels at IMTT to the mid-90s% from the mid-80s% at year ended 2019 and accelerated renewal of some customer contracts. Given the positive impacts to IMTT, we concluded there were no triggering events at IMTT.
At Atlantic Aviation and Hawaii Gas, using the market approach performed in the September 2019 impairment analysis, we performed sensitivities to EBITDA and concluded that it was not more likely than not that the book value of the businesses was greater than the fair value. We began to see signs of recovery for Atlantic Aviation during the second quarter of 2020 and we expect that Hawaii Gas will begin to recover starting within six months and therefore the decrease in business activity is not permanent. We concluded that at June 30, 2020, there were no triggering events at Atlantic Aviation or Hawaii Gas.
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The purpose of disclosure controls is to ensure that information required to be disclosed in our reports filed with or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2020.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the six months ended June 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MACQUARIE INFRASTRUCTURE CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
($ in Millions, Except Share Data)

	June 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$874	$357
Restricted cash	14	1
Accounts receivable, net of allowance for doubtful accounts	62	97
Inventories	26	31
Prepaid expenses	14	13
Income tax receivable	12	11
Other current assets	16	19
Total current assets	1,018	529
Property, equipment, land and leasehold improvements, net	3,231	3,202
Operating lease assets, net	330	336
Investment in unconsolidated business	8	9
Goodwill	2,044	2,043
Intangible assets, net	705	729
Other noncurrent assets	11	13
Total assets	$7,347	$6,861
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Due to Manager-related party	$2	$3
Accounts payable	37	67
Accrued expenses	76	86
Current portion of long-term debt	11	12
Operating lease liabilities - current	20	20
Fair value of derivative liabilities	8	7
Other current liabilities	26	35
Total current liabilities	180	230
Long-term debt, net of current portion	3,254	2,654
Deferred income taxes	679	679
Operating lease liabilities - noncurrent	316	320
Other noncurrent liabilities	176	167
Total liabilities	4,605	4,050
Commitments and contingencies	—	—
See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS – (continued)
($ in Millions, Except Share Data)

	June 30, 2020	December 31, 2019
	(Unaudited)
Stockholders’ equity(1):
Additional paid in capital	$1,127	$1,198
Accumulated other comprehensive loss	(38)	(37)
Retained earnings	1,644	1,641
Total stockholders’ equity	2,733	2,802
Noncontrolling interests	9	9
Total equity	2,742	2,811
Total liabilities and equity	$7,347	$6,861
___________
(1)The Company is authorized to issue the following classes of stock: (i) 500,000,000 shares of common stock, par value $0.001 per share. At June 30, 2020 and December 31, 2019, the Company had 86,969,144 shares and 86,600,302 shares of common stock issued and outstanding, respectively; (ii) 100,000,000 shares of preferred stock, par value $0.001 per share authorized. At June 30, 2020 and December 31, 2019, no preferred stocks were issued or outstanding; and (iii) 100 shares of special stock, par value $0.001 per share, issued and outstanding to its Manager as at June 30, 2020 and December 31, 2019.
See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
($ in Millions, Except Share and Per Share Data)

	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Revenue
Service revenue	$224	$355	$580	$773
Product revenue	37	61	97	125
Total revenue	261	416	677	898
Costs and expenses
Cost of services	75	162	220	330
Cost of product sales	18	45	60	85
Selling, general and administrative	83	84	179	164
Fees to Manager-related party	4	7	11	15
Depreciation	50	48	101	96
Amortization of intangibles	13	15	27	30
Total operating expenses	243	361	598	720
Operating income	18	55	79	178
Other income (expense)
Interest income	—	1	—	4
Interest expense(1)	(33)	(46)	(75)	(88)
Other income (expense), net	2	(2)	3	2
Net (loss) income from continuing operations before income taxes	(13)	8	7	96
Benefit (provision) for income taxes	5	(2)	(4)	(26)
Net (loss) income from continuing operations	(8)	6	3	70

Discontinued Operations(2)
Net income from discontinued operations before income taxes	—	5	—	8
Provision for income taxes	—	(2)	—	—
Net income from discontinued operations	—	3	—	8
Net (loss) income	(8)	9	3	78

Net (loss) income from continuing operations	(8)	6	3	70
Net (loss) income from continuing operations attributable to MIC	(8)	6	3	70
Net income from discontinued operations	—	3	—	8
Less: net loss attributable to noncontrolling interests	—	(2)	—	(3)
Net income from discontinued operations attributable to MIC	—	5	—	11
Net (loss) income attributable to MIC	$(8)	$11	$3	$81
See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS – (continued)
(Unaudited)
($ in Millions, Except Share and Per Share Data)

	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Basic (loss) income per share from continuing operations attributable to MIC	$(0.09)	$0.07	$0.04	$0.81
Basic income per share from discontinued operations attributable to MIC	—	0.06	—	0.13
Basic (loss) income per share attributable to MIC	$(0.09)	$0.13	$0.04	$0.94
Weighted average number of shares outstanding: basic	86,871,892	86,073,372	86,779,432	85,973,308
Diluted (loss) income per share from continuing operations attributable to MIC	$(0.09)	$0.07	$0.04	$0.81
Diluted income per share from discontinued operations attributable to MIC	—	0.06	—	0.13
Diluted (loss) income per share attributable to MIC	$(0.09)	$0.13	$0.04	$0.94
Weighted average number of shares outstanding: diluted	86,871,892	86,099,111	86,838,519	85,998,006
Cash dividends declared per share	$—	$1.00	$—	$2.00
___________
(1)Interest expense includes non-cash losses on derivative instruments of $1 million and $10 million for the quarter and six months ended June 30, 2020, respectively, compared with non-cash losses of $8 million and $12 million for the quarter and six months ended June 30, 2019, respectively.
(2)See Note 4, “Discontinued Operations and Dispositions”, for discussions on businesses classified as held for sale.
See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
($ in Millions)

	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net (loss) income	$(8)	$9	$3	$78
Other comprehensive income (loss), net of taxes:
Translation adjustment (1)	2	2	(1)	2
Other comprehensive income (loss)	2	2	(1)	2
Comprehensive (loss) income	(6)	11	2	80
Less: comprehensive loss attributable to noncontrolling interests	—	(2)	—	(3)
Comprehensive (loss) income attributable to MIC	$(6)	$13	$2	$83
___________
(1)Translation adjustment is presented net of tax expense of $1 million for the quarter ended June 30, 2020 and both the quarter and six month periods ended June 30, 2019. Tax expense related to translation adjustment for the six months ended June 30, 2020 was insignificant. See Note 10, "Stockholders' Equity", for further discussions.
See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
($ in Millions, Except Share Data)

	In Shares		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Special Stock	Common Stock(1)
Balance at March 31, 2020	100	86,814,466	$1,123	$(40)	$1,652	$2,735	$9	$2,744
Issuance of shares to Manager	—	133,288	3	—	—	3	—	3
Stock vested under compensation plans(2)	—	21,390	—	—	—	—	—	—
Stock-based compensation expense	—	—	1	—	—	1	—	1
Comprehensive income (loss), net of taxes	—	—	—	2	(8)	(6)	—	(6)
Balance at June 30, 2020	100	86,969,144	$1,127	$(38)	$1,644	$2,733	$9	$2,742

Balance at December 31, 2019	100	86,600,302	$1,198	$(37)	$1,641	$2,802	$9	$2,811
Issuance of shares to Manager	—	346,653	12	—	—	12	—	12
Stock vested under compensation plans(2)	—	22,490	—	—	—	—	—	—
Stock withheld for taxes on vested stock(2)	—	(301)	—	—	—	—	—	—
Stock-based compensation expense	—	—	4	—	—	4	—	4
Dividends to common stockholders(3)	—	—	(87)	—	—	(87)	—	(87)
Comprehensive (loss) income, net of taxes	—	—	—	(1)	3	2	—	2
Balance at June 30, 2020	100	86,969,144	$1,127	$(38)	$1,644	$2,733	$9	$2,742

Balance at March 31, 2019	100	85,982,332	$1,432	$(30)	$1,555	$2,957	$149	$3,106
Issuance of shares to Manager	—	189,968	7	—	—	7	—	7
Stock vested under compensation plans(2)	—	23,646	1	—	—	1	—	1
Dividends to common stockholders(3)	—	—	(86)	—	—	(86)	—	(86)
Distributions to noncontrolling interests	—	—	—	—	—	—	(1)	(1)
Comprehensive income (loss), net of taxes	—	—	—	2	11	13	(2)	11
Balance at June 30, 2019	100	86,195,946	$1,354	$(28)	$1,566	$2,892	$146	$3,038

Balance at December 31, 2018	100	85,800,303	$1,510	$(30)	$1,485	$2,965	$152	$3,117
Issuance of shares to Manager	—	371,997	15	—	—	15	—	15
Stock vested under compensation plans(2)	—	23,646	1	—	—	1	—	1
Dividends to common stockholders(3)	—	—	(172)	—	—	(172)	—	(172)
Distributions to noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Comprehensive income (loss), net of taxes	—	—	—	2	81	83	(3)	80
Balance at June 30, 2019	100	86,195,946	$1,354	$(28)	$1,566	$2,892	$146	$3,038
___________
(1)The Company is authorized to issue 500,000,000 shares of common stock with a par value $0.001 per share.
(2)Stocks vested and issued under the 2016 Omnibus Employee Incentive Plan and 2014 Independent Directors' Equity Plan. Under the 2016 Omnibus Employee Incentive Plan, shares are withheld for the employee portion of taxes on vested awards and are available for future grants.
(3)See Note 13, “Related Party Transactions”, for cash dividends paid on shares for each period.
See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
($ in Millions)

	Six Months Ended June 30,
	2020	2019
Operating activities
Net income from continuing operations	$3	$70
Adjustments to reconcile net income to net cash provided by operating activities from continuing operations:
Depreciation and amortization of property and equipment	101	96
Amortization of intangible assets	27	30
Amortization of debt financing costs	5	5
Amortization of debt discount	1	2
Adjustments to derivative instruments	6	22
Fees to Manager-related party	11	15
Deferred taxes	2	17
Other non-cash expense, net	9	9
Changes in other assets and liabilities, net of acquisitions:
Accounts receivable	32	(2)
Inventories	6	(1)
Prepaid expenses and other current assets	(1)	(11)
Accounts payable and accrued expenses	(28)	1
Income taxes payable	(2)	3
Other, net	—	3
Net cash provided by operating activities from continuing operations	172	259
Investing activities
Acquisitions of businesses and investments, net of cash, cash equivalents and restricted cash acquired	(13)	—
Purchases of property and equipment	(135)	(102)
Loan to project developer	—	(1)
Net cash used in investing activities from continuing operations	(148)	(103)
Financing activities
Proceeds from long-term debt	874	—
Payment of long-term debt	(281)	(3)
Dividends paid to common stockholders	(87)	(172)
Debt financing costs paid	—	(1)
Net cash provided by (used in) financing activities from continuing operations	506	(176)
Net change in cash, cash equivalents and restricted cash from continuing operations	530	(20)
See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS – (continued)
(Unaudited)
($ in Millions)

	Six Months Ended June 30,
	2020	2019
Cash flows (used in) provided by discontinued operations:
Net cash used in operating activities	$—	$(11)
Net cash used in investing activities	—	(16)
Net cash provided by financing activities	—	27
Net cash provided by discontinued operations	—	—
Net change in cash, cash equivalents and restricted cash	530	(20)
Cash, cash equivalents and restricted cash, beginning of period	358	629
Cash, cash equivalents and restricted cash, end of period	$888	$609

Supplemental disclosures of cash flow information from continuing operations:
Non-cash investing and financing activities:
Accrued purchases of property and equipment	$20	$13
Leased assets obtained in exchange for new operating lease liabilities	6	2
Taxes paid, net	4	6
Interest paid, net	59	67
The following table provides a reconciliation of cash, cash equivalents and restricted cash from both continuing and discontinued operations reported within the consolidated condensed balance sheets that is presented in the consolidated condensed statements of cash flows:

	As of June 30,
	2020	2019
Cash and cash equivalents	$874	$573
Restricted cash	14	17
Cash, cash equivalents and restricted cash included in assets held for sale(1)	—	19
Total of cash, cash equivalents and restricted cash shown in the consolidated condensed statement of cash flows	$888	$609
___________
(1)Represents cash, cash equivalents and restricted cash related to businesses classified as held for sale. See Note 4, “Discontinued Operations and Dispositions”, for further discussion.
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
The Company owns its businesses through its direct wholly-owned subsidiary MIC Ohana Corporation, the successor to Macquarie Infrastructure Company Inc. The Company owns and operates a portfolio of infrastructure and infrastructure-like businesses that provide services to corporations, government agencies and individual customers primarily in the United States (U.S.). The Company's operations are organized into four segments:
•International-Matex Tank Terminals (IMTT):  a business providing bulk liquid storage and handling services to third-parties at 17 terminals in the U.S. and two in Canada;
•Atlantic Aviation:  a provider of jet fuel, terminal, aircraft hangaring and other services primarily to operators of general aviation (GA) jet aircraft at 70 airports throughout the U.S.;
•MIC Hawaii:  comprising a company that processes and distributes gas and provides related services (Hawaii Gas) and several smaller businesses collectively engaged in efforts to reduce the cost and improve the reliability and sustainability of energy in Hawaii; and
•Corporate and Other:  comprising MIC Corporate (holding company headquarters in New York City) and a shared services center in Plano, Texas.
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
The consolidated balance sheet at December 31, 2019 has been derived from audited financial statements but does not include all of the information and notes required by GAAP for complete financial statements. Certain reclassifications were made to the consolidated financial statements for the prior period to conform to current period presentation.

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
2. Basis of Presentation– (continued)

The interim financial information contained herein should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on February 25, 2020. Operating results for the quarter and six months ended June 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or for any future interim periods.
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
At December 31, 2019, the Company had $40 million of commercial paper included in cash and cash equivalents. Commercial paper consists of maturities of three months or less and are issued by counterparties with Standard & Poor's rating of A1+ or higher. The Company did not have any commercial paper at June 30, 2020.
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
Recently Issued Accounting Standards
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of Effects of Reference Rate Reform on Financial Reporting, which provides practical expedients and exceptions for applying GAAP to contracts, hedging relationships and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the amendments in this update apply only to contracts, hedging relationships and other transactions that reference the London interbank offered rate (LIBOR) or another reference rate expected to be discontinued as a result of reference rate reform. These amendments are not applicable to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. ASU No. 2020-04 is effective as of March 12, 2020, through December 31, 2022, and may be applied to contract modifications and hedging relationships from the beginning of an interim period that includes or is subsequent to March 12, 2020. The Company will evaluate the impact of the adoption of this ASU.

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
3. Impact of COVID-19
Impact to MIC Businesses
The impact of COVID-19 has varied across the portfolio of businesses. The reduction in consumption of refined petroleum products associated with the slowing of economic activity has resulted in increased demand for storage of these products and driven improved performance at IMTT. Conversely, stay-at-home orders and limitations on travel have significantly reduced demand for the products and services provided by its Atlantic Aviation and MIC Hawaii businesses. While GA flight activity began to recover during the second quarter from the low levels recorded in late March and April, the near absence of tourism in Hawaii continues to limit gas sales. The businesses are not unique in these respects. The petroleum storage industry has, in general, performed well during the pandemic while the travel and tourism industries, and the businesses reliant on them, have been negatively affected.
In light of the ongoing impacts of the pandemic on the Company, the reduced level of economic activity and uncertainty around the timing of any recovery from the impact of the pandemic, the Company withdrew its financial guidance it had provided to the market on February 25, 2020. Operations are ongoing at each of its businesses. The Company has good visibility into the financial performance of IMTT given the contracted nature of its storage revenue, although declines in end user demand could reduce revenue from the provision of uncontracted ancillary services such as blending, packaging or throughput. Revenue from ancillary services in the second quarter was largely flat with the prior comparable period. The majority of the revenue generated by Atlantic Aviation and a substantial portion of that generated by MIC Hawaii is subject to consumer preference, meaning the Company has limited visibility into the prospects for these businesses over the short to medium term.
A relaxation of travel restrictions and stay-at-home orders contributed to the partial recovery in GA flight activity and the performance of Atlantic Aviation in the second quarter. The Federal Aviation Administration reported that U.S. domestic GA flight activity in June was approximately 82% of levels achieved in the prior comparable period, up from approximately 28% in April. Further recovery is likely to depend on the continued rollback of lockdown measures leading to a pickup in business, international and event-driven activity. Tourism in Hawaii has yet to begin to recover and an increase is dependent on consumer travel preferences, an absence of any COVID-19 resurgence resulting in a prolonged lockdown of a significant portion of U.S. and an easing of Hawaii's mandatory quarantine policies. Despite these challenges, each of Atlantic Aviation and MIC Hawaii has benefited from the generation of stable resilient revenue from tenants leasing hangars in the case of Atlantic Aviation and primarily residential consumption of gas in the case of MIC Hawaii.
Impact to Liquidity and Balance Sheet
In light of the disruption in the global markets and the unpredictability of the sustained impact to its businesses caused by COVID-19, during March and April 2020, the Company took certain measures to preserve financial flexibility and increased the strength of its balance sheet and its liquidity position.
In March 2020, the Company suspended its cash dividend. In addition, in March 2020, the Company drew down a total of $874 million on revolving credit facilities including $599 million on its MIC holding company level revolving credit facility and $275 million on the Atlantic Aviation revolving credit facility. The proceeds were additive to the approximately $300 million of cash then on hand. The cash drawn on the MIC holding company revolving credit facility remains on its balance sheet and, assuming the Company maintains existing levels of performance of its businesses, the Company does not foresee using that cash. At June 30, 2020, there has been no material deterioration in accounts receivable at any of the operating businesses. If the economic impact of the pandemic is protracted, collection times and the value of uncollectible accounts could increase.

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
3. Impact of COVID-19 – (continued)

On April 30, 2020, Atlantic Aviation fully repaid the outstanding balance on its revolving credit facility and effective May 4, 2020, the revolving credit facility commitments were reduced to $10 million solely with respect to letters of credit then outstanding. In connection with the repayment of the revolving credit facility and reduction in commitments, Atlantic Aviation and its lenders amended the credit agreement to remove the covenant requiring the Company to maintain a ratio of net debt/EBITDA at or below 5.5x over a trailing twelve-month period. Such financial covenant will not be applicable so long as letters of credit issued under the credit facility are cash collateralized and rolled over to stand-alone letter of credit facilities upon renewal.
With the steps taken to strengthen its financial position summarized above, the Company has no immediate need for additional capital. Subsequent to the repayment and reduction in commitments related to the Atlantic Aviation revolving credit facility, the Company has approximately $1,535 million of liquidity available comprised of cash on hand and undrawn balances on its revolving credit facilities. Over the next twelve months, the Company currently expects to fund its operations, service its debt, make state tax payments, fund essential maintenance capital expenditures, deploy growth capital and make required principal repayments using cash generated from the operations of its businesses and cash on hand.
At June 30, 2020, each of the operating businesses and MIC Corporate were in compliance with their financial covenants in accordance with its debt agreements.
Impact to Goodwill and Long-Lived Assets
Due to the potential impact and uncertainty of COVID-19 on the Company's operations, the Company performed a triggering event analysis on its goodwill, property, equipment, land and leasehold improvements and intangible assets at a reportable segment level during the quarters ended June 30, 2020 and March 31, 2020. Based on the Company’s interim assessment as of June 30, 2020, the Company determined that there were no triggering events that required an interim impairment analysis of its goodwill, property, equipment, land and leasehold improvements and intangible assets.
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
Summarized financial information for discontinued operations included in the Company’s consolidated condensed statement of operations for the quarter and six months ended June 30, 2019 are as follows ($ in millions):

	Quarter Ended June 30, 2019	Six Months Ended June 30, 2019
Product revenue	$18	$34
Cost of product sales	(3)	(6)
Selling, general & administrative expenses	(3)	(7)
Interest expense, net	(7)	(12)
Other expense, net	—	(1)
Net income from discontinued operations before income taxes	$5	$8
Provision for income taxes	(2)	—
Net income from discontinued operations	$3	$8
Less: net loss attributable to noncontrolling interests	(2)	(3)
Net income from discontinued operations attributable to MIC	$5	$11
5. Income per Share
Following is a reconciliation of the basic and diluted (loss) income per share computations ($ in millions, except share and per share data):

	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Numerator:
Net (loss) income from continuing operations attributable to MIC	$(8)	$6	$3	$70
Diluted net (loss) income from continuing operations attributable to MIC	$(8)	$6	$3	$70
Basic and diluted net income from discontinued operations attributable to MIC	$—	$5	$—	$11
Denominator:
Weighted average number of shares outstanding: basic	86,871,892	86,073,372	86,779,432	85,973,308
Dilutive effect of restricted stock unit grants(1)	—	25,739	59,087	24,698
Weighted average number of shares outstanding: diluted	86,871,892	86,099,111	86,838,519	85,998,006
___________
(1)Dilutive effect of restricted stock unit grants includes grants to independent directors under the 2014 Independent Directors' Equity Plan and certain employees of the Company's operating businesses under the 2016 Omnibus Employee Incentive Plan.

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
5. Income per Share - (continued)

	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Income per share:
Basic (loss) income per share from continuing operations attributable to MIC	$(0.09)	$0.07	$0.04	$0.81
Basic income per share from discontinued operations attributable to MIC	—	0.06	—	0.13
Basic (loss) income per share attributable to MIC	$(0.09)	$0.13	$0.04	$0.94
Diluted (loss) income per share from continuing operations attributable to MIC	$(0.09)	$0.07	$0.04	$0.81
Diluted income per share from discontinued operations attributable to MIC	—	0.06	—	0.13
Diluted (loss) income per share attributable to MIC	$(0.09)	$0.13	$0.04	$0.94

The following represents the weighted average potential dilutive shares of common stock that were excluded from the diluted income per share calculation:

	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Restricted stock unit grants	87,059	—	—	—
2.875% Convertible Senior Notes due July 2019(1)	—	4,408,660	—	4,396,058
2.00% Convertible Senior Notes due October 2023	3,634,173	3,634,173	3,634,173	3,634,173
Total	3,721,232	8,042,833	3,634,173	8,030,231
___________
(1)On July 15, 2019, the Company fully repaid the outstanding balance on the 2.875% Convertible Senior Notes due July 2019 at maturity using cash on hand. The weighted average shares reflect the “if-converted” impact to dilutive common stock through the maturity date of the Note.
6. Property, Equipment, Land and Leasehold Improvements
Property, equipment, land and leasehold improvements at June 30, 2020 and December 31, 2019 consisted of the following ($ in millions):

	June 30, 2020	December 31, 2019
Land	$319	$319
Buildings	40	40
Leasehold and land improvements	835	813
Machinery and equipment	2,972	2,951
Furniture and fixtures	53	52
Construction in progress	222	143
	4,441	4,318
Less: accumulated depreciation	(1,210)	(1,116)
Property, equipment, land and leasehold improvements, net	$3,231	$3,202

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

7. Intangible Assets and Goodwill
Intangible assets at June 30, 2020 and December 31, 2019 consisted of the following ($ in millions):

	June 30, 2020	December 31, 2019
Contractual arrangements	$923	$921
Non-compete agreements	14	14
Customer relationships	352	352
Trade names	16	16
Technology	9	9
	1,314	1,312
Less: accumulated amortization	(609)	(583)
Intangible assets, net	$705	$729
 The goodwill balance by reportable segments as of June 30, 2020 is comprised of the following ($ in millions):

	IMTT	Atlantic Aviation	MIC Hawaii	Total
Goodwill acquired in business combinations, net of disposals, at December 31, 2019	$1,430	$619	$123	$2,172
Accumulated impairment charges	—	(123)	(3)	(126)
Other	(2)	(1)	—	(3)
Balance at December 31, 2019	1,428	495	120	2,043
Goodwill related to 2020 acquisition	—	1	—	1
Balance at June 30, 2020	$1,428	$496	$120	$2,044

The Company tests for goodwill impairment at the reporting unit level on an annual basis on October 1st of each year and between annual tests if a triggering event indicates impairment. The Company monitors changing business conditions as well as industry and economic factors, among others, for events which could trigger the need for an interim impairment analysis.
At September 30, 2019, the Company performed an impairment analysis resulting in the fair value of our reporting units exceeding its aggregate book value by $2.2 billion, or 33%. Approximately $1.9 billion of the excess was attributed to Atlantic Aviation, approximately $280 million to Hawaii Gas and approximately $20 million to IMTT. During the quarters ended June 30, 2020 and March 31, 2020, the Company performed a goodwill triggering event analysis of its reportable segments due to the potential impact and uncertainty around COVID-19 on its operations.
At IMTT, the Company looked at the impact of the supply and demand imbalance in the petroleum market and the significant decline in the price of crude oil. COVID-19 and the resulting slowdown in economic activity led to an oversupply of petroleum and other liquid products stored and handled by IMTT. These factors have increased the utilization levels at IMTT to the mid-90s% from the mid-80s% at year ended 2019 and accelerated renewal of some customer contracts. Given the positive impacts to IMTT, the Company concluded there were no triggering events at IMTT.
At Atlantic Aviation and Hawaii Gas, using the market approach performed in the September 2019 impairment analysis, the Company performed sensitivities to EBITDA and concluded that it was not more likely than not that the book value of the businesses was greater than the fair value. The Company began to see signs of recovery for Atlantic Aviation during the second quarter of 2020 and expects that Hawaii Gas will begin to recover starting within six months and therefore the decrease in business activity is not permanent. The Company concluded that at June 30, 2020, there were no triggering events at Atlantic Aviation or Hawaii Gas.

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
8. Long-Term Debt
At June 30, 2020 and December 31, 2019, the Company’s consolidated long-term debt balance comprised of the following ($ in millions):

	June 30, 2020	December 31, 2019
IMTT	$1,109	$1,109
Atlantic Aviation	1,010	1,015
MIC Hawaii	194	195
MIC Corporate	988	388
Total	3,301	2,707
Current portion	(11)	(12)
Long-term portion	3,290	2,695
Unamortized deferred financing costs(1)	(36)	(41)
Long-term portion less unamortized debt discount and deferred financing costs	$3,254	$2,654
___________
(1)The weighted average remaining life of the deferred financing costs at June 30, 2020 was 4.9 years.
At June 30, 2020, the total undrawn capacity on the revolving credit facilities was $661 million. On March 17, 2020, the Company drew down a total of $874 million on two revolving credit facilities. This comprised of $599 million on its $600 million holding company level revolving credit facility and $275 million on the $350 million revolving credit facility at Atlantic Aviation. Although the Company does not have immediate need for the additional liquidity, the drawdowns were deemed prudent to preserve financial flexibility in light of the disruption in the global markets and the unpredictability of the sustained impact to its businesses caused by COVID-19. See Atlantic Aviation below for discussions on subsequent repayment and amendment to its revolving credit facility.
MIC Corporate
At June 30, 2020, MIC Corporate had $599 million of its $600 million senior secured revolving credit facility drawn. The proceeds of this borrowing may be used for working capital, general corporate or other purposes. The senior secured revolving credit facility was undrawn at December 31, 2019.
2.00% Convertible Senior Notes due October 2023 (2.00% Convertible Senior Notes)
At June 30, 2020 and December 31, 2019, the Company had $389 million and $388 million, respectively, outstanding on its seven-year, 2.00% Convertible Senior Notes. At June 30, 2020 and December 31, 2019, the fair value of the liability component of the Notes was approximately $340 million and $370 million, respectively. At June 30, 2020, the conversion rate was 9.0290 shares of common stock per $1,000 principal amount.
The 2.00% Convertible Senior Notes consisted of the following ($ in millions):

	June 30, 2020	December 31, 2019
Liability Component:
Principal	$403	$403
Unamortized debt discount	(14)	(15)
Long-term debt, net of unamortized debt discount	389	388
Unamortized deferred financing costs	(5)	(6)
Net carrying amount	$384	$382
Equity Component	$27	$27

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
8. Long-Term Debt  – (continued)
For the quarter and six month periods ended June 30, 2020 and 2019, the Company recognized $3 million and $6 million in interest expense, respectively, related to the 2.00% Convertible Senior Notes, of which $2 million and $4 million, respectively, related to the principal portion outstanding. The remaining portion of the interest expense related to the amortization of debt discount and deferred financing costs.
IMTT
At June 30, 2020 and December 31, 2019, IMTT had $600 million of fixed rate senior notes and $509 million of Tax-Exempt Bonds outstanding. IMTT also had $600 million in revolving credit facilities that remained undrawn at June 30, 2020 and December 31, 2019. At June 30, 2020 and December 31, 2019, the fair value of the fixed rate senior notes was approximately $660 million and $635 million, respectively.
Atlantic Aviation
At June 30, 2020 and December 2019, Atlantic Aviation had $1,010 million and $1,015 million, respectively, outstanding on its seven-year senior secured first lien term loan facility. Atlantic Aviation also had a five-year, $350 million senior secured first lien revolving credit facility that was undrawn at December 31, 2019.
As noted above, Atlantic Aviation drew down $275 million on its revolving credit facility on March 17, 2020. On April 30, 2020, Atlantic Aviation fully repaid the outstanding balance on its revolving credit facility and effective May 4, 2020, reduced the commitments on this facility to $10 million solely with respect to letters of credit then outstanding. The amendment of the facility eliminates any leverage-based maintenance covenant on the Atlantic Aviation term loan as long as the letters of credit issued under the facility are cash collateralized and rolled over to standalone letters of credit facilities upon renewal.

MIC Hawaii
At June 30, 2020 and December 2019, Hawaii Gas had $100 million of fixed rate senior notes outstanding, that had a fair value of approximately $105 million at both periods. Hawaii Gas also had an $80 million term loan outstanding and a $60 million revolving credit facility that remained undrawn at June 30, 2020 and December 31, 2019.
In addition, MIC Hawaii's solar facilities had a term loan outstanding of $14 million and $15 million at June 30, 2020 and December 31, 2019, respectively.
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
At June 30, 2020, the Company had $3,315 million of current and long-term debt (excluding adjustments for unamortized debt discounts), of which $865 million was economically hedged with interest rate contracts, $1,103 million was fixed rate debt and $1,347 million was unhedged. The Company does not use hedge accounting. All movements in the fair value of the interest rate derivatives are recorded directly through earnings.
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
The Company’s fair value measurements of its derivative instruments and the related location of the assets and liabilities within the consolidated condensed balance sheets at June 30, 2020 and December 31, 2019 were ($ in millions):

	Assets (Liabilities) at Fair Value
Balance Sheet Classification	June 30, 2020	December 31, 2019
Fair value of derivative instruments - other current assets	$—	$3
Fair value of derivative instruments - other noncurrent assets	—	2
Total derivative contracts - assets	$—	$5
Fair value of derivative instruments - current liabilities	$(8)	$(7)
Total derivative contracts – liabilities	$(8)	$(7)

The Company’s hedging activities for the quarters and six months ended June 30, 2020 and 2019 and the related location within the consolidated condensed statements of operations were ($ in millions):

Income Statement Classification	Amount of (Loss) Gain Recognized in Consolidated Condensed Statements of Operations
	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest expense - interest rate caps	$—	$(4)	$(3)	$(6)
Interest expense - interest rate swaps	(1)	(4)	(7)	(6)
Cost of product sales - commodity swaps	4	(6)	(1)	(5)
Total	$3	$(14)	$(11)	$(17)
10. Stockholders' Equity
Macquarie Infrastructure Corporation Short-Term Incentive Plan (STIP) for MIC Operating Businesses —  Restricted Stock Units (RSUs)
During the first quarter of 2019, the Company established the STIP to provide cash and stock-based incentives to eligible employees of its operating businesses under the Company’s 2016 Omnibus Employee Incentive Plan (2016 Plan). In general, the cash component comprises approximately 75% of any incentive award and is paid in a lump-sum. The remaining 25% of any incentive award is in the form of RSUs representing an interest in the common stock of the Company. RSUs are granted following assessment of performance against Key Performance Indicators post the one-year performance period and vest in two equal annual installments following the grant date.
The following represents unvested STIP RSU grants through June 30, 2020:

	STIP Grants (at Target)
	Number of RSUs (in units)	Weighted Average Grant-Date Fair Value (per share)
Unvested balance at December 31, 2019	—	$—
Granted	55,661	24.50
Forfeited	(1,119)	24.50
Unvested balance at June 30, 2020	54,542	$24.50

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
10. Stockholders’ Equity – (continued)
At June 30, 2020, the grant date fair value of the unvested awards was approximately $1 million, of which an insignificant amount of compensation expense was recorded for the quarter and six months ended June 30, 2020. At June 30, 2020, the unrecognized compensation cost related to unvested RSU awards is expected to be recognized over a weighted-average period of 1.3 years.
From time to time, the Company can issue RSUs to award or retain employees, or to attract new employees, or other reasons by providing special grants of RSUs. Vesting dates and terms can vary for each award at the discretion of the Company.
The following represents unvested Special RSU grants through June 30, 2020:

	Special RSU Grants
	Number of RSUs (in units)	Weighted Average Grant-Date Fair Value (per share)
Unvested balance at December 31, 2018	—	$—
Granted	6,067	40.30
Unvested balance at December 31, 2019	6,067	40.30
Vested	(1,100)	40.30
Unvested balance at June 30, 2020	4,967	$40.30

Compensation expense related to the Special RSU grants for the quarter and six months ended June 30, 2020 was not significant and is expected to be recognized over a weighted-average period of 0.8 years.
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
The following represents unvested LTIP PSU grants through June 30, 2020 at the target level of performance:

	LTIP Grants (at Target)
	Number of PSUs (in units)	Weighted Average Grant-Date Fair Value (per share)
Unvested balance at December 31, 2018	—	$—
Granted	134,671	39.59
Forfeited	(9,477)	39.26
Unvested balance at December 31, 2019	125,194	39.62
Forfeited	(5,416)	39.26
Unvested balance at June 30, 2020	119,778	$39.64

At June 30, 2020, depending upon actual performance, the number of PSUs to be issued will vary from zero to 221,088, net of forfeitures. At June 30, 2020, the grant date fair value of the unvested awards was approximately $5 million, reflecting target performance by all participants. During the quarter and six months ended June 30, 2020, the Company recognized approximately $1 million of compensation expense related to the LTIP. At June 30, 2020, the unrecognized compensation cost related to unvested PSU awards was approximately $3 million at target level performance. If target level performance is achieved, the unrecognized cost is expected to be recognized over a weighted-average period of 1.5 years.

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
10. Stockholders’ Equity – (continued)
Accumulated Other Comprehensive Loss, net of taxes
The following represents the changes and balances to the components of accumulated other comprehensive loss, net of taxes, for the six months ended June 30, 2020 and 2019 ($ in millions):

	Post-Retirement Benefit Plans, net of taxes	Translation Adjustment, net of taxes(1)	Total Stockholders’ Accumulated Other Comprehensive Loss, net of taxes
Balance at December 31, 2018	$(16)	$(14)	$(30)
Translation adjustment	—	2	2
Balance at June 30, 2019	$(16)	$(12)	$(28)

Balance at December 31, 2019	$(25)	$(12)	$(37)
Translation adjustment	—	(1)	(1)
Balance at June 30, 2020	$(25)	$(13)	$(38)
___________
(1)Translation adjustment is presented net of tax expense of $1 million for the six months ended June 30, 2019. Tax expense related to translation adjustment for the six months ended June 30, 2020 was insignificant.
11. Reportable Segments
At June 30, 2020, the Company’s businesses consisted of four reportable segments: IMTT, Atlantic Aviation, MIC Hawaii and Corporate and Other.
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

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
11. Reportable Segments  – (continued)
Revenue from external customers for the Company’s consolidated reportable segments were ($ in millions):

	Quarter Ended June 30, 2020
	IMTT	Atlantic Aviation	MIC Hawaii	Total Reportable Segments
Service revenue
Terminal services	$19	$—	$—	$19
Lease	100	—	—	100
Fuel	—	58	—	58
Hangar	—	24	—	24
Other	1	22	—	23
Total service revenue	120	104	—	224
Product revenue
Lease	—	—	1	1
Gas	—	—	32	32
Other	—	—	4	4
Total product revenue	—	—	37	37
Total revenue	$120	$104	$37	$261

	Quarter Ended June 30, 2019
	IMTT	Atlantic Aviation	MIC Hawaii	Total Reportable Segments
Service revenue
Terminal services	$22	$—	$—	$22
Lease	95	—	—	95
Fuel	—	173	—	173
Hangar	—	23	—	23
Other	2	40	—	42
Total service revenue	119	236	—	355
Product revenue
Lease	—	—	1	1
Gas	—	—	57	57
Other	—	—	3	3
Total product revenue	—	—	61	61
Total revenue	$119	$236	$61	$416

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
11. Reportable Segments  – (continued)

	Six Months Ended June 30, 2020
	IMTT	Atlantic Aviation	MIC Hawaii	Total Reportable Segments
Service revenue
Terminal services	$56	$—	$—	$56
Lease	193	—	—	193
Fuel	—	208	—	208
Hangar	—	49	—	49
Other	3	71	—	74
Total service revenue	252	328	—	580
Product revenue
Lease	—	—	2	2
Gas	—	—	89	89
Other	—	—	6	6
Total product revenue	—	—	97	97
Total revenue	$252	$328	$97	$677

	Six Months Ended June 30, 2019
	IMTT	Atlantic Aviation	MIC Hawaii	Intercompany Adjustments	Total Reportable Segments
Service revenue
Terminal services	$46	$—	$—	$—	$46
Lease	230	—	—	(1)	229
Fuel	—	354	—	—	354
Hangar	—	46	—	—	46
Other	4	94	—	—	98
Total service revenue	280	494	—	(1)	773
Product revenue
Lease	—	—	2	—	2
Gas	—	—	117	—	117
Other	—	—	6	—	6
Total product revenue	—	—	125	—	125
Total revenue	$280	$494	$125	$(1)	$898

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

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
11. Reportable Segments  – (continued)

	Quarter Ended June 30, 2020
	IMTT	Atlantic Aviation	MIC Hawaii	Corporate and Other	Total Reportable Segments
Net income (loss)	$16	$(17)	$5	$(12)	$(8)
Interest expense, net	10	14	2	7	33
Provision (benefit) for income taxes	6	(6)	2	(7)	(5)
Depreciation and amortization	34	25	4	—	63
Fees to Manager-related party	—	—	—	4	4
Other non-cash expense (income), net	2	1	(6)	1	(2)
EBITDA excluding non-cash items	$68	$17	$7	$(7)	$85

	Quarter Ended June 30, 2019
	IMTT	Atlantic Aviation	MIC Hawaii	Corporate and Other	Total Reportable Segments
Net income (loss)	$9	$9	$2	$(14)	$6
Interest expense, net	15	22	2	6	45
Provision (benefit) for income taxes	4	4	1	(7)	2
Depreciation and amortization	33	26	4	—	63
Fees to Manager-related party	—	—	—	7	7
Other non-cash expense, net	3	1	5	—	9
EBITDA excluding non-cash items	$64	$62	$14	$(8)	$132

	Six Months Ended June 30, 2020
	IMTT	Atlantic Aviation	MIC Hawaii	Corporate and Other	Total Reportable Segments
Net income (loss)	$34	$(3)	$8	$(36)	$3
Interest expense, net	25	33	5	12	75
Provision (benefit) for income taxes	13	(1)	4	(12)	4
Depreciation and amortization	68	52	8	—	128
Fees to Manager-related party	—	—	—	11	11
Other non-cash expense (income), net	5	2	(3)	1	5
EBITDA excluding non-cash items	$145	$83	$22	$(24)	$226

	Six Months Ended June 30, 2019
	IMTT	Atlantic Aviation	MIC Hawaii	Corporate and Other	Total Reportable Segments
Net income (loss)	$50	$34	$10	$(24)	$70
Interest expense, net	28	41	5	10	84
Provision (benefit) for income taxes	20	13	4	(11)	26
Depreciation and amortization	66	52	8	—	126
Fees to Manager-related party	—	—	—	15	15
Other non-cash expense, net	4	1	7	1	13
EBITDA excluding non-cash items	$168	$141	$34	$(9)	$334

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
11. Reportable Segments  – (continued)
Reconciliations of total reportable segments’ EBITDA excluding non-cash items to consolidated net (loss) income from continuing operations before income taxes were ($ in millions):

	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Total reportable segments EBITDA excluding non-cash items	$85	$132	$226	$334
Interest income	—	1	—	4
Interest expense	(33)	(46)	(75)	(88)
Depreciation and amortization	(63)	(63)	(128)	(126)
Fees to Manager-related party	(4)	(7)	(11)	(15)
Other income (expense), net	2	(9)	(5)	(13)
Total consolidated net (loss) income from continuing operations before income taxes	$(13)	$8	$7	$96

Capital expenditures, on a cash basis, for the Company’s reportable segments were ($ in millions):

	Quarter Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
IMTT	$51	$38	$106	$64
Atlantic Aviation	10	14	21	27
MIC Hawaii	3	5	8	10
Corporate and Other	—	1	—	1
Total capital expenditures of reportable segments	$64	$58	$135	$102

Property, equipment, land and leasehold improvements, net, and total assets for the Company’s reportable segments were ($ in millions):

	Property, Equipment, Land and Leasehold Improvements, net		Total Assets
	June 30, 2020	December 31, 2019	June 30, 2020	December 31, 2019
IMTT	$2,358	$2,323	$4,120	$4,172
Atlantic Aviation	562	567	1,934	2,060
MIC Hawaii	301	301	519	537
Corporate and Other	10	11	774	92
Total consolidated assets	$3,231	$3,202	$7,347	$6,861

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
12. Long-Term Contracted Revenue
Long-term contracted revenue consists of revenue from future minimum lease revenue accounted in accordance with ASC 842, Leases, and estimated revenue to be recognized in the future related to performance conditions that are unsatisfied or partially unsatisfied accounted for in accordance with ASC 606, Revenue from Contracts with Customers. The recognition pattern for contracts that are considered leases is generally consistent with the recognition pattern that would apply if such contracts were not accounted for as leases and were instead accounted for under ASC 606. Accordingly, the Company has combined the required lessor disclosures for future lease income with the disclosures for contracted revenue in the table below. The following long-term contracted revenue were in existence at June 30, 2020 ($ in millions):

	Lease Revenue (ASC 842)	Contract Revenue (ASC 606)	Total Long-Term Revenue
2020 remaining	$180	$44	$224
2021	206	47	253
2022	121	32	153
2023	80	23	103
2024	33	9	42
Thereafter	127	20	147
Total	$747	$175	$922

The above table does not include the future minimum lease revenue from the renewable businesses within the MIC Hawaii reportable segment. The payments from these leases are considered variable as they are based on the output of the underlying assets (i.e. energy generated).
13. Related Party Transactions
Management Services
At June 30, 2020 and December 31, 2019, the Manager held 13,600,444 shares and 13,253,791 shares, respectively, of the Company’s common stock. Pursuant to the terms of the Third Amended and Restated Management Services Agreement (Management Services Agreement), the Manager may sell these shares at any time. Under the Management Services Agreement, the Manager, at its option, may reinvest base management fees and performance fees, if any, in shares of the Company. The Manager’s holdings at June 30, 2020 represented 15.64% of the Company's outstanding common stock.
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
In accordance with the Management Services Agreement, the Manager is entitled to a monthly base management fee based primarily on the Company’s market capitalization, and potentially a quarterly performance fee based on total stockholder

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
13. Related Party Transactions  – (continued)
returns relative to a U.S. utilities index. Currently, the Manager has elected to reinvest the future base management fees and performance fees, if any, in additional shares. For the quarter and six months ended June 30, 2020, the Company incurred base management fees of $4 million and $11 million, respectively, compared with $7 million and $15 million for the quarter and six months ended June 30, 2019, respectively. The Company did not incur any performance fees for the quarters and six months periods ended June 30, 2020 and 2019.
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
The Disposition Agreement provides that if a QTE occurs on or prior to January 1, 2022 (subject to extension under certain circumstances for up to six months thereafter), then the Company will pay its Manager an additional payment of $25 million. The Disposition Agreement further provides that its Manager will receive a make-whole payment following a QTE, to the extent that the aggregate management fees paid to its Manager through the date of the QTE were less than (i) $20 million per year for the two years following the date of the Disposition Agreement and (ii) $10 million per year for any period thereafter. In addition, following a QTE, its Manager will be paid in cash all accrued and unpaid management fees, including fees of $8.5 million waived in accordance with the Limited Waiver, which waived fees would have been payable through October 31, 2019. The Manager has agreed not to exercise its right to retract the Limited Waiver for periods after October 31, 2019 and prior to the termination of the Disposition Agreement. The Disposition Agreement will terminate on the earlier to occur of (i) the termination of the Management Services Agreement and (ii) the sixth anniversary of the agreement, subject to extension under certain circumstances if a transaction is pending.
The unpaid portion of the base management fees and performance fees, if any, at the end of each reporting period is included in Due to Manager-related party in the consolidated condensed balance sheets. The following table shows the Manager's reinvestment of its base management fees and performance fees, if any, in shares:

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
13. Related Party Transactions  – (continued)

Period	Base Management Fee Amount ($ in millions)	Performance Fee Amount ($ in millions)	Shares Issued
2020 Activities:
Second quarter 2020	$4	$—	146,452	(1)
First quarter 2020	7	—	181,617

2019 Activities:
Fourth quarter 2019	$9	$—	208,881
Third quarter 2019	8	—	201,827
Second quarter 2019	7	—	192,103
First quarter 2019	8	—	184,448
___________
(1)The Manager elected to reinvest all of the monthly base management fees for the second quarter of 2020 in new primary shares. The Company issued 146,452 shares for the quarter ended June 30, 2020, including 52,370 shares that were issued in July 2020 for the June 2020 monthly base management fee.
The Manager is not entitled to any other compensation and all costs incurred by the Manager, including compensation of seconded staff, are paid by the Manager out of its base management fee. However, the Company is responsible for other direct costs including, but not limited to, expenses incurred in the administration or management of the Company and its subsidiaries, income taxes, audit and legal fees, acquisitions and dispositions and its compliance with applicable laws and regulations. During the quarter and six months ended June 30, 2020, the Manager charged the Company $16,000 and $304,000, respectively, for reimbursement of out-of-pocket expenses compared with $331,000 and $577,000, respectively, for the quarter and six months ended June 30, 2019. The unpaid portion of the out-of-pocket expenses at the end of the reporting period is included in Due to Manager-related party in the consolidated condensed balance sheets. During the quarter ended June 30, 2020, the Company expensed $60,000 in legal fees incurred by the Manager related to the Shareholder Litigation. For additional information, see Note 14, "Legal Proceedings and Contingencies", for further discussions.
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
Long-Term Debt
The Company has a $600 million senior secured revolving credit facility at the holding company level where Macquarie Capital Funding LLC has a $40 million commitment. For the quarter and six months ended June 30, 2020, the Company incurred interest expense of $274,000 and $361,000, respectively, related to Macquarie Capital Funding LLC’s portion of the MIC senior secured revolving credit facility compared with $41,000 and $75,000 for the quarter and six months ended June 30, 2019, respectively.

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
13. Related Party Transactions  – (continued)
Other Transactions
From time to time, indirect subsidiaries within Macquarie Group may enter into contracts with IMTT to lease capacity. For the quarter and six months ended June 30, 2020, revenue from these contracts totaled approximately $1 million and $2 million, respectively. The revenue from these contracts for the quarter and six months ended June 30, 2019 were insignificant.
Other Related Party Transactions
In the six months ended June 30, 2020, the Company incurred $25,000 for advisory services from a former Board member.
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
COVID-19 has negatively impacted the global economy, disrupted financial markets, disrupted supply chains, significantly reduced travel and interrupted business activity. Federal, state and local governments have implemented mitigation measures including travel restrictions, stay-at-home orders, border closings, restrictions on public gatherings, social distancing, shelter-in-place restrictions and limitations on business operations. Although the Company’s businesses are considered essential services, these government actions have adversely affected the ability of our employees, customers, suppliers and other business partners to conduct business activities, and could do so for an extended period of time. This could have a material adverse effect on our results of operations, financial condition, liquidity, capital expenditures and the trading value of our securities. In particular, risks include:
•Impact on demand for our services and supply chain disruption. Restrictions on travel, public gatherings and stay-at-home orders have significantly reduced the demand for Atlantic Aviation’s services, including jet fuel sales and ancillary services. Tourism in Hawaii has significantly declined, resulting in the scaling back or closure of hotels and restaurants, which has significantly reduced the volume of gas required by Hawaii Gas’ commercial and industrial customers. We cannot predict whether the continued impact of the pandemic will permanently change our customers' behavior, such as a permanent reduction in business travel or a general reluctance to use air travel for leisure, which could materially impact our businesses. In addition, disruptions in the supply chain could result in delay or an inability to obtain products, supplies and services needed in our operations.
•Impact on employees and on cybersecurity. Many of our management and office personnel are working remotely, and many employees at our facilities are working reduced hours, are on furlough and/or are abiding by social distancing procedures. In addition, our operations may be negatively affected by employee illness and quarantines. Further, our management team has been required to devote large amounts of time and resources to mitigate the impact of the pandemic, thereby diverting attention from other Company priorities. In addition, the large scale remote working environment increases the risks posed by information technology systems breaches.
•Impact on liquidity and financial metrics. The ongoing effect of the pandemic on our business has impacted our liquidity position and the cost of and ability to access funds from financial institutions and the capital markets, has caused a deterioration in our financial metrics or the business environment that has negatively impacted our credit ratings, and could make it more difficult to meet the financial covenants in our credit facilities.
•Impact on capital expenditures and costs. We are reviewing and deferring certain non-essential capital expenditures, including certain growth capital expenditures. If we are unable to deploy growth capital as planned, our long term development prospects and ability to meet competitive challenges could be negatively impacted. We are also experiencing an increase in costs as a result of the Company’s pandemic response measures.
•Impact on our customers' ability to pay. The pandemic's impact on the financial condition and operating results of our customers, and on the business environment generally, may result in delayed payments from customers and uncollectable accounts receivable, and could also result in the bankruptcy, insolvency or cessation of the business of certain of our customers.
•Impact on trading and asset value. COVID-19 has resulted in volatile trading markets and meaningfully lower stock prices for many companies, including the trading price of our common stock. In addition, the ongoing impact of the pandemic on our businesses could cause an impairment to goodwill or long-lived assets of the Company.
•Impact on our pursuit of strategic alternatives. In October 2019, we announced that we were pursuing strategic alternatives, which could result in, among other things, a sale of one or more of our businesses or potentially of the Company. COVID-19 has adversely affected economies and financial markets worldwide, impacted our stock price, affected the availability of financing, restricted travel and business activity, and adversely impacted the businesses of parties that may be interested in engaging in a strategic transaction. These effects have resulted in a slowdown in our process of pursuing strategic alternatives, and may make it more difficult for us to complete any strategic transactions at favorable valuations or at all.
The effects of COVID-19 on our businesses may continue for an extended period, and the ultimate impact on the Company of the pandemic will depend on future developments which are highly uncertain and cannot be predicted including, without limitation, the duration and severity of the pandemic, the duration of governmental mitigation measures, the effectiveness of the actions taken to contain and treat the disease, and the length of time it takes for normal economic and operating conditions to resume. The situation surrounding COVID-19 remains fluid and the potential for material effects on our operating results, financial condition and liquidity increases the longer the pandemic impacts activity levels in the U.S. and globally.
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
The general reaction to COVID-19, as well as governmental travel restrictions, quarantines, shelter in place orders and prohibitions on large public gatherings, and the deterioration in economic conditions, have significantly reduced GA activity and the demand for Atlantic Aviation’s products and services. The sustained impact of COVID-19 could have a material adverse effect on the results of operations, financial condition and liquidity of Atlantic Aviation.
COVID-19 has significantly reduced demand for Hawaii Gas’ products and services, and Hawaii Gas may experience supply chain disruption.
COVID-19 has greatly reduced the number of visitors to Hawaii, which has significantly reduced the demand for gas from Hawaii Gas' customers, particularly hotels and restaurants. Hawaii Gas’ synthetic natural gas (SNG) plant is subject to minimum operating thresholds, and if demand declines such that the SNG plant is not producing the requisite daily volume of SNG to operate safely, the plant will be required to stop production until minimum thresholds can again be met. While Hawaii Gas has developed and tested alternative plans to continue delivery of gas to its utility customers in the event production at the SNG plant is stopped, there can be no assurances that these alternative plans would operate as designed or be as effective and efficient from an operating or financial performance perspective as operating the SNG plant to produce gas. Additionally, the reliability and pricing of the feedstock supply for the SNG plant could be adversely impacted by COVID-19, potentially resulting in higher cost of gas which would be passed onto Hawaii Gas' customers. The sustained impact of COVID-19 could have a material adverse effect on the results of operations, financial condition and liquidity of MIC Hawaii.

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

10.1
First Amendment, dated as of April 29, 2020, to the Credit Agreement, dated as of December 6, 2018, among Atlantic Aviation FBO Inc., Atlantic Aviation FBO Holdings LLC, JPMorgan Chase Bank, N.A., as administrative agent and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2020, filed with the SEC on May 5, 2020).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer
32.2**	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2020, formatted in XBRL and contained in Exhibit 101.
___________
* Filed herewith.
** Furnished herewith.

E-1

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MACQUARIE INFRASTRUCTURE CORPORATION (Registrant)

Dated: August 4, 2020	By:	/s/ Christopher Frost
Name: Christopher Frost
Title: Chief Executive Officer

Dated: August 4, 2020	By:	/s/ Liam Stewart
Name: Liam Stewart
Title: Chief Financial Officer