Form 10-Q
period 2020-09-30
Macquarie Infrastructure Corp
filed 2020-11-09
CIK 1289790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________

FORM 10-Q
_____________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended September 30, 2020
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
There were 87,197,906 shares of common stock, with $0.001 par value, outstanding on November 5, 2020.

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

Cautionary Note Regarding Forward-Looking Statements
In addition to historical information, this quarterly report on Form 10-Q (Quarterly Report) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act. Forward-looking statements may appear throughout this Quarterly Report, including without limitation, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section. We use words such as “believe”, “intend”, “expect”, “anticipate”, “plan”, “may”, “will”, “should”, “estimate”, “potential”, “project”, and similar expressions to identify forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, statements regarding potential transactions related to the pursuit of strategic alternatives and the anticipated uses of any proceeds therefrom, statements regarding the anticipated specific and overall impacts of COVID-19 and any related recovery, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the risks identified in our Annual Report on the Form 10-K for the year ended December 31, 2019, this Quarterly Report on Form 10-Q, and in other reports we file from time to time with the Securities and Exchange Commission (SEC).
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
MIC is externally managed by Macquarie Infrastructure Management (USA) Inc. (our Manager), pursuant to the terms of a Management Services Agreement, subject to the oversight and supervision of our Board. Six of the eight members of our Board, and all members of each of our Audit, Compensation, and Nominating and Governance Committees, are independent and have no affiliation with Macquarie. Our Manager is a member of the Macquarie Group of companies comprising Macquarie Group Limited and its subsidiaries and affiliates worldwide. Macquarie Group Limited is headquartered in Australia and is listed on the Australian Securities Exchange.
We currently own and operate a portfolio of infrastructure and infrastructure-like businesses that provide services to corporations, government agencies, and individual customers primarily in the United States (U.S.). Our ongoing businesses are organized into three segments:
•Atlantic Aviation:  a provider of jet fuel, terminal, aircraft hangaring, and other services primarily to operators of general aviation (GA) jet aircraft at 70 airports throughout the U.S.;
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
During the quarter ended September 30, 2020, IMTT was classified as a discontinued operation and eliminated as a reportable segment. Any contribution from IMTT to our consolidated results for the quarter and year to date periods ending September 30, 2020 are reflected in Discontinued Operations. All prior periods have been adjusted to reflect the treatment of IMTT as a discontinued operation. On November 8, 2020, we entered into an agreement pursuant to which we will sell our IMTT business.
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
Overview
Use of Non-GAAP measures
In addition to our results under U.S. GAAP, we use the non-GAAP measures EBITDA excluding non-cash items and Free Cash Flow to assess the performance and prospects of our businesses.
We measure EBITDA excluding non-cash items as it reflects our businesses’ ability to effectively manage the amount of products sold or services provided, the operating margin earned on those transactions, and the management of operating expenses independent of the capitalization and tax attributes of those businesses.
In analyzing the financial performance of our businesses, we focus primarily on cash generation and Free Cash Flow in particular. We believe investors use Free Cash Flow to assess our ability to fund acquisitions, invest in growth projects, reduce or repay indebtedness, and/or return capital to shareholders.
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
Dividends
Since January 1, 2019, MIC has paid or declared the following dividends:

Declared	Period Covered	$ per Share	Record Date	Payable Date
February 14, 2020	Fourth quarter 2019	1.00	March 6, 2020	March 11, 2020
October 29, 2019	Third quarter 2019	1.00	November 11, 2019	November 14, 2019
July 30, 2019	Second quarter 2019	1.00	August 12, 2019	August 15, 2019
April 29, 2019	First quarter 2019	1.00	May 13, 2019	May 16, 2019
February 14, 2019	Fourth quarter 2018	1.00	March 4, 2019	March 7, 2019
We intend to provide investors with the benefits of access to a portfolio of infrastructure and infrastructure-like businesses that we believe will generate growing amounts of distributable cash flow over time as a result of their positive correlation with inflation and provision of basic services to customers. Historically, we have used the majority of that distributable cash flow to support the payment of quarterly dividends. On April 2, 2020, we suspended our quarterly cash dividend.
Our Board regularly reviews our dividend policy. In determining whether to pay dividends in the future, our Board will take into account such matters as the ability of our businesses to generate Free Cash Flow, the state of the capital markets and general business and economic conditions, the short and long term impacts of, and disruptions in our businesses, and/or in the business or economic environment due to COVID-19, or other non-economic events, the impact of any acquisitions, or dispositions related to our pursuit of strategic alternatives, the Company’s financial condition, results of operations, indebtedness levels, capital requirements, capital opportunities and any contractual, legal and regulatory restrictions on the payment of dividends by the Company to its stockholders or by its subsidiaries to the Company, and any other factors that it deems relevant, subject to maintaining a prudent level of reserves. Moreover, the Company’s senior secured credit facility and the debt commitments at our operating businesses contain restrictions that may limit the Company’s ability to pay dividends.
Strategic Alternatives
On November 8, 2020, we entered into an agreement pursuant to which we will sell our IMTT business to an entity affiliated with Riverstone Holdings LLC (Riverstone) for approximately $2.685 billion. Consideration will include the assumption of IMTT’s approximately $1.1 billion of debt outstanding and cash. The transaction is expected to close in late 2020 or early in 2021, subject to satisfaction of all conditions precedent set forth in the purchase agreement including, among others, receipt of regulatory approvals, accuracy of representations and warranties and receipt of certain consents and waivers. Following closing of the sale, we currently intend to use all net proceeds, after payment of capital gains taxes of approximately $158 million, transaction costs of approximately $25 million, and a disposition payment of approximately $28 million under the Disposition Agreement with our Manager, to: (i) pay a special dividend to stockholders of approximately $10.75 per share; and (ii) repay or offset holding company level debt of approximately $400 million. Final decisions as to the use of these proceeds and amounts allocated for these uses will be made following the closing based on conditions at that time, including our financial condition and operating results, the impact of any transactions related to our pursuit of strategic alternatives, and general business and economic conditions.
On October 31, 2019, we announced our intention to pursue strategic alternatives for our Company and have since been engaged in processes that could result in the sale of our Company or one or more of our remaining operating businesses. We continue to believe that these processes will maximize value for stockholders, although recent volatility in the capital markets, ongoing disruption in business and economic conditions and the limitations on travel and other restrictions on interactions imposed by responses to COVID-19 have slowed our progress. We anticipate that the proposed use of proceeds from the sale of IMTT will provide us additional financial flexibility to move forward with processes for Atlantic Aviation and MIC Hawaii in a manner and at a time consistent with maximizing value for our shareholders. We have not set a timetable for completing any additional transaction(s) and there can be no assurance that any transaction(s) will occur on favorable terms or at all.
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

Results of Operations
Consolidated
Impact of COVID-19
We continue to closely monitor the effects of COVID-19 and are actively managing our response placing a priority on the health and safety of our employees, contractors, their families, customers, and the broader communities in which we operate. Both Atlantic Aviation and the MIC Hawaii businesses are classified as essential services businesses and remain fully operational. The businesses have implemented pandemic response plans and are following guidance from the Centers for Disease Control and Prevention (CDC) as well as federal, state, and local governments with respect to conducting operations safely.
In addition to standard operating procedures designed to maintain safe operations, the businesses have implemented additional measures including: (i) a work from home policy for all employees that are able to do so; (ii) enhancing cleaning and disinfecting of facilities; (iii) limiting interactions between employees and customers through social distancing; (iv) mandating the use of personal protective equipment by employees; (v) modifying shift schedules to reduce exposure between shifts; and (vi) educating customers on alternative payment and customer care options as a means of limiting interactions with employees at MIC Hawaii. Both Atlantic Aviation and MIC Hawaii are engaged in ongoing communications with employees, customers, vendors, lenders, and other stakeholders to keep them apprised of their response to the pandemic. Consistent with recommendations of federal, state, and local authorities, our businesses have developed protocols and plans that we believe will allow staff and customers to access their facilities safely and effectively. We are implementing these as local conditions permit.
COVID-19 continues to negatively affect the performance of our ongoing operations. Limitations on travel have reduced demand for the products and services provided by our Atlantic Aviation and MIC Hawaii businesses. While GA flight activity recovered significantly in the third quarter from the low levels recorded in late March and April, the near absence of tourism in Hawaii throughout the period continued to limit gas sales. In general, the travel and tourism industries, and the businesses reliant on them, have been negatively affected during the pandemic.
Impact of COVID-19 on Atlantic Aviation
COVID-19 has reduced demand for Atlantic Aviation’s services as federal, state, and local governments have implemented pandemic response measures including social distancing, quarantines, travel restrictions, prohibitions on public gatherings, and stay-at-home orders. These measures have significantly reduced business-related and international GA flight activity and the demand for Atlantic Aviation's jet fuel, transient hangarage, aircraft parking, and ancillary services from mid-March and through the third quarter versus prior comparable periods. The same measures have contributed to an increase in leisure-related (personal) GA flight activity that has partially offset the lower demand.
Continued stability or further increases in flight activity levels will depend upon the duration of the pandemic, any governmental response including renewed travel restrictions, and the state of the U.S. and global economies, as well as increases in business, international, and event-driven activity, all of which are uncertain. Further, changes in consumer travel preferences, the availability of commercial flights, and other factors remain unknown.
Atlantic Aviation has responded to the reduction in flight activity by reviewing all aspects of its operations and seeking to reduce expenses as a means of ensuring the availability of an appropriate level of liquidity and funding for necessary capital expenditures. The right-sizing of staffing and elimination or deferral of other expenses has resulted in a reduction in primarily selling, general and administrative expenses relative to 2019.
The decline in GA flight activity reduced Atlantic Aviation’s cash flow generation in the third quarter versus the prior comparable period. Cash flow generation increased sequentially as flight activity was generally stable throughout the third quarter at improved levels compared with the average in the second quarter. Assuming flight activity remains stable at current levels, we believe that the combination of Atlantic Aviation's existing liquidity and cash generated from operations, will be sufficient to fund operations and growth capital projects to which the business has committed.
Impact of COVID-19 on MIC Hawaii
COVID-19 and the related disruption in business and economic activity as federal, state, and local government led mitigation measures, including travel restrictions, prohibition on public gatherings, and social distancing, has resulted in a significant decline in economic activity and the number of visitors to Hawaii. Visitor arrivals to Hawaii in the third quarter declined sharply versus the prior comparable period, driven largely by a 14-day quarantine requirement implemented by the Governor of Hawaii on March 26, 2020. The decline in visitors resulted in a significant reduction in hotel occupancy, demand for services provided by restaurants and commercial laundries, and reduced the amount of gas sold by Hawaii Gas.
On October 15, 2020, the quarantine requirements were modified such that visitors having tested negative for COVID-19 within 72 hours prior to arriving in Hawaii would not be required to quarantine. Not all hotels opened on October 15th and the expected recovery in gas consumption is likely to materialize gradually. In addition to reduced consumption associated with

Results of Operations: Consolidated – (continued)
few visitors, lower oil and oil-derivative prices have resulted in low-margin, high volume interruptible utility customers using lower-cost diesel instead of gas in their operations.
Hawaii Gas continues to monitor leading and key performance indicators such as wholesale Liquefied Petroleum Gas (LPG) prices and forward curves, gas production, LPG delivery schedules, and accounts receivable aging to ensure operational effectiveness and adequate liquidity are maintained.
To ensure Hawaii Gas is prudently managing its liquidity and to mitigate the impact of reduced gas sales, the business has implemented cost saving initiatives including a hiring freeze, reductions in overtime, deferral of maintenance and repair work where such deferral will not jeopardize regulatory compliance or safety, and reductions in general and administrative expenses, including IT system upgrades. Hawaii Gas has also deferred growth projects to which it is not contractually obligated.
Liquidity
To increase our available cash at the onset of the pandemic, we drew on certain of our revolving credit facilities that added to our approximately $300 million of cash on hand in mid-March. We drew $599 million on our holding company revolving credit facility and $275 million on the Atlantic Aviation revolving credit facility in mid-March. The $275 million drawn on the Atlantic Aviation revolving credit facility was subsequently repaid on April 30, 2020. On May 4, 2020, the Atlantic Aviation revolving credit facility commitments were reduced to $10 million, and further to $1 million on October 31, 2020, solely with respect to letters of credit then outstanding. During the quarter ended September 30, 2020, based on the continued stable performance of IMTT, the improvement in the performance of Atlantic Aviation relative to the second quarter, and the absence of further deterioration in the performance of MIC Hawaii, we repaid $449 million of the drawn balance on our holding company revolving credit facility.
We remain confident in our ability to fund our ongoing operations, meet our financial obligations, including repaying the $150 million currently drawn on our holding company revolving credit facility, and fund the various investments to which our businesses have committed. Our sources of funding include the $429 million of cash we had on hand on September 30, 2020 and the cash we expect our operating businesses to generate over the remainder of the year.
As of September 30, 2020, there had been no material deterioration in accounts receivable at any of our operating businesses. If the economic impact of the pandemic is protracted, collection times and the value of uncollectible accounts could increase.

Results of Operations: Consolidated – (continued)
Our consolidated results of operations are as follows:

	Quarter Ended September 30,		Change Favorable/(Unfavorable)		Nine Months Ended September 30,		Change Favorable/(Unfavorable)
	2020	2019	$	%	2020	2019	$	%
	($ In Millions, Except Share and Per Share Data) (Unaudited)
Revenue
Service revenue	$163	$229	(66)	(29)	$491	$722	(231)	(32)
Product revenue	39	58	(19)	(33)	136	183	(47)	(26)
Total revenue	202	287	(85)	(30)	627	905	(278)	(31)
Costs and expenses
Cost of services	54	104	50	48	178	335	157	47
Cost of product sales	25	43	18	42	85	128	43	34
Selling, general and administrative	69	72	3	4	229	219	(10)	(5)
Fees to Manager-related party	5	8	3	38	16	23	7	30
Depreciation and amortization	28	31	3	10	88	91	3	3
Total operating expenses	181	258	77	30	596	796	200	25
Operating income	21	29	(8)	(28)	31	109	(78)	(72)
Other income (expense)
Interest income	—	1	(1)	(100)	—	5	(5)	(100)
Interest expense(1)	(19)	(25)	6	24	(69)	(85)	16	19
Other (expense) income, net	(1)	—	(1)	NM	(1)	2	(3)	(150)
Net income (loss) from continuing operations before income taxes	1	5	(4)	(80)	(39)	31	(70)	NM
Provision for income taxes	(159)	(3)	(156)	NM	(151)	(11)	(140)	NM
Net (loss) income from continuing operations	(158)	2	(160)	NM	(190)	20	(210)	NM
Discontinued Operations
Net (loss) income from discontinued operations before income taxes	(731)	95	(826)	NM	(684)	173	(857)	NM
Provision for income taxes	(4)	(36)	32	89	(16)	(54)	38	70
Net (loss) income from discontinued operations	(735)	59	(794)	NM	(700)	119	(819)	NM
Net (loss) income	(893)	61	(954)	NM	(890)	139	(1,029)	NM

Net (loss) income from continuing operations	(158)	2	(160)	NM	(190)	20	(210)	NM
Net (loss) income from continuing operations attributable to MIC	(158)	2	(160)	NM	(190)	20	(210)	NM
Net (loss) income from discontinued operations	(735)	59	(794)	NM	(700)	119	(819)	NM
Less: net loss attributable to noncontrolling interests	—	—	—	—	—	(3)	(3)	(100)
Net (loss) income from discontinued operations attributable to MIC	(735)	59	(794)	NM	(700)	122	(822)	NM
Net (loss) income attributable to MIC	$(893)	$61	(954)	NM	$(890)	$142	(1,032)	NM
Basic (loss) income per share from continuing operations attributable to MIC	$(1.82)	$0.03	(1.85)	NM	$(2.19)	$0.24	(2.43)	NM
Basic (loss) income per share from discontinued operations attributable to MIC	(8.44)	0.68	(9.12)	NM	(8.05)	1.42	(9.47)	NM
Basic (loss) income per share attributable to MIC	$(10.26)	$0.71	(10.97)	NM	$(10.24)	$1.66	(11.90)	NM
Weighted average number of shares outstanding: basic	87,030,751	86,276,237	754,514	1	86,864,951	86,075,394	789,557	1
___________
NM — Not meaningful.
(1)Interest expense includes non-cash losses on derivative instruments of an insignificant amount for the quarter ended September 30, 2020 and $4 million for the nine months ended September 30, 2020, compared with non-cash losses of $1 million and $8 million for the quarter and nine months ended September 30, 2019, respectively.
Revenue
Consolidated revenues decreased for the quarter and nine months ended September 30, 2020 compared with the quarter and nine months ended September 30, 2019 primarily as a result of (i) a decrease in the amount of jet fuel and gas sold by Atlantic Aviation and MIC Hawaii, respectively, due to the impact of COVID-19; and (ii) a lower wholesale cost of jet fuel and gas.

Results of Operations: Consolidated – (continued)
Cost of Services and Cost of Product Sales
Consolidated cost of services and cost of product sales decreased for the quarter and nine months ended September 30, 2020 compared with the quarter and nine months ended September 30, 2019 primarily as a result of (i) a decrease in the amount of jet fuel and gas sold by Atlantic Aviation and MIC Hawaii, respectively, due to the impact of COVID-19; (ii) a lower wholesale cost of jet fuel and gas; and (iii) a favorable mark-to-market adjustment of the value of the commodity hedge contracts on Hawaii Gas' balance sheet (see “Results of Operations — MIC Hawaii” below).
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased for the quarter ended September 30, 2020 and increased for the nine months ended September 30, 2020 versus the prior comparable periods. The decrease in the quarter was primarily due to a reduction in salaries and benefits at Atlantic Aviation and a reduction in professional service fees. These were partially offset by higher expenses incurred in connection with our pursuit of strategic alternatives and costs incurred with our COVID-19 response.
The increase in selling, general and administrative expenses for the nine months ended September 30, 2020 also reflects expenses incurred in connection with our pursuit of strategic alternatives, the majority of which were incurred in the first quarter of 2020, and a $7 million provision of estimated costs (in excess of insurance recoveries) for remediating certain environmental matters at Atlantic Aviation.
Fees to Manager
Our Manager is entitled to a monthly base management fee based on our market capitalization and potentially a quarterly performance fee based on total stockholder returns relative to a U.S. utilities index. For the quarter and nine months ended September 30, 2020, we incurred base management fees of $5 million and $16 million, respectively, compared with $8 million and $23 million for the quarter and nine months ended September 30, 2019, respectively. Base management fees decreased, as calculated in accordance with our Management Services Agreement, due to the reduction in our market capitalization and the increase in our holding company cash balance. No performance fees were incurred in either of the current or prior comparable periods. The unpaid portion of base management fees and performance fees, if any, at the end of each reporting period is included in the line item Due to Manager-related party in our consolidated condensed balance sheets.
In accordance with the Management Services Agreement, our Manager elected to reinvest any fees to which it was entitled in new primary shares in all of the periods shown below and has currently elected to reinvest future base management fees and performance fees, if any, in new primary shares.

Period	Base Management Fee Amount ($ in millions)	Performance Fee Amount ($ in millions)	Shares Issued
2020 Activities:
Third quarter 2020	$5	$—	172,976	(1)
Second quarter 2020	4	—	146,452
First quarter 2020	7	—	181,617

2019 Activities:
Fourth quarter 2019	$9	$—	208,881
Third quarter 2019	8	—	201,827
Second quarter 2019	7	—	192,103
First quarter 2019	8	—	184,448
___________
(1)Our Manager elected to reinvest all monthly base management fees for the third quarter of 2020 in new primary shares. We issued 172,976 shares for the quarter ended September 30, 2020, including 63,279 shares that were issued in October 2020 for the September 2020 monthly base management fee.
Depreciation and Amortization
The decrease in depreciation and amortization expense for the quarter and nine months ended September 30, 2020 compared with the quarter and nine months ended September 30, 2019 primarily reflects the full amortization of certain airport contract rights at Atlantic Aviation, partially offset by assets placed in service.

Results of Operations: Consolidated – (continued)
Interest Expense, net, and Losses on Derivative Instruments
Interest expense, net, includes non-cash losses on derivative instruments of an insignificant amount for the quarter ended September 30, 2020 and $4 million for the nine months ended September 30, 2020, compared with $1 million and $8 million for the quarter and nine months ended September 30, 2019, respectively. Gains (losses) on derivatives recorded in interest expense are attributable to the change in fair value of interest rate hedging instruments. Excluding the derivative adjustments, cash interest expense was $16 million and $55 million for the quarter and nine months ended September 30, 2020, respectively, compared with $18 million and $57 million for the quarter and nine months ended September 30, 2019, respectively.
The decrease in cash interest expense primarily reflects a decrease in the weighted average interest rate of debt facilities, partially offset by lower interest income earned during the quarter and nine months ended September 30, 2020. See discussions of interest expense for each of our operating businesses below.
Other (Expense) Income, net
Other (expense) income, net, reflects the write-offs of fixed assets no longer viable recorded during for the quarter and nine months ended September 30, 2020. For the nine months ended September 30, 2019, other (expense) income, net, includes fee income from a third-party developer of renewable power facilities, partially offset by losses on disposal of assets. The relationship with the developer concluded during July 2019.
Discontinued Operations
During the quarter ended September 30, 2020, IMTT was classified as held for sale and its results of operations for current and prior comparable periods were reported as part of discontinued operations. The following primarily reflects the results from discontinued operations.
Revenue increased for the quarter primarily reflecting higher utilization, partially offset by lower storage rates on new and renewing contracts versus the prior comparable period. Revenue decreased for the nine month period primarily due to the absence of a contract termination payment received during the quarter ended March 31, 2019 and the impact of contracts renewed at lower storage rates, partially offset by the increase in fees earned on tank cleaning obligations and the increase in utilization. Utilization averaged 95.8% and 91.9% for the quarter and nine months ended September 30, 2020, respectively. On September 30, 2020, firm commitments had a revenue weighted average remaining contract life of 1.7 years.
On July 29, 2020, a fire occurred in a pump pit at IMTT’s St. Rose terminal. The fire was confined to the pump pit and did not result in any injuries to personnel, including emergency response teams, any service interruptions or impact to the surrounding community. The expected cost of the rebuild is approximately $11 million with $10 million anticipated to be spent in 2020. As such, the business increased its prior estimate for maintenance capital expenses to between $50 million and $55 million for 2020. IMTT expects the cost to be covered by its property insurance, excluding a $500,000 deductible.
As part of classifying IMTT as held for sale, the Company recognized an impairment of the IMTT disposal group of $750 million, which includes a goodwill impairment of $725 million, during the quarter ended September 30, 2020.
Results for discontinued operations for the quarter and nine months ended September 30, 2019 also reflects the gain on sale of our wind and solar power generating facilities and the gain on sale of our majority interest in a renewable power development business.
Income Taxes
We file a consolidated federal income tax return that includes the financial results of our ongoing businesses, Atlantic Aviation and MIC Hawaii, and our discontinued operations, IMTT, through the date of sale. Pursuant to a tax sharing agreement, these businesses pay MIC an amount equal to the federal income tax each would pay on a standalone basis if they were not part of the consolidated group. If the IMTT sale is not concluded before December 31, 2020, we expect to incur a federal taxable loss for the year ended December 31, 2020. Under the U.S. Coronavirus Aid, Relief and Economic Security (CARES) Act, any net operating losses (NOL) generated in 2020 may be carried back five years.
In addition, our businesses file income tax returns and may pay taxes in the state and local jurisdictions in which they operate. We expect the total current year state income tax liability of ongoing businesses and IMTT to be approximately $7 million. In calculating our state income tax provision, we have provided a valuation allowance for certain state income tax NOL carryforwards, the use of which is uncertain.
During the quarter ended September 30, 2020, we increased our deferred tax liability by $158 million as it became probable that IMTT would be sold in a taxable transaction. The increase represents the deferred tax expense on the difference between our book and tax basis in our investment in IMTT.

Results of Operations: Consolidated – (continued)

Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items and Free Cash Flow
In addition to our results under U.S. GAAP, we use the non-GAAP measures EBITDA excluding non-cash items and Free Cash Flow to assess the performance and prospects of our businesses.
We measure EBITDA excluding non-cash items as it reflects our businesses’ ability to effectively manage the amount of products sold or services provided, the operating margin earned on those transactions, and the management of operating expenses independent of the capitalization and tax attributes of those businesses. We believe investors use EBITDA excluding non-cash items primarily as a measure of the operating performance of MIC’s businesses and to make comparisons with the operating performance of other businesses whose depreciation and amortization expense may vary widely from ours, particularly where acquisitions and other non-operating factors are involved. We define EBITDA excluding non-cash items as net income (loss) or earnings — the most comparable GAAP measure — before interest, taxes, depreciation and amortization, and non-cash items including impairments, unrealized derivative gains and losses, adjustments for other non-cash items, and pension expense reflected in the statements of operations. Other non-cash items excludes the adjustment to bad debt expense related to the specific reserve component, net of recoveries. EBITDA excluding non-cash items also excludes base management fees and performance fees, if any, whether paid in cash or stock.
Our businesses are characteristically owners of high-value, long-lived assets capable of generating substantial Free Cash Flow. We define Free Cash Flow as cash from operating activities — the most comparable GAAP measure — which reflects cash interest, tax payments, and pension contributions, less maintenance capital expenditures, which includes principal repayments on capital lease obligations used to fund maintenance capital expenditures, and excludes changes in working capital. We use Free Cash Flow as a measure of our ability to fund acquisitions, invest in growth projects, reduce or repay indebtedness, and/or return capital to shareholders. GAAP metrics such as net income (loss) do not provide us with the same level of visibility into our performance and prospects as a result of: (i) the capital intensive nature of our businesses and the generation of non-cash depreciation and amortization; (ii) shares issued to our external Manager under the Management Services Agreement; (iii) our ability to defer all or a portion of current federal income taxes; (iv) non-cash mark-to-market adjustment of the value of derivative instruments; (v) gains (losses) related to the write-off or disposal of assets or liabilities; (vi) non-cash compensation expense incurred in relation to the incentive plans for senior management of our operating businesses; and (vii) pension expenses. Pension expenses primarily consist of interest cost, expected return on plan assets, and amortization of actuarial and performance gains and losses. Any cash contributions to pension plans are reflected as a reduction to Free Cash Flow and are not included in pension expense. We believe that external consumers of our financial statements, including investors and research analysts, use Free Cash Flow both to assess MIC’s performance and as an indicator of its success in generating an attractive risk-adjusted return.
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
Classification of Maintenance Capital Expenditures and Growth Capital Expenditures
We categorize capital expenditures as either maintenance capital expenditures or growth capital expenditures. As neither maintenance capital expenditure nor growth capital expenditure is a GAAP term, we have adopted a framework to categorize specific capital expenditures. In broad terms, maintenance capital expenditures primarily maintain our businesses at current levels of operations, capability, profitability or cash flow, while growth capital expenditures primarily provide new or enhanced levels of operations, capability, profitability or cash flow. We consider various factors in determining whether a specific capital expenditure will be classified as maintenance or growth.
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

	Quarter Ended September 30,		Change Favorable/(Unfavorable)		Nine Months Ended September 30,		Change Favorable/(Unfavorable)
	2020	2019	$	%	2020	2019	$	%
	($ In Millions) (Unaudited)
Net (loss) income from continuing operations	$(158)	$2			$(190)	$20
Interest expense, net(1)	19	24			69	80
Provision for income taxes	159	3			151	11
Depreciation and amortization	28	31			88	91
Fee to manager-related party	5	8			16	23
Other non-cash expense, net(2)	4	3			4	12
EBITDA excluding non-cash items - continuing operations	$57	$71	(14)	(20)	$138	$237	(99)	(42)

EBITDA excluding non-cash items - continuing operations	$57	$71			$138	$237
Interest expense, net(1)	(19)	(24)			(69)	(80)
Non-cash interest expense, net(1)	3	6			14	23
(Provision) benefit for current income taxes	(3)	3			(2)	6
Changes in working capital(3)	6	45			33	34
Cash provided by operating activities - continuing operations	44	101			114	220
Changes in working capital(3)	(6)	(45)			(33)	(34)
Maintenance capital expenditures	(3)	(4)			(12)	(13)
Free cash flow - continuing operations	$35	$52	(17)	(33)	$69	$173	(104)	(60)
___________
(1) Interest expense, net, includes adjustments to derivative instruments, non-cash amortization of deferred financing fees, and non-cash amortization of debt discount related to the 2.00% Convertible Senior Notes due October 2023.
(2)    Other non-cash expense, net, includes pension expense, non-cash mark-to-market adjustment of the value of the commodity hedge contracts, non-cash compensation expense incurred in relation to the incentive plans for senior management of our operating businesses, and non-cash gains (losses) related to the write-off or disposal of assets or liabilities. Pension expense consists primarily of interest cost, expected return on plan assets, and amortization of actuarial and performance gains and losses. Other non-cash expense, net, excludes the adjustment to bad debt expense related to the specific reserve component, net of recoveries, for which this adjustment is reported in working capital in the above table. See “Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items and Free Cash Flow” above for further discussion.
(3)    For the quarter and nine months ended September 30, 2019, the change in working capital includes the current federal income tax liability of $42 million related to the gain on sale of the renewable businesses reported in the results from discontinued operations.

Results of Operations: Atlantic Aviation
At Atlantic Aviation, our focus is on the sale of jet fuel and other services to operators of GA aircraft through our fixed based operations (FBOs). The financial performance of the business is positively correlated with the number of GA flight movements (take-offs and landings) in the U.S. and the business’ ability to service a portion of the aircraft involved in those operations.
The significant decrease in economic activity during the second and third quarter of 2020, together with the implementation of widespread travel restrictions and other efforts to mitigate the spread of COVID-19, contributed to a substantial reduction in GA flight activity beginning in mid-March 2020. Based on data reported by the Federal Aviation Administration (FAA), industry-wide domestic GA flight movements decreased by 14% and 23% in the quarter and nine months ended September 30, 2020, respectively, versus the prior comparable periods. The number of GA flight movements has recovered significantly from the trough in activity in April 2020 at 72% below the prior comparable month and was relatively stable through the third quarter albeit at levels reflecting continued COVID-19 restrictions and preventive measures across the U.S. Over the long-term, the rate of growth in GA flight movements has tended to be positively correlated with the level of economic activity in the U.S.
Based on data reported by the FAA, the total number of GA flight movements at airports on which Atlantic Aviation operates decreased by 19% and 27% during the quarter and nine months ended September 30, 2020, respectively, versus the prior comparable periods. Activity at these airports was reduced by more than the decline in overall domestic U.S. flight activity primarily due to Atlantic Aviation's exposure to centers of business and economic activity such as New York, Los Angeles, and Chicago. Additionally, an increase in the proportion of shorter, domestic flights, together with a reduction in the size of the average aircraft in use, disproportionately reduced jet fuel sales relative to flight activity at Atlantic Aviation throughout the third quarter.
In response to the downturn in flight activity that commenced in March of this year, Atlantic Aviation engaged in a thorough review of its operational and capital expenditures to ensure it was prudently managing its liquidity. Staffing levels were reduced to reflect lower levels of demand for services provided. Non-payroll discretionary expenses were cut or deferred and capital expenditures were reviewed resulting in certain uncommitted or non-essential items being deferred as well. As a result of these efforts, the business has realized savings of approximately $15 million through the nine months ended September 30, 2020 versus the prior comparable period.
Atlantic Aviation seeks to extend FBO leases prior to their maturity to maintain visibility into the cash generating capacity of these assets over the long-term. Based on EBITDA excluding non-cash items in the prior calendar year adjusted for the impact of acquisitions, dispositions, and lease extensions, the weighted average remaining life of the leases in the Atlantic Aviation portfolio was 19.9 years and 19.2 years on September 30, 2020 and 2019, respectively. During the quarter, Atlantic Aviation was notified that it was unsuccessful in its bid to renew its lease at John Wayne airport in Orange County, CA, and will cease FBO operations there on December 31, 2020. The absence of any contribution to Atlantic Aviation’s results from the Orange County FBO will not have a material impact on its financial performance in 2021.

Results of Operations: Atlantic Aviation – (continued)

	Quarter Ended September 30,		Change Favorable/(Unfavorable)		Nine Months Ended September 30,		Change Favorable/(Unfavorable)
	2020	2019			2020	2019
	$	$	$	%	$	$	$	%
	($ In Millions) (Unaudited)
Revenue	163	230	(67)	(29)	491	724	(233)	(32)
Cost of services (exclusive of depreciation and amortization shown separately below)	54	104	50	48	178	335	157	47
Gross margin	109	126	(17)	(13)	313	389	(76)	(20)
Selling, general and administrative expenses	55	62	7	11	178	185	7	4
Depreciation and amortization	24	27	3	11	76	79	3	4
Operating income	30	37	(7)	(19)	59	125	(66)	(53)
Interest expense, net(1)	(11)	(18)	7	39	(44)	(59)	15	25
Provision for income taxes	(6)	(5)	(1)	(20)	(5)	(18)	13	72
Net income	13	14	(1)	(7)	10	48	(38)	(79)
Reconciliation of net income to EBITDA excluding non-cash items and a reconciliation of cash provided by operating activities to Free Cash Flow:
Net income	13	14			10	48
Interest expense, net(1)	11	18			44	59
Provision for income taxes	6	5			5	18
Depreciation and amortization	24	27			76	79
Other non-cash expense, net(2)	—	—			2	1
EBITDA excluding non-cash items	54	64	(10)	(16)	137	205	(68)	(33)
EBITDA excluding non-cash items	54	64			137	205
Interest expense, net(1)	(11)	(18)			(44)	(59)
Non-cash interest expense, net(1)	1	3			8	15
Provision for current income taxes	(3)	(4)			(3)	(14)
Changes in working capital	6	4			31	6
Cash provided by operating activities	47	49			129	153
Changes in working capital	(6)	(4)			(31)	(6)
Maintenance capital expenditures	(2)	(3)			(7)	(8)
Free cash flow	39	42	(3)	(7)	91	139	(48)	(35)
___________
(1)Interest expense, net, includes non-cash adjustments to derivative instruments and non-cash amortization of deferred financing fees.
(2)Other non-cash expense, net, includes primarily non-cash compensation expense incurred in relation to incentive plans and non-cash gains (losses) related to the write-off or disposal of assets or liabilities. Other non-cash expense, net, excludes the adjustment to bad debt expense related to the specific reserve component, net of recoveries, for which this adjustment is reported in working capital in the above table. See “Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items and Free Cash Flow” above for further discussion.
Atlantic Aviation generates most of its revenue from sales of jet fuel at facilities located on the 70 U.S. airports on which the business operates. Increases and decreases in the cost of jet fuel are generally passed through to customers. Atlantic Aviation seeks to maintain and, where appropriate, increase dollar-based margins on jet fuel sales.
Accordingly, reported revenue will fluctuate based on the cost of jet fuel to Atlantic Aviation and may not reflect the business’ ability to effectively manage the amount of jet fuel sold and the margin achieved on those sales. For example, an increase in revenue may be attributable to an increase in the cost of the jet fuel and not an increase in the amount of jet fuel sold or margin per gallon. Conversely, a decline in revenue may be attributable to a decrease in the cost of jet fuel and not a reduction in the amount of jet fuel sold or margin per gallon.

Results of Operations: Atlantic Aviation – (continued)
Gross margin, which we define as revenue less cost of services, excluding depreciation and amortization, is the effective “top line” for Atlantic Aviation as it reflects the business’ ability to drive growth in the amount of products and services sold and the margins earned on those sales over time. We believe that our investors view gross margin as reflective of our ability to manage amount of jet fuel sold and the margin per gallon throughout the commodity cycle. Gross margin can be reconciled to operating income — the most comparable GAAP measure — by subtracting selling, general and administrative expenses and depreciation and amortization in the table above.
Revenue and Gross Margin
Revenue decreased for the quarter and nine months ended September 30, 2020 compared with the quarter and nine months ended September 30, 2019 due to a reduction in the amount of jet fuel sold, a decrease in ancillary services provided and, to a lesser extent, a reduction in transient hangar rental revenue. The decrease in rental revenue was attributable to a reduced number of short-term and overnight hangar rentals, partially offset by revenue from base tenants that was consistent with prior periods. The reduced amount of revenue also reflects the lower wholesale cost of jet fuel in the quarter and nine months ended September 30, 2020 versus the prior comparable periods. In general, the decrease in the wholesale cost of jet fuel is typically reflected in a corresponding decrease in cost of services, resulting in no impact to gross margin.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased for the quarter and nine months ended September 30, 2020 versus the prior comparable periods, primarily due to lower salaries and benefits, maintenance and repair costs, and credit card fees. The decrease in selling, general and administrative expenses for the nine months ended September 30, 2020 was partially offset by a $7 million provision of estimated costs (in excess of insurance recoveries) for remediating certain environmental matters. Excluding the provision, selling, general and administrative expenses would have been approximately $15 million lower for the nine months ended September 30, 2020 versus the prior comparable period.
Depreciation and Amortization
Depreciation and amortization decreased for the quarter and nine months ended September 30, 2020 versus the prior comparable periods primarily due to the full amortization of certain airport contract rights.
Operating Income
Operating income decreased in the quarter and nine months ended September 30, 2020 compared with the quarter and nine months ended September 30, 2019 due to the decrease in gross margin, partially offset by the decrease in selling, general and administrative expenses and depreciation and amortization.
Interest Expense, net
Interest expense, net, includes non-cash losses on derivative instruments of an insignificant amount for the quarter ended September 30, 2020 and $3 million for the nine months ended September 30, 2020, compared with non-cash losses of $1 million and $7 million for the quarter and nine months ended September 30, 2019, respectively. Excluding the derivative adjustments, cash interest expense was $10 million and $36 million for the quarter and nine months ended September 30, 2020, respectively, compared with $15 million and $44 million for the quarter and nine months ended September 30, 2019, respectively. The decrease in cash interest expense primarily reflects a lower weighted average interest rate.
Income Taxes
The taxable income generated by Atlantic Aviation is reported on our consolidated federal income tax return. The business files standalone state income tax returns in most of the states in which it operates. The tax expense in the table above includes both state income taxes and the portion of the consolidated federal income tax liability attributable to the business. For the year ending December 31, 2020, the business expects to pay state income taxes of approximately $3 million. The Provision for Current Income Taxes of $3 million for the nine months ended September 30, 2020 in the above table includes primarily $1 million of federal income tax expense and $2 million of state income tax expense.
Atlantic Aviation has state NOL carryforwards that are specific to the state in which they were generated. The utilization of NOL carryforwards may reduce or eliminate state taxable income in the future.
Maintenance Capital Expenditures
For the nine months ended September 30, 2020, Atlantic Aviation incurred maintenance capital expenditures of $7 million and $11 million on an accrual basis and cash basis, respectively, compared with $8 million and $7 million on an accrual basis and cash basis, respectively, for the nine months ended September 30, 2019. Atlantic Aviation expects to incur approximately $10 million of maintenance capital expenditures in 2020.

Results of Operations: MIC Hawaii
MIC Hawaii comprises Hawaii Gas and several smaller businesses collectively engaged in efforts to reduce the cost and improve the reliability and sustainability of energy in Hawaii. The businesses of MIC Hawaii generate revenue primarily from the provision of gas to commercial, residential, and governmental customers and the generation of power.
The financial performance of MIC Hawaii is a function of the number of customers served, their consumption of energy and the prices achieved on sales by each of Hawaii Gas’s utility and non-utility operations and under power purchase agreements. The amount of gas consumed is correlated with general economic activity over the long term with tourism being a key component. Consumption trends and rates are a function of, among other factors, energy efficiency, weather, the range of competitive energy sources, and MIC Hawaii’s input commodity costs.
The financial performance of MIC Hawaii was adversely affected by a reduction in the demand for gas resulting from the 94% decline in the number of tourists visiting Hawaii in the third quarter of 2020 compared with the third quarter in 2019. A corresponding decline in hotel occupancy, meals prepared in restaurants and commercial laundry service provided resulted in an overall reduction in gas consumption of approximately 37% compared with the third quarter in 2019.
Hawaii Gas is in regular communication with key counterparties including its supplier of naphtha feedstock for its utility operations and its LPG supplier. The business’ current naphtha feedstock agreement expires at the end of 2020 and a new naphtha feedstock agreement has been negotiated and submitted to the Hawaii Public Utilities Commission (HPUC) for approval. Hawaii Gas is also closely tracking and conservatively managing LPG inventories to reduce its exposure to potential supply chain disruptions. To date, there have been no disruptions in supply or supply logistics.

Results of Operations: MIC Hawaii – (continued)

	Quarter Ended September 30,		Change Favorable/(Unfavorable)		Nine Months Ended September 30,		Change Favorable/(Unfavorable)
	2020	2019			2020	2019
	$	$	$	%	$	$	$	%
	($ In Millions) (Unaudited)
Revenue	39	58	(19)	(33)	136	183	(47)	(26)
Cost of product sales (exclusive of depreciation and amortization shown separately below)	25	43	18	42	85	128	43	34
Gross margin	14	15	(1)	(7)	51	55	(4)	(7)
Selling, general and administrative expenses	6	6	—	—	18	17	(1)	(6)
Depreciation and amortization	4	4	—	—	12	12	—	—
Operating income	4	5	(1)	(20)	21	26	(5)	(19)
Interest expense, net(1)	(2)	(3)	1	33	(7)	(8)	1	13
Other expense, net	(1)	—	(1)	NM	(1)	(2)	1	50
Provision for income taxes	—	(1)	1	100	(4)	(5)	1	20
Net income	1	1	—	—	9	11	(2)	(18)
Reconciliation of net income to EBITDA excluding non-cash items and a reconciliation of cash provided by operating activities to Free Cash Flow:
Net income	1	1			9	11
Interest expense, net(1)	2	3			7	8
Provision for income taxes	—	1			4	5
Depreciation and amortization	4	4			12	12
Other non-cash expense (income), net(2)	—	3			(3)	10
EBITDA excluding non-cash items	7	12	(5)	(42)	29	46	(17)	(37)
EBITDA excluding non-cash items	7	12			29	46
Interest expense, net(1)	(2)	(3)			(7)	(8)
Non-cash interest expense, net(1)	—	1			1	2
Provision for current income taxes	—	(1)			(3)	(4)
Changes in working capital	—	2			4	3
Cash provided by operating activities	5	11			24	39
Changes in working capital	—	(2)			(4)	(3)
Maintenance capital expenditures	(1)	(1)			(5)	(5)
Free cash flow	4	8	(4)	(50)	15	31	(16)	(52)
___________
NM — Not meaningful.
(1)Interest expense, net, includes non-cash adjustments to derivative instruments related to interest rate swaps and non-cash amortization of deferred financing fees.
(2)Other non-cash expense (income), net, includes primarily non-cash mark-to-market adjustment of the value of the commodity hedge contracts, pension expense, non-cash compensation expense incurred in relation to incentive plans, and non-cash gains (losses) related to the write-off or disposal of assets or liabilities. Pension expense consists primarily of interest cost, expected return on plan assets and amortization of actuarial and performance gains and losses. Other non-cash expense (income), net, excludes the adjustment to bad debt expense related to the specific reserve component, net of recoveries, for which this adjustment is reported in working capital in the above table. See “Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items and Free Cash Flow” above for further discussion.
Hawaii Gas generates most of its revenue from the sale of gas. Accordingly, revenue can fluctuate based on the wholesale cost of gas and/or feedstock to Hawaii Gas and may not reflect the business’ ability to effectively manage the amount of gas sold and the margins achieved on those sales. For example, an increase in revenue may be attributable to an increase in the wholesale cost of gas passed through to Hawaii Gas’ customers and not an increase in the amount of gas sold or margin

Results of Operations: MIC Hawaii – (continued)
achieved. Conversely, a decline in revenue may be attributable to a decrease in the wholesale cost of gas passed through to Hawaii Gas’ customers and not a reduction in the amount of gas sold or margin achieved.
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
Revenue and Gross Margin
Revenue declined for the quarter and nine months ended September 30, 2020 compared with the quarter and nine months ended September 30, 2019 primarily as a result of a decrease in the amount of gas sold by Hawaii Gas and lower utility feedstock prices passed through to ratepayers. The decrease in the amount of gas sold reflects a decrease in consumption of gas, mainly by commercial and industrial customers, due to reductions in tourism and commercial activity associated with COVID-19.
Gross margin decreased to $14 million for the quarter ended September 30, 2020 from $15 million for the quarter ended September 30, 2019 and decreased to $51 million for the nine months ended September 30, 2020 from $55 million for the nine months ended September 30, 2019 as a result of the decrease in the amount of gas sold and realized losses of $1 million and $6 million during quarter and nine months ended September 30, 2020, respectively, on commodity hedge contracts resulting from the decrease in the wholesale market price of LPG. The decrease in gross margin was partially offset by favorable changes in the mark-to-market adjustment of the value of the commodity hedge contracts on MIC Hawaii's balance sheet. The business recorded favorable adjustments of $1 million and $5 million in the mark-to-market adjustment of the value of the commodity hedge contracts for the quarter and nine months ended September 30, 2020, respectively, compared with an unfavorable adjustments of $3 million and $7 million for the quarter and nine months ended September 30, 2019, respectively. The change in the mark-to-market adjustment of the value of the commodity hedge contracts during the quarter and nine months ended September 30, 2020 reflects a favorable movement in the forecast wholesale prices of LPG relative to the hedged price.
Selling, General and Administrative Expenses
Selling, general and administrative expenses were flat for the quarter ended September 30, 2020 and increased for the nine months ended September 30, 2020 compared with the prior comparable periods primarily as a result of an expected increase in insurance costs and higher bad debt expense.
Operating Income
Operating income decreased for the quarter and nine months ended September 30, 2020 compared with the quarter and nine months ended September 30, 2019 primarily due to the decrease in gross margin. The decrease in operating income for the nine months ended September 30, 2020 also reflects the increase in selling, general and administrative expenses.
Interest Expense, net

Interest expense, net, includes non-cash losses on derivative instruments of an insignificant amount for the quarter ended September 30, 2020 and $1 million for the nine months ended September 30, 2020, compared with non-cash losses of an insignificant amount for the quarter ended September 30, 2019 and $1 million for the nine months ended September 30, 2019. Excluding the derivative adjustments, cash interest expense was $2 million and $6 million in each of the quarter and nine month periods ended September 30, 2020 and 2019, respectively.
Other expense, net
Other expense, net, primarily includes write-offs of fixed assets no longer viable for the quarter and nine months ended September 30, 2020 and losses on disposal of assets and other insignificant items for the nine months ended September 30, 2019.
Income Taxes
The taxable income generated by the MIC Hawaii businesses is reported on our consolidated federal income tax return. The businesses file standalone state income tax returns in Hawaii. The tax expense in the table above includes both the state income tax and the portion of the consolidated federal income tax liability attributable to the businesses. For the year ending December 31, 2020, the business expects to pay state income taxes of approximately $1 million. The Provision for Current Income Taxes of $3 million for the nine months ended September 30, 2020 in the above table includes $2 million of federal income tax expense and $1 million of state income tax expense.

Results of Operations: MIC Hawaii – (continued)
Maintenance Capital Expenditures
MIC Hawaii incurred maintenance capital expenditures of $5 million and $6 million on an accrual basis and cash basis, respectively, for each of the nine months periods ended September 30, 2020 and 2019. MIC Hawaii expects to incur approximately $8 million of maintenance capital expenditures in 2020.
Results of Operations: Corporate and Other
Our Corporate and Other segment comprises primarily results from MIC Corporate in New York City, our shared services center in Plano, Texas, and from our relationship with a developer of renewable power facilities (formerly reported in Contracted Power). The relationship with the developer was concluded during July 2019.

	Quarter Ended September 30,		Change Favorable/(Unfavorable)		Nine Months Ended September 30,		Change Favorable/(Unfavorable)
	2020	2019			2020	2019
	$	$	$	%	$	$	$	%
	($ In Millions) (Unaudited)
Selling, general and administrative expenses	8	5	(3)	(60)	33	19	(14)	(74)
Fees to Manager-related party	5	8	3	38	16	23	7	30
Operating loss	(13)	(13)	—	—	(49)	(42)	(7)	(17)
Interest expense, net(1)	(6)	(3)	(3)	(100)	(18)	(13)	(5)	(38)
Other income, net	—	—	—	—	—	4	(4)	(100)
(Provision) benefit for income taxes	(153)	3	(156)	NM	(142)	12	(154)	NM
Net loss	(172)	(13)	(159)	NM	(209)	(39)	(170)	NM
Reconciliation of net loss to EBITDA excluding non-cash items and a reconciliation of cash (used in) provided by operating activities to Free Cash Flow:
Net loss	(172)	(13)			(209)	(39)
Interest expense, net(1)	6	3			18	13
Provision (benefit) for income taxes	153	(3)			142	(12)
Fees to Manager-related party	5	8			16	23
Other non-cash expense, net(2)	4	—			5	1
EBITDA excluding non-cash items	(4)	(5)	1	20	(28)	(14)	(14)	(100)
EBITDA excluding non-cash items	(4)	(5)			(28)	(14)
Interest expense, net(1)	(6)	(3)			(18)	(13)
Non-cash interest expense, net(1)	2	2			5	6
Benefit for current income taxes	—	8			4	24
Changes in working capital(3)	—	39			(2)	25
Cash (used in) provided by operating activities	(8)	41			(39)	28
Changes in working capital(3)	—	(39)			2	(25)
Free cash flow	(8)	2	(10)	NM	(37)	3	(40)	NM
___________
NM — Not meaningful.
(1)Interest expense, net, includes non-cash amortization of deferred financing fees and non-cash amortization of debt discount related to the 2.00% Convertible Senior Notes due October 2023.
(2)Other non-cash expense, net, includes primarily non-cash adjustments related to non-cash compensation expense incurred in relation to incentive plans and non-cash gains (losses) related to the write-off or disposal of assets or liabilities. See “Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items and Free Cash Flow” above for further discussion.
(3)For the quarter and nine months ended September 30, 2019, the change in working capital includes the current federal income tax liability of $42 million related to the gain on sale of the renewable businesses reported in the results from discontinued operations.

Results of Operations: Corporate and Other – (continued)
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased for the quarter and nine months ended September 30, 2020 compared with the quarter and nine months ended September 30, 2019 primarily due to expenses incurred in connection with our pursuit of strategic alternatives, partially offset by reduction in professional service fees.
Fees to Manager
Fees to Manager for the quarter and nine months ended September 30, 2020 comprise base management fees of $5 million and $16 million, respectively, compared with $8 million and $23 million for the quarter and nine months ended September 30, 2019, respectively. Base management fees decreased, as calculated in accordance with the Management Services Agreement, primarily due to the reduction in our market capitalization and the increase in the holding company cash balance. No performance fees were incurred in either of the current or prior comparable periods.
Interest Expense, net
Cash interest expense, net, increased to $4 million and $13 million for the quarter and nine months ended September 30, 2020, respectively, compared with $1 million and $7 million for the quarter and nine months ended September 30, 2019, respectively. The increase in cash interest expense reflects primarily higher average debt balances, partially offset by lower weighted average interest rates and lower interest income earned during the quarter and nine months ended September 30, 2020.
Other Income, net
Other income, net, for the quarter and nine months ended September 30, 2020 reflects $3 million of fee income recognized from a previously owned renewable power development business, offset by a $3 million write-off of projects no longer viable.
Other income, net, decreased for the nine months ended September 30, 2020 compared with the nine months ended September 30, 2019 primarily as a result of the absence of fee income from a third-party developer of renewable power facilities. The relationship with the developer concluded during July 2019.
Income Taxes
The Benefit for Current Income Taxes of $4 million for the nine months ended September 30, 2020 in the above table primarily reflects the current federal income tax expense recorded by Atlantic Aviation and MIC Hawaii offset in consolidation with losses generated by Corporate and Other.
During the quarter ended September 30, 2020, we increased our deferred tax liability by $158 million as it became probable that IMTT would be sold in a taxable transaction. The increase represents the deferred tax expense on the difference between our book and tax basis in our investment in IMTT.

Liquidity and Capital Resources
Our cash requirements for our ongoing businesses historically have included primarily normal operating expenses, debt service, debt principal payments, payments of dividends, and capital expenditures. Our source of cash historically has been primarily operating activities, although we have drawn on and may in the future draw on credit facilities, have issued and may in the future issue new equity or debt, and have sold and may in the future sell assets to generate cash.
We may from time to time seek to purchase or retire our outstanding debt in open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, will depend on market conditions, our liquidity needs, and other factors.
On March 17, 2020, we drew a total of $874 million on two revolving credit facilities. We drew $599 million on our $600 million holding company level revolving credit facility and drew $275 million on the $350 million revolving credit facility at Atlantic Aviation. The proceeds were additive to our approximately $300 million of cash on hand in mid-March. The drawdowns were deemed prudent to preserve financial flexibility in light of the disruption and the uncertainty surrounding the impact of COVID-19 on our businesses. In addition to drawing on our revolving credit facilities, we determined to improve our liquidity and financial flexibility by suspending our quarterly dividend.
The $275 million drawn on the Atlantic Aviation revolving credit facility was subsequently repaid on April 30, 2020. On May 4, 2020, the Atlantic Aviation revolving credit facility commitments were reduced to $10 million, and further to $1 million on October 31, 2020, solely with respect to letters of credit then outstanding. During the quarter ended September 30, 2020, we repaid $449 million of the drawn balance on our holding company revolving credit facility.
We currently expect to fund our operations, service and/or repay our debt, make state tax payments, fund essential maintenance capital expenditures, and deploy growth capital over the remainder of 2020 and in 2021 using cash generated from the operations of our ongoing businesses, our $429 million of cash on hand on September 30, 2020, and any potential proceeds from the sale of one or more of the operating businesses.
On September 30, 2020, our consolidated debt outstanding at our ongoing businesses and at our holding company totaled $1,754 million (excluding adjustments for unamortized debt discounts) including the drawings on our revolving credit facility. Our consolidated cash balance at our ongoing businesses totaled $429 million and undrawn capacity under our revolving credit facilities at our ongoing businesses totaled $510 million. Our ratio of net debt/EBITDA for our ongoing businesses was 5.7x on September 30, 2020. Including discontinued operations, our ratio of net debt/EBITDA would have been 4.8x. Assuming the IMTT sales transaction does not close by December 31, 2020, our use of cash to fund a portion of our operations and growth capital projects during 2020, together with an expected lower trailing twelve month EBITDA, is expected to increase our ratio of net debt/EBITDA at our ongoing businesses at year-end.
The following table shows MIC’s debt obligations for our continuing operations on November 5, 2020 ($ in millions):

Business	Debt	Weighted Average Remaining Life (in years)	Balance Outstanding	Weighted Average Rate(1)
MIC Corporate	Convertible Senior Notes	2.9	$403	2.00%
	Revolving Facility	1.2	150	2.38%
Atlantic Aviation	Term Loan(2)	5.1	1,007	4.22%
MIC Hawaii	Term Loan(2)	2.8	94	1.89%
	Senior Notes	1.8	100	4.22%
Total		3.9	$1,754	3.43%
___________
(1)Reflects annualized interest rate on all facilities including interest rate hedges.
(2) The weighted average remaining life does not reflect the scheduled amortization on these facilities.

Liquidity and Capital Resources – (continued)

The following table profiles each revolving credit facility from continuing operations at our businesses and at MIC Corporate on November 5, 2020 ($ in millions):

Business	Debt(1)	Weighted Average Remaining Life (in years)	Facility Size	Undrawn Amount	Interest Rate(2)
MIC Corporate	Revolving Facility	1.2	$600	$450	LIBOR + 2.25%
MIC Hawaii	Revolving Facility	2.3	60	60	LIBOR + 1.25%
Total		1.3	$660	$510
___________
(1)Excludes $1 million of revolving commitments at Atlantic Aviation which is in place solely with respect to the existing letters of credit currently outstanding under its revolving credit facility. Such commitments will be reduced after each existing letter of credit expires or otherwise terminates.
(2)Excludes commitment fees.
We use revolving credit facilities at Hawaii Gas and at our holding company as a means of maintaining access to sufficient liquidity to meet future requirements, manage interest expense, and fund growth projects. We base our assessment of the sufficiency of our liquidity and capital resources on having $939 million of liquidity available comprised of cash on hand and undrawn balances on revolving credit facilities. In addition, we believe we will be able to refinance, extend and/or repay the principal amount of maturing long-term debt on terms that can be supported by our businesses on or before maturity.
We generally capitalize our businesses in part using floating rate debt with medium-term maturities of between four and seven years and hedge any floating rate exposure for the majority of the term of these facilities. We also use longer dated private placement debt and other forms of capital including bond or hybrid debt instruments to capitalize our businesses. In general, the debt facilities of our businesses are non-recourse to the holding company and there are no cross-collateralization or cross-guarantee provisions in these facilities.
Analysis of Consolidated Historical Cash Flows from Continuing Operations
The following section discusses our sources and uses of cash on a consolidated basis from continuing operations. All intercompany activities such as corporate allocations, capital contributions to our businesses, and distributions from our businesses have been excluded from the table as these transactions are eliminated on consolidation.

($ In Millions)	Nine Months Ended September 30,		Change Favorable/(Unfavorable)
	2020	2019
	$	$	$	%
Cash provided by operating activities	114	220	(106)	(48)
Cash used in investing activities	(53)	(46)	(7)	(15)
Cash provided by (used in) financing activities	54	(617)	671	NM
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
The decrease in consolidated cash provided by operating activities from continuing operations for the nine months ended September 30, 2020 compared with the nine months ended September 30, 2019 was primarily due to:
•a decrease in EBITDA excluding non-cash items; and
•federal income tax liability recorded in 2019 in relation to a gain on sale of our renewable power generation business; partially offset by
•an increase in the change in accounts receivable resulting from a decline in sales activity and lower retail prices on jet fuel; and

Liquidity and Capital Resources – (continued)

•a provision recorded for remediating certain environmental matters at Atlantic Aviation.
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
The increase in consolidated cash used in investing activities from continuing operations for the nine months ended September 30, 2020 compared with the nine months ended September 30, 2019 resulted from the absence of cash proceeds received from the repayment of a loan from a third-party renewable developer during 2019 and an acquisition of an FBO during 2020 at an airport on which Atlantic Aviation already operated, partially offset by a decrease in capital expenditures.
Capital Deployment (includes both continuing and discontinued operations)
Capital deployment includes growth capital expenditures and “bolt-on” acquisitions, the majority of which are expected to generate incremental earnings. For the nine months ended September 30, 2020 and 2019, growth capital deployed totaled $154 million and $143 million, respectively, of which $118 million and $81 million were recorded in discontinued operations, respectively. We continuously evaluate opportunities to prudently deploy capital in bolt-on acquisitions and growth projects across our existing businesses. In 2020, we are undertaking and expect to undertake primarily contract-backed capital projects to which we have already committed having an aggregate value of between $200 million and $225 million.
Financing Activities from Continuing Operations
Cash provided by financing activities includes new equity and debt issuance primarily to fund acquisitions and capital expenditures. Cash used in financing activities includes dividends paid to our stockholders and the repayment of debt principal balances.
The change from consolidated cash used in financing activities from continuing operations for the nine months ended September 30, 2019 to cash provided by financing activities from continuing operations for the nine months ended September 30, 2020 resulted from the net drawdowns on our revolving credit facilities in response to the potential impacts of COVID-19 and a decrease in dividends paid.
Atlantic Aviation
On September 30, 2020, Atlantic Aviation had $1,007 million of its senior secured first lien term loan facility outstanding. During the nine months ended, Atlantic Aviation drew down $275 million on its $350 million senior secured first lien revolving credit facility, which was subsequently fully repaid on April 30, 2020. On May 4, 2020, the revolving credit facility commitments were reduced to $10 million, and further to $1 million on October 31, 2020, solely with respect to letters of credit then outstanding. Cash interest expense was $36 million and $44 million for the nine months ended September 30, 2020 and 2019, respectively.
MIC Hawaii
On September 30, 2020, MIC Hawaii had total debt outstanding of $194 million consisting of a $100 million of senior secured note borrowings and $94 million of term loans. MIC Hawaii also had a $60 million revolving credit facility that was undrawn on September 30, 2020. Cash interest expense was $6 million in each of the nine month periods ended September 30, 2020 and 2019. On September 30, 2020, MIC Hawaii was in compliance with its financial covenants.
MIC Corporate
On September 30, 2020, MIC had $403 million of 2.00% Convertible Senior Notes due October 2023 outstanding. During the quarter ended September 30, 2020, MIC Corporate repaid $449 million of the $599 million outstanding balance on its revolving credit facility using cash on hand, resulting in an undrawn balance of $450 million. Cash interest expense was $13 million and $7 million for the nine months ended September 30, 2020 and 2019, respectively. On September 30, 2020, MIC was in compliance with its financial covenants.
For a description of the material terms of MIC and its businesses' debt facilities, see Note 9, “Long-Term Debt”, in Part II, Item 8, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019.

Commitments and Contingencies
Except as noted above, on September 30, 2020, there were no material changes in our commitments and contingencies compared with those on December 31, 2019. On September 30, 2020, we did not have any material purchase obligations. For a discussion of our other future obligations, due by period, under the various contractual obligations, off-balance sheet arrangements, and commitments, please see “Liquidity and Capital Resources — Commitments and Contingencies” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 25, 2020.
On September 30, 2020, we did not have any material reserves for contingencies. We have other contingencies occurring in the normal course of business, including pending legal and administrative proceedings that are not reflected at this time as they are not ascertainable.
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
Critical Accounting Policies and Estimates
For critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” in Part II, Item 7 and Note 2, “Summary of Significant Accounting Policies”, in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, and see Note 2, “Basis of Presentation”, in our Notes to Consolidated Condensed Financial Statements in Part I of this Form 10-Q for recently issued accounting standards. Our critical accounting policies and estimates have not changed materially from the description contained in our Annual Report.

Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk, see Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2019. Our exposure to market risk has not changed materially since February 25, 2020, the filing date for our Annual Report on Form 10-K, except as follows:
•reductions in target interest rates by the Federal Reserve that have lowered the cost of borrowing; and
•decreases in the price of crude oil and refined petroleum products, particularly jet fuel, that have lowered the cost of products provided by each of Atlantic Aviation and Hawaii Gas; partially offset by
•the increase in the volatility of equity markets; and
•the impact on lower wholesale LPG prices on our commodity hedge contracts.
Interim Goodwill Review
We test for goodwill impairment at the reporting unit level on October 1st of each year and between annual tests if a triggering event indicates the possibility of an impairment. We monitor changing business conditions as well as industry and economic factors, among others, for events which could trigger the need for an interim impairment analysis. During 2020, we have experienced a sustained decline in our market capitalization largely triggered by the impact of COVID-19 on our businesses and economic activity.
We performed an interim impairment analysis based on our financial results through September 30, 2020. We used both the market and income approaches, weighting them based on their applicability to the segment. The income approach used forecasted cash flows reflecting the impact of COVID-19 to our ongoing businesses and the expected recovery therefrom in the short to medium term. The analysis concluded that fair value of our ongoing businesses exceeded their carrying value and no impairment was recorded.
During the quarter ended September 30, 2020, we determined that each of the criteria to be classified as held for sale under ASC 205-20, Presentation of Financial Statements — Discontinued Operations, had been met as it relates to the potential sale of IMTT as part of our continued pursuit of our strategic alternatives. Accordingly, during the quarter ended September 30, 2020, IMTT was classified as a discontinued operation and the assets and liabilities of this business were classified as held for sale in the consolidated condensed balance sheet. Additionally, IMTT has been eliminated as a reportable segment. All prior periods have been restated to reflect these changes.
As a result of the classification as held for sale, we were required to evaluate the IMTT disposal group for impairment. The goodwill impairment test indicated that the carrying value of IMTT was higher than its fair value. The decline in fair value was primarily due to the decrease in valuation multiples for transactions involving businesses comparable to IMTT and trading multiples for public entities engaged in the midstream energy sector. Multiples decreased during 2020 primarily due to the uncertainty associated with the impact of COVID-19 and overall weakness in the energy sector. As a result, the Company recognized an impairment of the IMTT disposal group of $750 million, which includes a goodwill impairment of $725 million reported in discontinued operations for the quarter ended September 30, 2020. For additional information, see Note 4, “Discontinued Operations and Dispositions”, in our Notes to Consolidated Condensed Financial Statements in Part I of this Form 10-Q.
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The purpose of disclosure controls is to ensure that information required to be disclosed in our reports filed with or submitted to the SEC under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of September 30, 2020.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the nine months ended September 30, 2020 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MACQUARIE INFRASTRUCTURE CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
($ in Millions, Except Share Data)

	September 30, 2020	December 31, 2019
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$429	$260
Restricted cash	14	1
Accounts receivable, net of allowance for doubtful accounts	40	66
Inventories	17	22
Prepaid expenses	9	9
Income tax receivable	12	11
Other current assets	9	10
Current assets held for sale(1)	3,400	4,172
Total current assets	3,930	4,551
Property, equipment, land and leasehold improvements, net	859	879
Operating lease assets, net	319	317
Goodwill	616	615
Intangible assets, net	462	488
Other noncurrent assets	7	11
Total assets	$6,193	$6,861
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Due to Manager-related party	$2	$3
Accounts payable	22	38
Accrued expenses	45	43
Current portion of long-term debt	11	12
Operating lease liabilities - current	18	18
Other current liabilities	24	23
Current liabilities held for sale(1)	1,856	1,872
Total current liabilities	1,978	2,009
Long-term debt, net of current portion	1,705	1,554
Deferred income taxes	279	120
Operating lease liabilities - noncurrent	307	303
Other noncurrent liabilities	68	64
Total liabilities	4,337	4,050
Commitments and contingencies	—	—
See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS – (continued)
($ in Millions, Except Share Data)

	September 30, 2020	December 31, 2019
	(Unaudited)
Stockholders’ equity(2):
Additional paid in capital	$1,133	$1,198
Accumulated other comprehensive loss	(37)	(37)
Retained earnings	751	1,641
Total stockholders’ equity	1,847	2,802
Noncontrolling interests	9	9
Total equity	1,856	2,811
Total liabilities and equity	$6,193	$6,861
___________
(1)See Note 4, “Discontinued Operations and Dispositions”, for discussions on assets and liabilities held for sale.
(2)The Company is authorized to issue the following classes of stock: (i) 500,000,000 shares of common stock, par value $0.001 per share. On September 30, 2020 and December 31, 2019, the Company had 87,134,627 shares and 86,600,302 shares of common stock issued and outstanding, respectively; (ii) 100,000,000 shares of preferred stock, par value $0.001 per share authorized. On September 30, 2020 and December 31, 2019, no preferred stocks were issued or outstanding; and (iii) 100 shares of special stock, par value $0.001 per share, issued and outstanding to its Manager on September 30, 2020 and December 31, 2019.
See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
($ in Millions, Except Share and Per Share Data)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Revenue
Service revenue	$163	$229	$491	$722
Product revenue	39	58	136	183
Total revenue	202	287	627	905
Costs and expenses
Cost of services	54	104	178	335
Cost of product sales	25	43	85	128
Selling, general and administrative	69	72	229	219
Fees to Manager-related party	5	8	16	23
Depreciation	20	20	59	58
Amortization of intangibles	8	11	29	33
Total operating expenses	181	258	596	796
Operating income	21	29	31	109
Other income (expense)
Interest income	—	1	—	5
Interest expense(1)	(19)	(25)	(69)	(85)
Other (expense) income, net	(1)	—	(1)	2
Net income (loss) from continuing operations before income taxes	1	5	(39)	31
Provision for income taxes	(159)	(3)	(151)	(11)
Net (loss) income from continuing operations	(158)	2	(190)	20

Discontinued Operations(2)
Net (loss) income from discontinued operations before income taxes	(731)	95	(684)	173
Provision for income taxes	(4)	(36)	(16)	(54)
Net (loss) income from discontinued operations	(735)	59	(700)	119
Net (loss) income	(893)	61	(890)	139

Net (loss) income from continuing operations	(158)	2	(190)	20
Net (loss) income from continuing operations attributable to MIC	(158)	2	(190)	20
Net (loss) income from discontinued operations	(735)	59	(700)	119
Less: net loss attributable to noncontrolling interests	—	—	—	(3)
Net (loss) income from discontinued operations attributable to MIC	(735)	59	(700)	122
Net (loss) income attributable to MIC	$(893)	$61	$(890)	$142
See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS – (continued)
(Unaudited)
($ in Millions, Except Share and Per Share Data)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Basic (loss) income per share from continuing operations attributable to MIC	$(1.82)	$0.03	$(2.19)	$0.24
Basic (loss) income per share from discontinued operations attributable to MIC	(8.44)	0.68	(8.05)	1.42
Basic (loss) income per share attributable to MIC	$(10.26)	$0.71	$(10.24)	$1.66
Weighted average number of shares outstanding: basic	87,030,751	86,276,237	86,864,951	86,075,394
Diluted (loss) income per share from continuing operations attributable to MIC	$(1.82)	$0.03	$(2.19)	$0.24
Diluted (loss) income per share from discontinued operations attributable to MIC	(8.44)	0.68	(8.05)	1.42
Diluted (loss) income per share attributable to MIC	$(10.26)	$0.71	$(10.24)	$1.66
Weighted average number of shares outstanding: diluted	87,030,751	86,303,694	86,864,951	86,101,022
Cash dividends declared per share	$—	$1.00	$—	$3.00
___________
(1)Interest expense includes non-cash losses on derivative instruments of an insignificant amount for the quarter ended September 30, 2020 and $4 million for the nine months ended September 30, 2020, compared with non-cash losses of $1 million and $8 million for the quarter and nine months ended September 30, 2019, respectively.
(2)See Note 4, “Discontinued Operations and Dispositions”, for discussions on businesses classified as held for sale.
See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
(Unaudited)
($ in Millions)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net (loss) income	$(893)	$61	$(890)	$139
Other comprehensive income (loss), net of taxes:
Translation adjustment (1)	1	(1)	—	1
Other comprehensive income (loss)	1	(1)	—	1
Comprehensive (loss) income	(892)	60	(890)	140
Less: comprehensive loss attributable to noncontrolling interests	—	—	—	(3)
Comprehensive (loss) income attributable to MIC	$(892)	$60	$(890)	$143
___________
(1)Tax expense related to the translation adjustment for the quarter and nine months ended September 30, 2020 and the quarter ended September 30, 2019 were insignificant. For the nine months ended September 30, 2019, tax expense related to the translation adjustment was $1 million. See Note 10, "Stockholders' Equity", for further discussions.
See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
($ in Millions, Except Share Data)

	In Shares		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Special Stock	Common Stock(1)
Balance on June 30, 2020	100	86,969,144	$1,127	$(38)	$1,644	$2,733	$9	$2,742
Issuance of shares to Manager	—	162,067	5	—	—	5	—	5
Stock vested under compensation plans(2)	—	4,602	—	—	—	—	—	—
Stock withheld for taxes on vested stock(2)	—	(1,186)	—	—	—	—	—	—
Stock-based compensation expense	—	—	1	—	—	1	—	1
Comprehensive income (loss), net of taxes	—	—	—	1	(893)	(892)	—	(892)
Balance on September 30, 2020	100	87,134,627	$1,133	$(37)	$751	$1,847	$9	$1,856

Balance on December 31, 2019	100	86,600,302	$1,198	$(37)	$1,641	$2,802	$9	$2,811
Issuance of shares to Manager	—	508,720	17	—	—	17	—	17
Stock vested under compensation plans(2)	—	27,092	—	—	—	—	—	—
Stock withheld for taxes on vested stock(2)	—	(1,487)	—	—	—	—	—	—
Stock-based compensation expense	—	—	5	—	—	5	—	5
Dividends to common stockholders(3)	—	—	(87)	—	—	(87)	—	(87)
Comprehensive loss, net of taxes	—	—	—	—	(890)	(890)	—	(890)
Balance on September 30, 2020	100	87,134,627	$1,133	$(37)	$751	$1,847	$9	$1,856

Balance on June 30, 2019	100	86,195,946	$1,354	$(28)	$1,566	$2,892	$146	$3,038
Issuance of shares to Manager	—	198,770	8	—	—	8	—	8
Dividends to common stockholders(3)	—	—	(86)	—	—	(86)	—	(86)
Deconsolidation of noncontrolling interest	—	—	—	—	—	—	(137)	(137)
Comprehensive (loss) income, net of taxes	—	—	—	(1)	61	60	—	60
Balance on September 30, 2019	100	86,394,716	$1,276	$(29)	$1,627	$2,874	$9	$2,883

Balance on December 31, 2018	100	85,800,303	$1,510	$(30)	$1,485	$2,965	$152	$3,117
Issuance of shares to Manager	—	570,767	23	—	—	23	—	23
Stock vested under compensation plans(2)	—	23,646	1	—	—	1	—	1
Dividends to common stockholders(3)	—	—	(258)	—	—	(258)	—	(258)
Distributions to noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Deconsolidation of noncontrolling interest	—	—	—	—	—	—	(137)	(137)
Comprehensive income (loss), net of taxes	—	—	—	1	142	143	(3)	140
Balance on September 30, 2019	100	86,394,716	$1,276	$(29)	$1,627	$2,874	$9	$2,883
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

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
($ in Millions)

	Nine Months Ended September 30,
	2020	2019
Operating activities
Net (loss) income from continuing operations	$(190)	$20
Adjustments to reconcile net (loss) income to net cash provided by operating activities from continuing operations:
Depreciation and amortization of property and equipment	59	58
Amortization of intangible assets	29	33
Amortization of debt discount and financing costs	9	9
Adjustments to derivative instruments	—	21
Fees to Manager-related party	16	23
Deferred taxes	149	17
Other non-cash expense, net	10	5
Changes in other assets and liabilities, net of acquisitions:
Accounts receivable	25	4
Inventories	5	—
Prepaid expenses and other current assets	(1)	(6)
Accounts payable and accrued expenses	(9)	(7)
Income taxes payable	—	45
Other, net	12	(2)
Net cash provided by operating activities from continuing operations	114	220
Investing activities
Acquisitions of businesses and investments, net of cash, cash equivalents and restricted cash acquired	(13)	—
Purchases of property and equipment	(40)	(61)
Loan to project developer	—	(1)
Loan repayment from project developer	—	16
Net cash used in investing activities from continuing operations	(53)	(46)
Financing activities
Proceeds from long-term debt	874	—
Payment of long-term debt	(733)	(358)
Dividends paid to common stockholders	(87)	(258)
Debt financing costs paid	—	(1)
Net cash provided by (used in) financing activities from continuing operations	54	(617)
Net change in cash, cash equivalents and restricted cash from continuing operations	115	(443)
See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS – (continued)
(Unaudited)
($ in Millions)

	Nine Months Ended September 30,
	2020	2019
Cash flows provided by (used in) discontinued operations:
Net cash provided by operating activities	$168	$139
Net cash (used in) provided by investing activities	(150)	125
Net cash provided by financing activities	—	24
Net cash provided by discontinued operations	18	288
Net change in cash, cash equivalents and restricted cash	133	(155)
Cash, cash equivalents and restricted cash, beginning of period	358	629
Cash, cash equivalents and restricted cash, end of period	$491	$474

Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Accrued purchases of property and equipment from continuing operations	$3	$9
Accrued purchases of property and equipment from discontinued operations	12	11
Leased assets obtained in exchange for new operating lease liabilities from continuing operations	9	13
Leased assets obtained in exchange for new operating lease liabilities from discontinued operations	1	—
Taxes paid, net, from continuing operations	1	3
Taxes paid, net, from discontinued operations	4	6
Interest paid, net, from continuing operations	55	71
Interest paid, net, from discontinued operations	24	32
The following table provides a reconciliation of cash, cash equivalents and restricted cash from both continuing and discontinued operations reported within the consolidated condensed balance sheets that is presented in the consolidated condensed statements of cash flows:

	As of September 30,
	2020	2019
Cash and cash equivalents	$429	$356
Restricted cash	14	1
Cash, cash equivalents and restricted cash included in assets held for sale(1)	48	117
Total of cash, cash equivalents and restricted cash shown in the consolidated condensed statement of cash flows	$491	$474
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
MIC is externally managed by Macquarie Infrastructure Management (USA) Inc. (the Manager) pursuant to the terms of a Management Services Agreement, subject to the oversight and supervision of the Board. Six of the eight members of the Board, and all members of each of the Company's Audit, Compensation, and Nominating and Governance Committees, are independent and have no affiliation with Macquarie. The Manager is a member of the Macquarie Group of companies comprising Macquarie Group Limited and its subsidiaries and affiliates worldwide. Macquarie Group Limited is headquartered in Australia and is listed on the Australian Securities Exchange.
The Company owns its businesses through its direct wholly-owned subsidiary MIC Ohana Corporation, the successor to Macquarie Infrastructure Company Inc. The Company owns and operates a portfolio of infrastructure and infrastructure-like businesses that provide services to corporations, government agencies, and individual customers primarily in the United States (U.S.). The Company's ongoing businesses are organized into three segments:
•Atlantic Aviation:  a provider of jet fuel, terminal, aircraft hangaring, and other services primarily to operators of general aviation (GA) jet aircraft at 70 airports throughout the U.S.;
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
During the quarter ended September 30, 2020, IMTT was classified as a discontinued operation and eliminated as a reportable segment. Any contribution from IMTT to the Company's consolidated results for the quarter and year to date periods ending September 30, 2020 are reflected in Discontinued Operations. All prior periods have been adjusted to reflect the treatment of IMTT as a discontinued operation. On November 8, 2020, the Company entered into an agreement pursuant to which it will sell its IMTT business. For additional information, see Note 4, “Discontinued Operations and Dispositions”.
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
The consolidated balance sheet on December 31, 2019 has been derived from audited financial statements but does not include all the information and notes required by GAAP for complete financial statements. Certain reclassifications were made to the consolidated financial statements for the prior period to conform to current period presentation.
The interim financial information contained herein should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2019 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on February 25, 2020. Operating results for the quarter and nine months ended September 30, 2020 are not necessarily indicative of the results that may be expected for the year ending December 31, 2020 or for any future interim periods.
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
Financial Instruments
The Company’s financial instruments, including cash and cash equivalents, accounts receivable, accounts payable, and variable-rate senior debt, are carried at cost, which approximates their fair value because of either the short-term maturity or competitive interest rates assigned to these financial instruments. The fair values of the Company’s other debt instruments fall within level 1 or level 2 of the fair value hierarchy.
On December 31, 2019, the Company had $40 million of commercial paper included in cash and cash equivalents. Commercial paper consists of maturities of three months or less and are issued by counterparties with Standard & Poor's rating of A1+ or higher. The Company did not have any commercial paper on September 30, 2020.
Income Taxes
The Company files a consolidated federal income tax return that includes the financial results of its ongoing businesses, Atlantic Aviation and MIC Hawaii, and its discontinued operations, IMTT, through the date of sale. Pursuant to a tax sharing agreement, these businesses pay MIC an amount equal to the federal income tax each would pay on a standalone basis as if they were not part of the consolidated federal income tax return. In addition, the businesses file income tax returns and may pay taxes in the state and local jurisdictions in which they operate. In calculating its state income tax provision, the Company has provided a valuation allowance for certain state income tax net operating loss (NOL) carryforwards, the use of which is uncertain.
During the quarter ended September 30, 2020, the Company increased its deferred tax liability by $158 million as it became probable that IMTT would be sold in a taxable transaction. The increase represents the deferred tax expense on the difference between the Company's book and tax basis in its investment in IMTT and is recorded in the consolidated condensed statement of operations from continuing operations. See Note 4, “Discontinued Operations and Dispositions”, for further discussion.
If the IMTT sale is not concluded before December 31, 2020, the Company expects to incur a federal taxable loss for the year ended December 31, 2020. Under the U.S. Coronavirus Aid, Relief and Economic Security (CARES) Act, any NOL generated in 2020 may be carried back five years.

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
2. Basis of Presentation (continued)

Recently Issued Accounting Standards
In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). The amendments in this ASU impact the accounting for convertible instruments by reducing the number of accounting models used to account for these instruments and amending diluted earnings per share calculations. It also simplifies the requirements for contracts indexed to and potentially settled in an entity's own equity. The amendments in this update are effective for fiscal years ending after December 15, 2021. Early adoption is permitted. The Company is currently evaluating the impact of adoption on its financial statements and related disclosures.
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of Effects of Reference Rate Reform on Financial Reporting, which provides practical expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the amendments in this update apply only to contracts, hedging relationships, and other transactions that reference the London interbank offered rate (LIBOR) or another reference rate expected to be discontinued as a result of reference rate reform. These amendments are not applicable to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. ASU No. 2020-04 is effective as of March 12, 2020, through December 31, 2022, and may be applied to contract modifications and hedging relationships from the beginning of an interim period that includes or is subsequent to March 12, 2020. The Company is currently evaluating the impact of adoption on its financial statements and related disclosures.
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
3. Impact of COVID-19
Impact to MIC Businesses
In light of the ongoing impacts of the pandemic on the Company, the reduced level of economic activity and uncertainty around the timing of any recovery from the impact of the pandemic, the Company withdrew its financial guidance it had provided to the market on February 25, 2020. COVID-19 continues to negatively affect the performance of the Company's operations. Limitations on travel have reduced demand for the products and services provided by Atlantic Aviation and MIC Hawaii businesses. While GA flight activity recovered significantly in the third quarter of 2020 from the low levels recorded in late March 2020 and April 2020, the near absence of tourism in Hawaii throughout the period continued to limit gas sales. In general, the travel and tourism industries, and the businesses reliant on them, have continued to be negatively affected during the pandemic.
The Federal Aviation Administration reported that U.S. domestic GA flight activity in the third quarter of 2020 increased versus June 2020 to approximately 86% of the levels achieved in the prior comparable period. Continued stability or further increases in flight activity levels will depend upon the duration of the pandemic, any governmental response including renewed travel restrictions and the state of the U.S. and global economies, as well as increases in business, international, and event-driven activity, all of which are uncertain.

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
3. Impact of COVID-19 – (continued)

Visitor arrivals to Hawaii declined by 94% in the third quarter of 2020 versus the prior comparable period, driven largely by a 14-day quarantine requirement. The decline in visitors has resulted in a significant reduction in hotel occupancy, demand for services provided by restaurants and commercial laundries, and a reduced the amount of gas sold by Hawaii Gas by approximately 37%.
Despite these challenges, each of Atlantic Aviation and MIC Hawaii has benefited from the generation of stable resilient revenue from tenants leasing hangars in the case of Atlantic Aviation and primarily residential consumption of gas in the case of MIC Hawaii.
Impact to Liquidity and Balance Sheet
In light of the disruption in the global markets and the unpredictability of the sustained impact to its businesses caused by COVID-19, during March 2020 and April 2020, the Company took certain measures to preserve financial flexibility and increased the strength of its balance sheet and its liquidity position.
In March 2020, the Company suspended its cash dividend and drew down a total of $874 million on revolving credit facilities including $599 million on its MIC holding company level revolving credit facility and $275 million on the Atlantic Aviation revolving credit facility. The proceeds were additive to the approximately $300 million of cash on hand in mid-March 2020. During the quarter ended September 30, 2020, the Company repaid $449 million of the drawn balance on its holding company revolving credit facility. The remaining cash drawn of $150 million remains on its balance sheet and, assuming the Company maintains existing levels of performance of its businesses, the Company does not foresee using that cash. On September 30, 2020, there has been no material deterioration in accounts receivable at any of the operating businesses. If the economic impact of the pandemic is protracted, collection times and the value of uncollectible accounts could increase.
On April 30, 2020, Atlantic Aviation fully repaid the outstanding balance on its revolving credit facility. Effective May 4, 2020, the revolving credit facility commitments were reduced to $10 million, and further to $1 million on October 31, 2020, solely with respect to letters of credit then outstanding. In connection with the repayment of the revolving credit facility and reduction in commitments, Atlantic Aviation and its lenders amended the credit agreement to remove the covenant requiring the Company to maintain a ratio of net debt/EBITDA at or below 5.5x over a trailing twelve-month period. Such financial covenant will not be applicable so long as letters of credit issued under the credit facility are cash collateralized and rolled over to stand-alone letter of credit facilities upon renewal.
With the steps taken to strengthen its financial position summarized above, the Company has no immediate need for additional capital. Subsequent to the repayment and reduction in commitments related to the Atlantic Aviation revolving credit facility and a portion of the drawn balance on its holding company revolving credit facility, the Company has $939 million of liquidity available comprised of cash on hand and undrawn balances on its revolving credit facilities. Over the next twelve months, the Company currently expects to fund its operations, service and/or repay its debt, make state tax payments, fund essential maintenance capital expenditures, and deploy growth capital using cash generated from the operations of its ongoing businesses and the $429 million of cash on hand on September 30, 2020.
On September 30, 2020, each of the operating businesses and MIC Corporate were in compliance with their financial covenants in accordance with their debt agreements.
Impact to Long-Lived Assets
Due to the potential impact and uncertainty of COVID-19 on the Company's operations, the Company performed a triggering event analysis on its property, equipment, land and leasehold improvements and intangible assets at a reportable segment level during each of the quarters ended September 30, 2020, June 30, 2020 and March 31, 2020. Based on the Company’s interim assessment as of September 30, 2020, the Company determined that there were no triggering events that required an interim impairment analysis of its property, equipment, land and leasehold improvements and intangible assets.
See Note 7, "Intangible Assets and Goodwill", for discussions on the Company's interim impairment analysis on its continuing businesses and Note 4, "Discontinued Operations and Dispositions", for discussion on the impairment recorded at IMTT.

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
IMTT
On November 8, 2020, the Company entered into an agreement pursuant to which it will sell its IMTT business to an entity affiliated with Riverstone Holdings LLC (Riverstone) for approximately $2.685 billion. Consideration will include the assumption of IMTT’s approximately $1.1 billion of debt outstanding and cash. The transaction is expected to close in late 2020 or early in 2021, subject to satisfaction of all conditions precedent set forth in the purchase agreement including, among others, receipt of regulatory approvals, accuracy of representations and warranties and receipt of certain consents and waivers.
IMTT provides bulk liquid storage, handling, and other services in North America through 17 terminals located in the U.S., one terminal in Quebec, Canada and one partially owned terminal in Newfoundland, Canada. IMTT derives the majority of its revenue from storage and handling of refined petroleum products, various chemicals, renewable fuels, and vegetable and tropical oils. Based on storage capacity, IMTT operates one of the largest third-party bulk liquid terminals businesses in the U.S.
Following closing of the sale, the Company currently intends to use all net proceeds, after payment of capital gains taxes of approximately of $158 million, transaction costs of approximately $25 million, and a disposition payment of approximately $28 million under the Disposition Agreement with the Manager, to: (i) pay a special dividend to stockholders of approximately $10.75 per share; and (ii) repay or offset holding company level debt of approximately $400 million. Final decisions as to the use of these proceeds and amounts allocated for these uses will be made following the closing based on conditions at that time, including the Company's financial condition and operating results, the impact of any transactions related to the Company's pursuit of strategic alternatives, and general business and economic conditions.
The sale of IMTT is part of the Company's pursuit of its strategic alternatives to maximize value for its shareholders. During the quarter ended September 30, 2020, the Company determined that each of the criteria to be classified as held for sale under ASC 205-20, Presentation of Financial Statements — Discontinued Operations, had been met as it relates to IMTT. It was additionally determined that the sale of IMTT is considered a strategic shift for the Company that will have a major effect on operations. Accordingly, IMTT was classified as a discontinued operation, the IMTT segment was eliminated, and the assets and liabilities of IMTT have been classified as held for sale on the consolidated condensed balance sheets as of September 30, 2020. All prior periods have been restated to reflect these changes.
As part of classifying IMTT as held for sale, the Company recognized an impairment of the IMTT disposal group of $750 million, which includes a goodwill impairment of $725 million reported in discontinued operations for the quarter ended September 30, 2020.
During the quarter ended September 30, 2020, the Company increased its deferred tax liability by approximately $158 million as it became probable that IMTT would be sold in a taxable transaction. The increase represents the deferred tax expense on the difference between the Company's book and tax basis in its investment in IMTT and is recorded in the consolidated condensed statement of operations from continuing operations.
Summary of the assets and liabilities held for sale included in the Company’s consolidated condensed balance sheet related to IMTT segment as of September 30, 2020 and December 31, 2019 ($ in millions):

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
4. Discontinued Operations and Dispositions  – (continued)

	September 30, 2020	December 31, 2019
Assets
Cash and cash equivalents	$48	$97
Accounts receivable, net of allowance for doubtful accounts	26	31
Other current assets	22	22
Total current assets	96	150
Property, equipment, land and leasehold improvements, net	2,365	2,323
Goodwill	703	1,428
Intangible assets, net	231	241
Other noncurrent assets	30	30
Valuation allowance	(25)	—
Total assets	$3,400	$4,172
Liabilities
Accounts payable and accrued expenses	$60	$72
Other current liabilities	7	21
Total current liabilities	67	93
Long term debt(1)	1,101	1,100
Deferred income taxes	562	559
Other noncurrent liabilities	126	120
Total liabilities	$1,856	$1,872
___________
(1)On September 30, 2020 and December 31, 2019, IMTT had $600 million of fixed rate senior notes and $509 million of Tax-Exempt Bonds outstanding. IMTT also had $600 million in revolving credit facilities that remained undrawn on September 30, 2020 and December 31, 2019.

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
4. Discontinued Operations and Dispositions  – (continued)
Summarized financial information for discontinued operations included in the Company’s consolidated condensed statement of operations related to IMTT segment for the quarters and nine months ended September 30, 2020 and 2019, respectively, are as follows ($ in millions):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Service revenue	$122	$118	$374	$398
Cost of services	(50)	(50)	(146)	(149)
Selling, general and administrative expenses	(10)	(9)	(29)	(26)
Impairment	(750)	—	(750)	—
Depreciation and amortization	(34)	(32)	(102)	(98)
Interest expense, net	(9)	(10)	(34)	(38)
Other income, net	—	—	3	—
Net (loss) income from discontinued operations before income taxes	$(731)	$17	$(684)	$87
Provision for income taxes	(4)	(4)	(16)	(22)
Net (loss) income from discontinued operations attributable to MIC	$(735)	$13	$(700)	$65

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

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
4. Discontinued Operations and Dispositions  – (continued)
Summarized financial information for discontinued operations included in the Company’s consolidated condensed statement of operations related to its former Contracted Power segment for the quarter and nine months ended September 30, 2019 are as follows ($ in millions):

	Quarter Ended September 30,	Nine Months Ended September 30,
	2019	2019
Product revenue	$10	$44
Cost of product sales	(1)	(7)
Selling, general and administrative expenses	(11)	(18)
Interest expense, net	(1)	(13)
Other income, net(1)	81	80
Net income from discontinued operations before income taxes	$78	$86
Provision for income taxes	(32)	(32)
Net income from discontinued operations	$46	$54
Less: net loss attributable to noncontrolling interests	—	(3)
Net income from discontinued operations attributable to MIC	$46	$57
___________
(1)Includes approximately $80 million of gain on sale from the renewable business described above.
5. Income per Share
Following is a reconciliation of the basic and diluted (loss) income per share computations ($ in millions, except share and per share data):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Numerator:
Basic and diluted net (loss) income from continuing operations attributable to MIC	$(158)	$2	$(190)	$20
Basic and diluted net (loss) income from discontinued operations attributable to MIC	$(735)	$59	$(700)	$122
Denominator:
Weighted average number of shares outstanding: basic	87,030,751	86,276,237	86,864,951	86,075,394
Dilutive effect of restricted stock unit grants(1)	—	27,457	—	25,628
Weighted average number of shares outstanding: diluted	87,030,751	86,303,694	86,864,951	86,101,022
___________
(1)Dilutive effect of restricted stock unit grants includes grants to independent directors under the 2014 Independent Directors' Equity Plan and certain employees of the Company's operating businesses under the 2016 Omnibus Employee Incentive Plan.

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
5. Income per Share - (continued)

	Quarter Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Income per share:
Basic (loss) income per share from continuing operations attributable to MIC	$(1.82)	$0.03	$(2.19)	$0.24
Basic (loss) income per share from discontinued operations attributable to MIC	(8.44)	0.68	(8.05)	1.42
Basic (loss) income per share attributable to MIC	$(10.26)	$0.71	$(10.24)	$1.66
Diluted (loss) income per share from continuing operations attributable to MIC	$(1.82)	$0.03	$(2.19)	$0.24
Diluted (loss) income per share from discontinued operations attributable to MIC	(8.44)	0.68	(8.05)	1.42
Diluted (loss) income per share attributable to MIC	$(10.26)	$0.71	$(10.24)	$1.66

The following represents the weighted average potential dilutive shares of common stock that were excluded from the diluted income per share calculation:

	Quarter Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Restricted stock unit grants	91,607	—	70,006	—
2.875% Convertible Senior Notes due July 2019(1)	—	722,345	—	1,766,498
2.00% Convertible Senior Notes due October 2023	3,634,173	3,634,173	3,634,173	3,634,173
Total	3,725,780	4,356,518	3,704,179	5,400,671
___________
(1)On July 15, 2019, the Company fully repaid the outstanding balance on the 2.875% Convertible Senior Notes due July 2019 at maturity using cash on hand. The weighted average shares reflect the “if-converted” impact to dilutive common stock through the maturity date of the Note.
6. Property, Equipment, Land and Leasehold Improvements
Property, equipment, land and leasehold improvements on September 30, 2020 and December 31, 2019 consisted of the following ($ in millions):

	September 30, 2020	December 31, 2019
Land	$11	$11
Buildings	4	4
Leasehold and land improvements	783	755
Machinery and equipment	554	532
Furniture and fixtures	37	35
Construction in progress	27	43
	1,416	1,380
Less: accumulated depreciation	(557)	(501)
Property, equipment, land and leasehold improvements, net	$859	$879

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

7. Intangible Assets and Goodwill
Intangible assets on September 30, 2020 and December 31, 2019 consisted of the following ($ in millions):

	September 30, 2020	December 31, 2019
Contractual arrangements	$911	$908
Non-compete agreements	10	10
Customer relationships	66	66
Trade names	16	16
	1,003	1,000
Less: accumulated amortization	(541)	(512)
Intangible assets, net	$462	$488

The goodwill balance by reportable segments on September 30, 2020 is comprised of the following ($ in millions):

	IMTT	Atlantic Aviation	MIC Hawaii	Total
Goodwill acquired in business combinations, net of disposals, on December 31, 2019	$1,430	$619	$123	$2,172
Accumulated impairment charges	—	(123)	(3)	(126)
Other	(2)	(1)	—	(3)
Transfer to assets held for sale	(1,428)	—	—	(1,428)
Balance on December 31, 2019	—	495	120	615
Goodwill related to 2020 acquisition	—	1	—	1
Balance on September 30, 2020	$—	$496	$120	$616

The Company tests for goodwill impairment at the reporting unit level on October 1st of each year and between annual tests if a triggering event indicates the possibility of an impairment. The Company monitors changing business conditions as well as industry and economic factors, among others, for events which could trigger the need for an interim impairment analysis. During 2020, the Company has experienced a sustained decline in its market capitalization largely triggered by the impact of COVID-19 on its businesses and economic activity.
The Company performed an interim impairment analysis based on its financial results through September 30, 2020. The Company used both the market and income approaches, weighting them based on their applicability to the segment. The income approach used forecasted cash flows reflecting the impact of COVID-19 to its ongoing businesses and the expected recovery therefrom in the short to medium term. The analysis concluded that fair value of its ongoing businesses exceeded their carrying value and no impairment was recorded. See Note 4, "Discontinued Operations and Dispositions", for discussion on the impairment recorded at IMTT.

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

8. Long-Term Debt
On September 30, 2020 and December 31, 2019, the Company’s consolidated long-term debt balance comprised of the following ($ in millions):

	September 30, 2020	December 31, 2019
Atlantic Aviation	$1,007	$1,015
MIC Hawaii	194	195
MIC Corporate	540	388
Total	1,741	1,598
Current portion	(11)	(12)
Long-term portion	1,730	1,586
Unamortized deferred financing costs(1)	(25)	(32)
Long-term portion less unamortized debt discount and deferred financing costs	$1,705	$1,554
___________
(1)The weighted average remaining life of the deferred financing costs on September 30, 2020 was 4.6 years.
On September 30, 2020, the total undrawn capacity on the revolving credit facilities was $510 million. On March 17, 2020, the Company drew down a total of $874 million on two revolving credit facilities. This comprised of $599 million on its $600 million holding company level revolving credit facility and $275 million on the $350 million revolving credit facility at Atlantic Aviation. The drawdowns were deemed prudent to preserve financial flexibility in light of the disruption in the global markets and the unpredictability of the sustained impact to its businesses caused by COVID-19. See Atlantic Aviation below for discussions on subsequent repayment and amendment to its revolving credit facility and MIC Corporate for discussions on the subsequent repayment of its revolving credit facility during the quarter ended September 30, 2020.
MIC Corporate
On September 30, 2020, MIC Corporate had $150 million of its $600 million senior secured revolving credit facility drawn. The proceeds of this borrowing may be used for working capital, general corporate, or other purposes. During the quarter ended September 30, 2020, MIC Corporate repaid $449 million on the outstanding balance on its revolving credit facility using cash on hand, resulting in an undrawn balance of $450 million. The senior secured revolving credit facility was undrawn on December 31, 2019.
2.00% Convertible Senior Notes due October 2023 (2.00% Convertible Senior Notes)
On September 30, 2020 and December 31, 2019, the Company had $390 million and $388 million, respectively, outstanding on its seven-year, 2.00% Convertible Senior Notes. On September 30, 2020 and December 31, 2019, the fair value of the liability component of the Notes was approximately $355 million and $370 million, respectively. On September 30, 2020, the conversion rate was 9.0290 shares of common stock per $1,000 principal amount.
The 2.00% Convertible Senior Notes consisted of the following ($ in millions):

	September 30, 2020	December 31, 2019
Liability Component:
Principal	$403	$403
Unamortized debt discount	(13)	(15)
Long-term debt, net of unamortized debt discount	390	388
Unamortized deferred financing costs	(5)	(6)
Net carrying amount	$385	$382
Equity Component	$27	$27

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
8. Long-Term Debt  – (continued)
For the quarter and nine month periods ended September 30, 2020, the Company recognized $3 million and $9 million in interest expense, respectively, related to the 2.00% Convertible Senior Notes, compared with $3 million and $10 million for the quarter and nine months ended September 30, 2019, respectively. The interest expense on the principal portion of the 2.00% Convertible Senior Notes were $2 million and $6 million for the quarter and nine month periods ended September 30, 2020 and 2019, respectively. The remaining portion of the interest expense related to the amortization of debt discount and deferred financing costs.
Atlantic Aviation
On September 30, 2020 and December 31, 2019, Atlantic Aviation had $1,007 million and $1,015 million, respectively, outstanding on its seven-year senior secured first lien term loan facility. Atlantic Aviation also had a five-year, $350 million senior secured first lien revolving credit facility that was undrawn on December 31, 2019.
As noted above, Atlantic Aviation drew $275 million on its revolving credit facility on March 17, 2020. On April 30, 2020, Atlantic Aviation fully repaid the outstanding balance on its revolving credit facility and effective May 4, 2020, reduced the commitments on this facility to $10 million, and further to $3 million on September 30, 2020, solely with respect to letters of credit then outstanding. The amendment of the facility eliminates any leverage-based maintenance covenant on the Atlantic Aviation term loan as long as the letters of credit issued under the facility are cash collateralized and rolled over to standalone letters of credit facilities upon renewal. On September 30, 2020 and December 31, 2019, Atlantic Aviation had $10 million in letters of credit outstanding.
MIC Hawaii
On September 30, 2020 and December 2019, Hawaii Gas had $100 million of fixed rate senior notes outstanding, that had a fair value of approximately $105 million at both periods. Hawaii Gas also had an $80 million term loan outstanding and a $60 million revolving credit facility that remained undrawn on September 30, 2020 and December 31, 2019.
In addition, MIC Hawaii's solar facilities had a term loan outstanding of $14 million and $15 million on September 30, 2020 and December 31, 2019, respectively.
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
On September 30, 2020, the Company had $1,754 million of current and long-term debt (excluding adjustments for unamortized debt discounts), of which $414 million was economically hedged with interest rate contracts, $503 million was fixed rate debt, and $837 million was unhedged. The Company does not use hedge accounting. All movements in the fair value of the interest rate derivatives are recorded directly through earnings.
Commodity Price Contracts
The risks associated with fluctuations in the prices that Hawaii Gas, a business within the MIC Hawaii reportable segment, pays for liquefied petroleum gas (LPG) is principally a result of market forces reflecting changes in supply and demand for LPG and other energy commodities. Hawaii Gas’ gross margin (revenue less cost of product sales excluding depreciation and amortization) is sensitive to changes in LPG supply costs and Hawaii Gas may not always be able to pass through cost increases fully or on a timely basis, particularly when product costs rise rapidly. To reduce the volatility of the business’ LPG wholesale market price risk, Hawaii Gas has used and expects to continue to use over-the-counter commodity derivative instruments. Hawaii Gas does not use commodity derivative instruments for speculative or trading purposes. Over-the-counter derivative instruments used by Hawaii Gas to hedge forecasted purchases of LPG are generally settled at expiration of the contract.

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
9. Derivative Instruments and Hedging Activities – (continued)
Financial Statement Location Disclosure for Derivative Instruments
The Company measures derivative instruments at fair value using the income approach which discounts the future net cash settlements expected under the derivative contracts to a present value. These valuations use primarily observable (level 2) inputs, including contractual terms, interest rates, and yield curves observable at commonly quoted intervals.
The Company’s fair value measurements of its derivative instruments and the related location of the assets and liabilities within the consolidated condensed balance sheets on September 30, 2020 and December 31, 2019 were ($ in millions):

	Assets (Liabilities) at Fair Value
Balance Sheet Classification	September 30, 2020	December 31, 2019
Fair value of derivative instruments - other current assets	$—	$3
Fair value of derivative instruments - other noncurrent assets	—	2
Total derivative contracts - assets	$—	$5
Fair value of derivative instruments - other current liabilities	$(1)	$(6)
Fair value of derivative instruments - other noncurrent liabilities	(1)	—
Total derivative contracts – liabilities	$(2)	$(6)

The Company’s hedging activities for the quarters and nine months ended September 30, 2020 and 2019 and the related location within the consolidated condensed statements of operations were ($ in millions):

Income Statement Classification	Amount of Loss Recognized in Consolidated Condensed Statements of Operations
	Quarter Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest expense - interest rate caps	$—	$(1)	$(3)	$(7)
Interest expense - interest rate swaps	—	—	(1)	(1)
Cost of product sales - commodity swaps	—	(6)	(1)	(11)
Total	$—	$(7)	$(5)	$(19)
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
The following represents unvested STIP RSU grants through September 30, 2020:

	STIP Grants
	Number of RSUs (in units)	Weighted Average Grant-Date Fair Value (per share)
Unvested balance on December 31, 2019	—	$—
Granted	55,661	24.50
Forfeited	(1,328)	24.50
Unvested balance on September 30, 2020	54,333	$24.50

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
10. Stockholders’ Equity – (continued)

On September 30, 2020, the grant date fair value of the unvested awards was approximately $1 million, of which an insignificant amount of compensation expense was recorded for the nine months ended September 30, 2020. On September 30, 2020, the unrecognized compensation cost related to unvested RSU awards is expected to be recognized over a weighted-average period of 0.8 years.
From time to time, the Company may issue RSUs to reward or retain employees, or to attract new employees, or other reasons by providing special grants of RSUs. Vesting dates and terms can vary for each award at the discretion of the Company.
The following represents unvested Special RSU grants through September 30, 2020:

	Special RSU Grants
	Number of RSUs (in units)	Weighted Average Grant-Date Fair Value (per share)
Unvested balance on December 31, 2018	—	$—
Granted	6,067	40.30
Unvested balance on December 31, 2019	6,067	40.30
Granted	4,602	23.50
Vested	(5,702)	26.74
Unvested balance on September 30, 2020	4,967	$40.30

Compensation expense related to the Special RSU grants for both the nine months ended September 30, 2020 and 2019, respectively, was not significant and is expected to be recognized over a weighted-average period of 0.5 years.
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
The following represents unvested LTIP PSU grants through September 30, 2020 at the target level of performance:

	LTIP Grants (at Target)
	Number of PSUs (in units)	Weighted Average Grant-Date Fair Value (per share)
Unvested balance on December 31, 2018	—	$—
Granted	134,671	39.59
Forfeited	(9,477)	39.26
Unvested balance on December 31, 2019	125,194	39.62
Forfeited	(5,416)	39.26
Unvested balance on September 30, 2020	119,778	$39.64

On September 30, 2020, depending upon actual performance, the number of PSUs to be issued will vary from zero to 221,088, net of forfeitures. On September 30, 2020, the grant date fair value of the unvested awards was approximately $5 million, reflecting target performance by all participants. The Company recognized approximately $1 million of compensation

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
10. Stockholders’ Equity – (continued)
expense related to the LTIP in each of the nine month periods ended September 30, 2020 and 2019. On September 30, 2020, the unrecognized compensation cost related to unvested PSU awards was approximately $3 million at target level performance. If target level performance is achieved, the unrecognized cost is expected to be recognized over a weighted-average period of 1.3 years.
Accumulated Other Comprehensive Loss, net of taxes
The following represents the changes and balances to the components of accumulated other comprehensive loss, net of taxes, for the nine months ended September 30, 2020 and 2019 ($ in millions):

	Post-Retirement Benefit Plans, net of taxes	Translation Adjustment, net of taxes(1)	Total Stockholders’ Accumulated Other Comprehensive Loss, net of taxes
Balance on December 31, 2018	$(16)	$(14)	$(30)
Translation adjustment	—	1	1
Balance on September 30, 2019	$(16)	$(13)	$(29)

Balance on December 31, 2019	$(25)	$(12)	$(37)
Translation adjustment	—	—	—
Balance on September 30, 2020	$(25)	$(12)	$(37)
___________
(1)Tax expense related to translation adjustment was insignificant for the nine months ended September 30, 2020 and $1 million for the nine months ended September 30, 2019.
11. Reportable Segments
On September 30, 2020, the Company’s businesses consisted of three reportable segments: Atlantic Aviation, MIC Hawaii, and Corporate and Other.
During the quarter ended September 30, 2020, IMTT was classified as a discontinued operation and eliminated as a reportable segment. Any contribution from IMTT to the Company's consolidated results for the quarter and year to date periods ending September 30, 2020 are reflected in Discontinued Operations. All prior periods have been adjusted to reflect the treatment of IMTT as a discontinued operation. On November 8, 2020, the Company entered into an agreement pursuant to which it will sell its IMTT business. For additional information, see Note 4, “Discontinued Operations and Dispositions”.
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

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
11. Reportable Segments  – (continued)
Other FBO services.  Other fixed based operation (FBO) services consist principally of de-icing services, landing, concession, transient overnight hangar usage, terminal use, and fuel distribution fees that are recognized as sales of services. Revenue from these transactions is recorded based on the service fee earned.
MIC Hawaii
MIC Hawaii primarily comprises: (i) Hawaii Gas, Hawaii’s only government-franchised gas utility and an unregulated LPG distribution business providing gas and related services to commercial, residential, and governmental customers; and (ii) controlling interests in two solar facilities on Oahu.
Revenue from the Hawaii Gas business is generated from the distribution and sales of synthetic natural gas (SNG), LPG, liquefied natural gas (LNG), and renewable natural gas (RNG). Revenue is primarily a function of the amount of SNG, LPG, LNG, and RNG consumed by customers and the price per British Thermal Unit or gallon charged to customers. Revenue levels, without organic growth, will generally track global commodity prices, namely petroleum and natural gas, as its products are derived from these commodities.
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
Revenue from external customers for the Company’s consolidated reportable segments were ($ in millions):

	Quarter Ended September 30, 2020
	Atlantic Aviation	MIC Hawaii	Total Reportable Segments
Service revenue
Fuel	$103	$—	$103
Hangar	25	—	25
Other	35	—	35
Total service revenue	163	—	163
Product revenue
Lease	—	1	1
Gas	—	34	34
Other	—	4	4
Total product revenue	—	39	39
Total revenue	$163	$39	$202

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
11. Reportable Segments  – (continued)

	Quarter Ended September 30, 2019
	Atlantic Aviation	MIC Hawaii	Consolidation Adjustment	Total Reportable Segments
Service revenue
Fuel	$165	$—	$—	$165
Hangar	24	—	—	24
Other	41	—	(1)	40
Total service revenue	230	—	(1)	229
Product revenue
Lease	—	2	—	2
Gas	—	54	—	54
Other	—	2	—	2
Total product revenue	—	58	—	58
Total revenue	$230	$58	$(1)	$287

	Nine Months Ended September 30, 2020
	Atlantic Aviation	MIC Hawaii	Total Reportable Segments
Service revenue
Fuel	$311	$—	$311
Hangar	74	—	74
Other	106	—	106
Total service revenue	491	—	491
Product revenue
Lease	—	3	3
Gas	—	123	123
Other	—	10	10
Total product revenue	—	136	136
Total revenue	$491	$136	$627

	Nine Months Ended September 30, 2019
	Atlantic Aviation	MIC Hawaii	Consolidation Adjustment	Total Reportable Segments
Service revenue
Fuel	$519	$—	$—	$519
Hangar	70	—	—	70
Other	135	—	(2)	133
Total service revenue	724	—	(2)	722
Product revenue
Lease	—	4	—	4
Gas	—	171	—	171
Other	—	8	—	8
Total product revenue	—	183	—	183
Total revenue	$724	$183	$(2)	$905

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
11. Reportable Segments  – (continued)
In accordance with ASC 280, Segment Reporting, the Company has disclosed earnings before interest, taxes, depreciation, and amortization (EBITDA) excluding non-cash items as a key performance indicator for the businesses. EBITDA excluding non-cash items is reflective of the businesses’ ability to effectively manage the amount of products sold or services provided, the operating margin earned on those transactions, and the management of operating expenses independent of the capitalization and tax attributes of its businesses. The Company defines EBITDA excluding non-cash items as net income (loss) or earnings — the most comparable GAAP measure — before interest, taxes, depreciation, and amortization and non-cash items including impairments, unrealized derivative gains and losses, adjustments for other non-cash items, and pension expense reflected in the statements of operations.
EBITDA excluding non-cash items for the Company’s consolidated reportable segments from continuing operations is shown in the tables below ($ in millions). Allocations of corporate expenses, intercompany fees, and the tax effect have been excluded as they are eliminated in consolidation.

	Quarter Ended September 30, 2020
	Atlantic Aviation	MIC Hawaii	Corporate and Other	Total Reportable Segments
Net income (loss)	$13	$1	$(172)	$(158)
Interest expense, net	11	2	6	19
Provision for income taxes	6	—	153	159
Depreciation and amortization	24	4	—	28
Fees to Manager-related party	—	—	5	5
Other non-cash expense, net	—	—	4	4
EBITDA excluding non-cash items	$54	$7	$(4)	$57

	Quarter Ended September 30, 2019
	Atlantic Aviation	MIC Hawaii	Corporate and Other	Total Reportable Segments
Net income (loss)	$14	$1	$(13)	$2
Interest expense, net	18	3	3	24
Provision (benefit) for income taxes	5	1	(3)	3
Depreciation and amortization	27	4	—	31
Fees to Manager-related party	—	—	8	8
Other non-cash expense, net	—	3	—	3
EBITDA excluding non-cash items	$64	$12	$(5)	$71

	Nine Months Ended September 30, 2020
	Atlantic Aviation	MIC Hawaii	Corporate and Other	Total Reportable Segments
Net income (loss)	$10	$9	$(209)	$(190)
Interest expense, net	44	7	18	69
Provision for income taxes	5	4	142	151
Depreciation and amortization	76	12	—	88
Fees to Manager-related party	—	—	16	16
Other non-cash expense (income), net	2	(3)	5	4
EBITDA excluding non-cash items	$137	$29	$(28)	$138

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
11. Reportable Segments  – (continued)

	Nine Months Ended September 30, 2019
	Atlantic Aviation	MIC Hawaii	Corporate and Other	Total Reportable Segments
Net income (loss)	$48	$11	$(39)	$20
Interest expense, net	59	8	13	80
Provision (benefit) for income taxes	18	5	(12)	11
Depreciation and amortization	79	12	—	91
Fees to Manager-related party	—	—	23	23
Other non-cash expense, net	1	10	1	12
EBITDA excluding non-cash items	$205	$46	$(14)	$237

Reconciliations of total reportable segments’ EBITDA excluding non-cash items to consolidated net income (loss) from continuing operations before income taxes were ($ in millions):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Total reportable segments EBITDA excluding non-cash items	$57	$71	$138	$237
Interest expense, net	(19)	(24)	(69)	(80)
Depreciation and amortization	(28)	(31)	(88)	(91)
Fees to Manager-related party	(5)	(8)	(16)	(23)
Other expense, net	(4)	(3)	(4)	(12)
Total consolidated net income (loss) from continuing operations before income taxes	$1	$5	$(39)	$31

Capital expenditures, on a cash basis, for the Company’s reportable segments were ($ in millions):

	Quarter Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Atlantic Aviation	$7	$17	$28	$44
MIC Hawaii	3	5	11	15
Corporate and Other	1	1	1	2
Total capital expenditures of reportable segments	$11	$23	$40	$61

Property, equipment, land and leasehold improvements, net, and total assets for the Company’s reportable segments were ($ in millions):

	Property, Equipment, Land and Leasehold Improvements, net		Total Assets
	September 30, 2020	December 31, 2019	September 30, 2020	December 31, 2019
Atlantic Aviation	$552	$567	$1,960	$2,060
MIC Hawaii	300	301	508	537
Corporate and Other	7	11	325	92
Total assets of reportable segments	$859	$879	$2,793	$2,689
Assets held for sale	—	—	3,400	4,172
Total consolidated assets	$859	$879	$6,193	$6,861

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

12. Long-Term Contracted Revenue
Long-term contracted revenue consists of estimated revenue to be recognized in the future related to performance conditions that are unsatisfied or partially unsatisfied accounted for in accordance with ASC 606, Revenue from Contracts with Customers. The following long-term contracted revenue were in existence on September 30, 2020 ($ in millions):

Contract Revenue (ASC 606)
2020 remaining	$21
2021	41
2022	16
2023	12
2024	7
Thereafter	14
Total	$111

The above table does not include the future minimum lease revenue from the renewable businesses within the MIC Hawaii reportable segment. The payments from these leases are considered variable as they are based on the output of the underlying assets (i.e. energy generated).
13. Related Party Transactions
Management Services
On September 30, 2020 and December 31, 2019, the Manager held 13,762,511 shares and 13,253,791 shares, respectively, of the Company’s common stock. Pursuant to the terms of the Third Amended and Restated Management Services Agreement (Management Services Agreement), the Manager may sell these shares at any time. Under the Management Services Agreement, the Manager, at its option, may reinvest base management fees and performance fees, if any, in shares of the Company. The Manager’s holdings on September 30, 2020 represented 15.79% of the Company's outstanding common stock.
Since January 1, 2019, the Company paid the Manager cash dividends on shares held for the following periods:

Declared	Period Covered	$ per Share	Record Date	Payable Date	Cash Paid to Manager (in millions)
February 14, 2020	Fourth quarter 2019	1.00	March 6, 2020	March 11, 2020	$13
October 29, 2019	Third quarter 2019	1.00	November 11, 2019	November 14, 2019	13
July 30, 2019	Second quarter 2019	1.00	August 12, 2019	August 15, 2019	13
April 29, 2019	First quarter 2019	1.00	May 13, 2019	May 16, 2019	13
February 14, 2019	Fourth quarter 2018	1.00	March 4, 2019	March 7, 2019	13

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
In accordance with the Management Services Agreement, the Manager is entitled to a monthly base management fee based primarily on the Company’s market capitalization, and potentially a quarterly performance fee based on total stockholder returns relative to a U.S. utilities index. Currently, the Manager has elected to reinvest the future base management fees and performance fees, if any, in additional shares. For the quarter and nine months ended September 30, 2020, the Company incurred base management fees of $5 million and $16 million, respectively, compared with $8 million and $23 million for the

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
13. Related Party Transactions (continued)

quarter and nine months ended September 30, 2019, respectively. The Company did not incur any performance fees for the quarter and nine month periods ended September 30, 2020 and 2019.
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
On November 8, 2020, the Company entered into an agreement pursuant to which it will sell its IMTT business. Following closing of the sale, the Company currently expects to pay a disposition payment to its Manager of approximately $28 million calculated in accordance with the terms of the Disposition Agreement.
The unpaid portion of the base management fees and performance fees, if any, at the end of each reporting period is included in Due to Manager-related party in the consolidated condensed balance sheets. The following table shows the Manager's reinvestment of its base management fees and performance fees, if any, in shares:

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
13. Related Party Transactions (continued)

Period	Base Management Fee Amount ($ in millions)	Performance Fee Amount ($ in millions)	Shares Issued
2020 Activities:
Third quarter 2020	$5	$—	172,976	(1)
Second quarter 2020	4	—	146,452
First quarter 2020	7	—	181,617

2019 Activities:
Fourth quarter 2019	$9	$—	208,881
Third quarter 2019	8	—	201,827
Second quarter 2019	7	—	192,103
First quarter 2019	8	—	184,448
___________
(1)The Manager elected to reinvest all monthly base management fees for the third quarter of 2020 in new primary shares. The Company issued 172,976 shares for the quarter ended September 30, 2020, including 63,279 shares that were issued in October 2020 for the September 2020 monthly base management fee.
The Manager is not entitled to any other compensation and all costs incurred by the Manager, including compensation of seconded staff, are paid by the Manager out of its base management fee. However, the Company is responsible for other direct costs including, but not limited to, expenses incurred in the administration or management of the Company and its subsidiaries, income taxes, audit and legal fees, acquisitions and dispositions, and its compliance with applicable laws and regulations. During the quarter and nine months ended September 30, 2020, the Manager charged the Company $6,000 and $310,000, respectively, for reimbursement of out-of-pocket expenses compared with $76,000 and $653,000, respectively, for the quarter and nine months ended September 30, 2019. The unpaid portion of the out-of-pocket expenses at the end of the reporting period is included in Due to Manager-related party in the consolidated condensed balance sheets. During the nine months ended September 30, 2020, and 2019, the Company expensed $60,000 and $294,000, respectively, in legal fees incurred by the Manager related to the Shareholder Litigation. For additional information, see Note 14, "Legal Proceedings and Contingencies", for further discussions.
Macquarie Group - Other Services
The Company uses the resources of the Macquarie Group with respect to a range of advisory, procurement, insurance, hedging, lending, and other services. Engagements involving members of the Macquarie Group are reviewed and approved by the Audit Committee of the Company’s Board. Macquarie Group affiliates are engaged on an arm’s length basis and frequently as a member of a syndicate of providers whose other members establish the terms of the interaction.
Advisory Services
The Macquarie Group, and wholly-owned subsidiaries within the Macquarie Group, including Macquarie Bank Limited (MBL) and Macquarie Capital (USA) Inc. (MCUSA) have provided various advisory and other services and incurred expenses in connection with the Company’s equity raising activities, acquisitions, and debt structuring for the Company and its businesses. Underwriting fees are recorded in stockholders’ equity as a direct cost of equity offerings. Advisory fees and out-of-pocket expenses relating to acquisitions are expensed as incurred. Debt arranging fees are deferred and amortized over the term of the credit facility.
Long-Term Debt
The Company has a $600 million senior secured revolving credit facility at the holding company level where Macquarie Capital Funding LLC has a $40 million commitment. For the quarter and nine months ended September 30, 2020, the Company incurred interest expense of $203,000 and $564,000, respectively, related to Macquarie Capital Funding LLC’s portion of the MIC senior secured revolving credit facility compared with $45,000 and $120,000 for the quarter and nine months ended September 30, 2019, respectively.

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
13. Related Party Transactions (continued)

Other Transactions
From time to time, indirect subsidiaries within Macquarie Group may enter into contracts with IMTT to lease capacity. For the nine months ended September 30, 2020, revenue from these contracts totaled approximately $2 million compared with approximately $1 million for the nine months ended September 30, 2019.
Other Related Party Transactions
In the nine months ended September 30, 2020, the Company incurred $25,000 for advisory services from a former Board member.
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
On August 9, 2018, a shareholder derivative complaint captioned Phyllis Wright v. Liam Stewart, et al., Case No. 1:18-cv-07174 (VSB), was filed in the United States District Court for the Southern District of New York. A substantially identical complaint captioned Raymond Greenlee v. James Hooke, et al., Case No. 1:18-cv-09339 (VSB) was filed in the same court on October 12, 2018. A third and substantially similar shareholder derivative complaint captioned Kim Johnson v. Liam Stewart, et al., Case No. 1:18-cv-011062 (VSB) was filed in the same court on November 27, 2018. Each of the shareholder derivative complaints assert derivative claims on behalf of the Company against certain of its current and former officers and directors arising out of the same subject matter at issue in the City of Riviera Beach and Fajardo complaints discussed above. The causes of action asserted include violation of Section 14(a) of the Securities Exchange Act of 1934, breach of fiduciary duties, waste of corporate assets, unjust enrichment, and aiding and abetting breach of fiduciary duty. A motion to consolidate the three actions is currently pending. Proceedings in the Wright, Greenlee, and Johnson cases are otherwise stayed pending resolution of the motions to dismiss the securities class actions described above. The Company expects that the named defendants will vigorously contest the claims asserted in the Wright, Greenlee, and Johnson complaints.

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
On August 9, 2018, a shareholder derivative complaint captioned Phyllis Wright v. Liam Stewart, et al., Case No. 1:18-cv-07174 (VSB), was filed in the United States District Court for the Southern District of New York. A substantially identical complaint captioned Raymond Greenlee v. James Hooke, et al., Case No. 1:18-cv-09339 (VSB) was filed in the same court on October 12, 2018. A third and substantially similar shareholder derivative complaint captioned Kim Johnson v. Liam Stewart, et al., Case No. 1:18-cv-011062 (VSB) was filed in the same court on November 27, 2018. Each of the shareholder derivative complaints assert derivative claims on behalf of the Company against certain of its current and former officers and directors arising out of the same subject matter at issue in the City of Riviera Beach and Fajardo complaints discussed above. The causes of action asserted include violation of Section 14(a) of the Securities Exchange Act of 1934, breach of fiduciary duties, waste of corporate assets, unjust enrichment, and aiding and abetting breach of fiduciary duty. A motion to consolidate the three actions is currently pending. Proceedings in the Wright, Greenlee, and Johnson cases are otherwise stayed pending resolution of the motions to dismiss the securities class actions described above. The Company expects that the named defendants will vigorously contest the claims asserted in the Wright, Greenlee, and Johnson complaints.

Item 1A. Risk Factors
There have been no material changes to the risk factors set forth under Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 25, 2020, except as follows:
Risks Related to the IMTT Transaction
The IMTT Transaction is contingent on a number of conditions, and may not be completed on the terms or timeline currently contemplated or at all.
The consummation of the IMTT Transaction is subject to various conditions, including, among others, receipt of regulatory approvals, accuracy of representations and warranties and receipt of certain consents and waivers. If the IMTT Transaction is not completed for any reason, the price of our common stock may decline, and our business, financial condition and results of operations may be impacted, including: to the extent that the market price of our common stock reflects positive market assumptions that the IMTT Transaction will be completed and the related benefits will be realized; based on the significant expenses, such as legal and financial advisory services, which generally must be paid regardless of whether the IMTT Transaction is completed; and due to the risk that we will have forgone other opportunities in favor of the IMTT Transaction and committed time and resources of management to matters related to the IMTT Transaction instead of pursuing such other opportunities that could be beneficial, without realizing the benefits of having the IMTT Transaction completed. Under certain circumstances, Purchaser may be obligated to pay a termination fee, but such fee may not adequately compensate us for our losses if the IMTT Transaction is not completed.
While the IMTT Transaction is pending, IMTT will be subject to risks and uncertainties and contractual restrictions that could disrupt its business or negatively impact our stock price.
The announcement and pendency of the IMTT Transaction could cause disruptions and create uncertainty surrounding IMTT’s business and affect its relationships with customers, suppliers and business partners. These uncertainties could cause customers, suppliers and others that deal with us and/or IMTT to seek to change existing business relationships. In addition, employee retention could be negatively impacted during the pendency of the sale. Pending completion of the IMTT Transaction, the attention of our management may be focused on the IMTT Transaction and related matters, and diverted from other opportunities that might benefit us. In addition, pursuant to the Purchase Agreement, prior to closing we have agreed to conduct the IMTT business in the ordinary course and not to undertake certain actions without the written consent of Purchaser. These restrictions could prevent IMTT from pursuing certain beneficial business opportunities. All of these uncertainties could adversely affect our business, financial condition and results of operations, and could negatively impact the market price of our common stock.
After completion of the IMTT Transaction, we may be more susceptible to adverse events, and we may not be able to use the proceeds from the IMTT Transaction as intended.
If the IMTT Transaction is completed, we will have divested the IMTT business and we will be subject to concentration of the risks that affect our retained businesses. After completion of the IMTT Transaction, we will have fewer assets and may experience decreases in earnings and cash flow and increases in operating costs or other expenses. The market price of our common stock may decrease, and our common stock may be more susceptible to market fluctuations. In addition, if there are significant adverse changes in our business prospects, the industries in which we operate, or in market and economic conditions generally, we may not be able to use the proceeds from the IMTT Transaction as currently intended.
Due to the effect of the classification of IMTT as a discontinued operation, our historical filed consolidated financial statements are not comparable to the quarterly consolidated financial statements included in this report.
Our quarterly consolidated results of operations included in this report reflect as discontinued operations the results of operations of our IMTT business. The consolidated balance sheets contained in this report include assets of continuing operations as well as the assets held for sale of our IMTT business, and our consolidated statements of cash flows include the cash flows of both our continuing and discontinued operations for the periods presented. Our historical filed annual consolidated financial statements currently do not reflect reporting of discontinued operations for the IMTT business. Accordingly, they are not comparable to the quarterly consolidated financial statements included in this report or any of our future consolidated financial results.

Risks Related to COVID-19
COVID-19 is adversely impacting our businesses and could have a material adverse effect on our results of operations, financial condition, liquidity, capital expenditures and the trading value of our securities.
COVID-19 has negatively impacted the global economy, disrupted financial markets, disrupted supply chains, significantly reduced travel and interrupted business activity. Federal, state, and local governments have implemented mitigation measures including travel restrictions, stay-at-home orders, border closings, restrictions on public gatherings, social distancing, shelter-in-place restrictions, and limitations on business operations. Although the Company’s businesses are considered essential services, these government actions have adversely affected the ability of our employees, customers, suppliers, and other business partners to conduct business activities, and could do so for an extended period of time. This could have a material adverse effect on our results of operations, financial condition, liquidity, capital expenditures and the trading value of our securities. Risks include:
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
•Impact on capital expenditures and costs. We are reviewing and deferring certain non-essential capital expenditures, including certain growth capital expenditures. If we are unable to deploy growth capital as planned, our long-term development prospects and ability to meet competitive challenges could be negatively impacted. We are also experiencing an increase in costs associated with the Company’s pandemic response measures.
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
•Impact on our pursuit of strategic alternatives. In October 2019, we announced that we were pursuing strategic alternatives, which could result in, among other things, a sale of one or more of our businesses or potentially of the Company. COVID-19 has adversely affected economies and financial markets worldwide, impacted our stock price, affected the availability of financing, restricted travel and business activity, and adversely impacted the businesses of parties that may be interested in engaging in a strategic transaction. These effects have slowed our process of pursuing strategic alternatives, and may make it more difficult for us to complete any strategic transactions at favorable valuations or at all.
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
The general reaction to COVID-19, as well as governmental travel restrictions, quarantines, shelter in place orders and prohibitions on large public gatherings, and the deterioration in economic conditions, have significantly reduced GA activity and the demand for Atlantic Aviation’s products and services. The sustained impact of COVID-19 could have a material adverse effect on the results of operations, financial condition, and liquidity of Atlantic Aviation.
COVID-19 has significantly reduced demand for Hawaii Gas’ products and services, and Hawaii Gas may experience supply chain disruption.
COVID-19 has greatly reduced the number of visitors to Hawaii, which has significantly reduced the demand for gas from Hawaii Gas' customers, particularly hotels and restaurants. Hawaii Gas’ synthetic natural gas (SNG) plant is subject to minimum operating thresholds, and if demand declines such that the SNG plant is not producing the requisite daily volume of SNG to operate safely, the plant will be required to stop production until minimum thresholds can again be met. While Hawaii Gas has developed and tested alternative plans to continue delivery of gas to its utility customers in the event production at the SNG plant is stopped, there can be no assurances that these alternative plans would operate as designed or be as effective and efficient from an operating or financial performance perspective as operating the SNG plant to produce gas. Additionally, the reliability and pricing of the feedstock supply for the SNG plant could be adversely impacted by COVID-19, potentially resulting in higher cost of gas which would be passed onto Hawaii Gas' customers. The sustained impact of COVID-19 could have a material adverse effect on the results of operations, financial condition, and liquidity of MIC Hawaii.
COVID-19 could negatively impact IMTT’s business.
Although IMTT has recently experienced an increase in storage demand, the sustained impacts of COVID-19 could result in decreased demand for certain products that IMTT stores and for certain ancillary services (such as heating, blending and transportation) that IMTT provides. In addition, IMTT’s New York Harbor and Lower Mississippi River operations are located in geographic areas that have been severely affected by the pandemic, and IMTT could be negatively impacted by employee illness, quarantines and governmental orders and health directives put in place as mitigation measures. COVID-19 could adversely impact the operating results, financial condition, and liquidity of IMTT.

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

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer
32.2**	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Registrant's Quarterly Report on Form 10-Q for the quarter ended September 30, 2020, formatted in XBRL and contained in Exhibit 101.
___________
*    Filed herewith.
**    Furnished herewith.

E-1

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MACQUARIE INFRASTRUCTURE CORPORATION (Registrant)

Dated: November 9, 2020	By:	/s/ Christopher Frost
Name: Christopher Frost
Title: Chief Executive Officer

Dated: November 9, 2020	By:	/s/ Nick O'Neil
Name: Nick O'Neil
Title: Chief Financial Officer