Form 10-K
period 2020-12-31
Macquarie Infrastructure Corp
filed 2021-02-17
CIK 1289790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
________________________

FORM 10-K
________________________
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Fiscal Year Ended December 31, 2020
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
If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. Yes ☒ No ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒
The aggregate market value of the outstanding shares of stock held by non-affiliates of Macquarie Infrastructure Corporation at June 30, 2020 was $2,244,760,665 based on the closing price on the New York Stock Exchange on that date. This calculation does not reflect a determination that persons are affiliates for any other purposes.
There were 87,396,276 shares of common stock, with $0.001 par value, outstanding at February 12, 2021.
DOCUMENTS INCORPORATED BY REFERENCE
The definitive proxy statement relating to Macquarie Infrastructure Corporation’s Annual Meeting of Stockholders for fiscal year ended December 31, 2020, to be held May 12, 2021 is incorporated by reference in Part III to the extent described therein.

MACQUARIE INFRASTRUCTURE CORPORATION

i

FORWARD-LOOKING STATEMENTS
We have included or incorporated by reference into this report, and from time to time may make in our public filings, press releases or other public statements, certain statements that may constitute forward-looking statements. These include without limitation those under “Business” in Part I, Item 1, “Risk Factors” in Part I, Item 1A, “Legal Proceedings” in Part I, Item 3, “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in Part II, Item 7, and “Quantitative and Qualitative Disclosures about Market Risk” in Part II, Item 7A. In addition, our management may make forward-looking statements to analysts, investors, representatives of the media, and others. These forward-looking statements are not historical facts and represent only our beliefs regarding future events, many of which, by their nature, are inherently uncertain and beyond our control. We may, in some cases, use words such as “project”, “believe”, “anticipate”, “plan”, “expect”, “estimate”, “intend”, “should”, “would”, “could”, “potentially”, “may”, or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements.
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
Forward-looking statements in this report are subject to risks and uncertainties, some of which are beyond our control, including, among other things:
•the ongoing impact of COVID-19 on the economy generally and on our operating businesses specifically;
•our pursuit of strategic alternatives and the sale of the Company or any of its operating businesses or the termination of the sale effort;
•changes in general economic, business, or demographic conditions or trends in the U.S., including changes in GDP, interest rates and inflation, or changes in the political environment;
•our ability to conclude attractive growth projects, deploy growth capital in amounts consistent with our objectives in the prosecution of those, and achieve targeted risk-adjusted returns on any growth project;
•in the absence of a sale or sales of our businesses, our ability to implement operating and internal growth strategies;
•our ability to achieve targeted cost savings;
•changes in patterns of commercial or general aviation (GA) air travel, including variations in customer demand;
•the regulatory environment, including federal and state level energy policies, and the ability to estimate compliance costs, comply with any changes thereto, rates implemented by regulators, and the relationships and rights under and contracts with governmental agencies and authorities;
•disruptions or other extraordinary or force majeure events and the ability to insure against losses resulting from such events or disruptions;
•sudden or extreme volatility in commodity prices;
•changes in competitive dynamics affecting our businesses;
•technological innovations leading to changes in energy production, distribution, and consumption patterns;
•our ability to make, finance, and integrate acquisitions and the quality of financial information and systems of acquired entities;
•fluctuations in fuel costs, or the costs of supplies upon which our gas processing and distribution business is dependent, and the ability to recover increases in these costs from customers;
•our ability to service, comply with the terms of and refinance at maturity our indebtedness, including due to dislocation in debt markets;
•our ability to make alternate arrangements to account for any disruptions or shutdowns that may affect suppliers’ facilities or the operation of the barges upon which our gas processing and distribution business is dependent;
•environmental risks, including the impact of climate change and weather conditions;
•sudden or substantial changes in energy costs;
•unplanned outages and/or failures of technical and mechanical systems;
•security breaches, cyber-attacks, or similar disruptions to our operations;

•payment of fees to our Manager that could reduce distributable cash if paid in cash or could dilute existing stockholders if satisfied with the issuance of shares;
•changes in U.S. income tax laws;
•changes in labor markets, work interruptions, or other labor stoppages;
•our Manager’s affiliation with the Macquarie Group or equity market sentiment, which may affect the market price of our shares;
•our limited ability to remove our Manager for underperformance and our Manager’s right to resign;
•governmental shutdowns or budget delays;
•unanticipated or unusual behavior of municipalities and states brought about by financial distress; and
•the extent to which federal spending reduces the U.S. military presence in Hawaii or flight activity at airports on which Atlantic Aviation operates.
Our actual results, performance, prospects, or opportunities could differ materially from those expressed in or implied by the forward-looking statements. A description of risks that could cause our actual results to differ appears under the caption “Risk Factors” in Part I, Item 1A and elsewhere in this report. It is not possible to predict or identify all risk factors and you should not consider that description to be a complete discussion of all potential risks or uncertainties that could cause our actual results to differ.
Given these risks, uncertainties, and assumptions, you should not place undue reliance on any forward-looking statements. The forward-looking events discussed in this report may not occur. These forward-looking statements are made as of the date of this report. We undertake no obligation to publicly update or revise any forward-looking statements, whether because of new information, future events, or otherwise. You should, however, consult further disclosures we may make in future filings with the Securities and Exchange Commission (SEC).
Macquarie Infrastructure Corporation (MIC) is not an authorized deposit-taking institution for the purposes of the Banking Act 1959 (Commonwealth of Australia) and its obligations do not represent deposits or other liabilities of Macquarie Bank Limited ABN 46 008 583 542 (MBL). MBL does not guarantee or otherwise provide assurance in respect of the obligations of MIC.

Summary Risk Factors
The following is a summary of the principal risks and uncertainties that could materially adversely affect our business, results of operations, cash flows, and financial condition. You should read this summary together with the more detailed description of each risk factor contained in "Risk Factors" in Part 1, Item 1A below.
Strategic and Economic Risks:
•Impact of COVID-19 to our businesses and securities;
•Outcome of our pursuit of strategic alternatives process, if any, and impact to shareholder value;
•In the absence of completion of strategic transactions, the requirement to deploy growth capital;
•Changes in economic, equity, and credit market conditions that may impact our businesses generally and the refinancing of our debt obligations specifically; and
•Risks of increased debt, cost of debt, including LIBOR phase-out, and the restrictive covenants in our debt agreements.
Risks Related to Our Business Operations:
•Construction, operational, and maintenance risks that could lead to delays and unanticipated costs;
•Changes in trade regulations, quotas, and taxes caused by geopolitical environments;
•Loss of key personnel or the inability to retain or replace qualified employees;
•Prolonged work stoppage by employees who are subject to collective bargaining agreements;
•Unfavorable publicity or public perception of the industries we operate;
•Fluctuation and significant and sustained increases in commodity prices and our ability to hedge or pass on to customers;
•Risk of reduced demand for our products and services due to energy efficiencies, technological advances, conservation efforts, and changes in the sources and types of energy products demanded by our customers;
•Seasonality of our operations and the impact to forecasted results;
•Security breaches or interruption to our information systems, loss or misappropriation of confidential information, and cyber-attacks on our facilities or third parties on which we rely to support our operations;
•Exposure to terrorism of our operating business' infrastructure and facilities; and
•Scale of our Company and the concentration of risks facing our ongoing businesses since the sale of IMTT.
Regulatory and Governmental Risks:
•Environmental risks and associated compliance costs, including health, safety, and environmental regulation;
•Unfavorable impact of governmental regulations, agencies, budgets, and political considerations on our operations;
•Reduction in spending from our U.S. military customers; and
•Adverse impacts of climate change, regulation, and greenhouse effects.
Risks Related to Atlantic Aviation:
•Deterioration in the economy or increase in oil prices and the impact to GA travel;
•Changes in patterns of GA travel as a result of COVID-19 and/or technology shifts that change the way businesses and individual conduct business and communicate;
•Changes in competition and the actions of competitors;
•Failure to maintain our airport leases on economically favorable terms, including the risk of non-renewal or termination for cause or convenience;
•Failure to adequately maintain our facilities or the integrity of our fuel supplies;
•Failure to complete, or realize expected performance from acquisitions or development;
•New laws and regulations, including environmental, from governing bodies that can impact GA and substantial capital expenditure spends; and

•Accuracy and reliability of industry data.
Risks Related to MIC Hawaii
•Changes in the Hawaii tourism industry as a result of COVID-19;
•Competitive pressures and increased use of alternative energy sources;
•Reliance on, and any disruptions to, its synthetic natural gas plant, transmission/transportation and storage infrastructure and equipment, barges, and suppliers more generally;
•Regulations and changes to the regulatory environment, including increased regulation concerning renewable energy sources;
•Technology, supply, and regulatory risks relating to our renewable natural gas initiatives;
•Earthquakes, volcano activities, and certain weather risks;
•Volatility of the Hawaii economy and limitations on the specialized labor pool;
•Generation underperformance and dependence on third party electric interconnection and transmission facilities in its ability to deliver electricity to customers; and
•Dependencies on performance by third party service providers.
Risks Related to Having an External Manager
•Terms and conditions of the Management Services Agreement and Disposition Agreement may limit our actions and certain provisions of our organizational and management agreements may not be viewed favorably by investors;
•Perceptions relating to any sale of all or portion of our stock by our Manager;
•Our Manager's decision to reinvest its base management fees and performance fees, if any, in our stock or cash;
•Our Manager is not required to offer all acquisition opportunities to us;
•Potential disruption due to resignation of our Manager and/or the removal of our CEO or CFO;
•Our Manager's affiliation with Macquarie Group Limited and Macquarie Group may result in conflicts of interest; and
•In the event of underperformance by our Manager, we may be unable to remove our Manager.
Risks Related to Ownership of Our Stock
•We may not meet our estimated financial guidance;
•Market price and marketability of our stock may be affected by numerous factors beyond our control;
•Performance of our businesses or our holding company structure may limit our ability to make regular dividends;
•Actions by activist stockholders;
•Unfavorable outcomes to shareholder litigation could adversely impact our operating results;
•Actions by market participants may adversely impact our stock price;
•Failure to maintain effective internal controls;
•Issuance of preferred stock could negatively impact common stock holders;
•Earnings per share and other GAAP measures do not reflect the cash generated by our businesses; and
•Write-off or impairment of goodwill or intangible assets and depreciation and amortization expense could impact our earnings.
Risks Related to Taxation
•Changes in the current treatment of qualified dividend income and long-term capital gains tax law;
•Our ability to use our net operating loss carryforwards may be limited;
•Changes to U.S. tax laws could adversely impact our operating results;
•Increase to property taxes; and
•Examinations and challenges by taxing authorities.

PART I
ITEM 1. BUSINESS
Macquarie Infrastructure Corporation (MIC) is a Delaware corporation formed on May 21, 2015. MIC’s predecessor, Macquarie Infrastructure Company LLC, was formed on April 13, 2004. Except as otherwise specified, all references in this Form 10-K to “MIC”, “we”, “us”, and “our” refer to Macquarie Infrastructure Corporation and its subsidiaries.
MIC Level Strategy
In October 2019, along with actively managing our existing portfolio of businesses, our Board resolved to pursue strategic alternatives including potentially a sale of our Company or our operating businesses as a means of unlocking additional value for stockholders. In December 2020, we completed the sale of our International-Matex Tank Terminals (IMTT) business. Our remaining operating businesses include Atlantic Aviation and the businesses that comprise MIC Hawaii.
The net proceeds from the sale of IMTT (IMTT Transaction) of $1.55 billion were or are expected to be used to: (i) pay a special dividend of $11.00 per share on January 8, 2021; (ii) settle capital gains taxes expected to be paid by April 2021; (iii) pay transaction costs; (iv) pay a disposition payment under the Disposition Agreement, dated October 30, 2019, to our Manager (Disposition Payment) in December 2020 (currently in escrow); and (v) retire holding company level debt.
Our highest priority remains the unlocking of value for stockholders through a sale of the Company or sales of our remaining operating businesses on terms and in a timeframe that maximizes such value. We have not set a timetable for completing any transaction(s) and there can be no assurance that any transaction(s) will occur on favorable terms or at all.
While we are pursuing a sale or sales, or in the event we are unable to or choose not to sell, we intend to protect and enhance the value of our remaining operating businesses to the extent possible, given the constraints of current economic conditions and ongoing COVID-19 pandemic, by effectively managing costs and allocating our available capital prudently. We expect to focus our capital allocation on meeting our contractual obligations to invest in our businesses, maintaining an appropriate level of debt relative to the cash generating capacity of our businesses, and preserving our financial and structural flexibility. We further intend to manage our businesses in a manner that safeguards the environment, protects the health and safety of our employees and customers, and acknowledges the broader responsibility of our businesses to the communities in which they operate.
Subject to stockholder approval and if and when our Board determines it to be in the best interests of the Company and its stockholders, we may further enhance our strategic flexibility by reorganizing MIC from a regular corporation into a publicly traded limited liability company (LLC), taxed as a partnership. We may also elect to make the entity holding our MIC Hawaii businesses a direct subsidiary of the LLC resulting from the reorganization. If undertaken, together these initiatives are expected to provide flexibility to pursue the sale or sales of MIC’s remaining operating businesses in any sequence generally without altering the after tax net proceeds to shareholders on the sale of our Atlantic Aviation business.
General
We currently own and operate businesses that provide products and services to corporations, government agencies, and individual customers in the United States (U.S.). Our operations are organized into three segments:
•Atlantic Aviation: a provider of fuel, terminal, aircraft hangaring, and other services primarily to owners and operators of general aviation (GA) jet aircraft at 69 airports throughout the U.S.;
•MIC Hawaii: comprising an energy company that processes and distributes gas and provides related services (Hawaii Gas) and several smaller businesses collectively engaged in efforts to reduce the cost and improve the reliability and sustainability of energy in Hawaii; and
•Corporate and Other: comprising a holding company headquartered in New York City, MIC Corporate, and a shared services center in Plano, Texas, MIC Global Services.
During the quarter ended September 30, 2020, IMTT was classified as a discontinued operation and eliminated as a reportable segment. All periods reported herein reflect this change. In December 2020, we completed the IMTT Transaction.
Effective October 1, 2018, the Bayonne Energy Center (BEC) and substantially all of our portfolio of solar and wind power generation businesses were classified as discontinued operations and our Contracted Power segment was eliminated. All periods reported herein reflect this change. In September 2019, we completed the last of the sales of our solar and wind power generation businesses including our majority interest in a renewable power development business. A relationship with a third-party developer of renewable power facilities was reported as a component of Corporate and Other through the expiration of the relationship in July 2019.

Businesses
Our businesses, in general, are defined by a combination of the following characteristics:
•ownership or lease of long-lived, high-value physical assets that are difficult to replicate or substitute for;
•being platforms for the deployment of growth capital;
•having broadly consistent demand for their services over the longer term;
•benefiting from relatively high operational leverage, such that increases in top-line growth can generate larger increases in earnings before interest, taxes, depreciation, and amortization (EBITDA);
•the provision of basic, often essential services;
•having generally predictable maintenance capital expenditure requirements; and
•having generally favorable competitive positions, largely due to high barriers to entry, including:
◦high initial development and construction costs;
◦difficulty in obtaining suitable land on which to operate;
◦high costs of customer switching;
◦long-term concessions, leases, or customer contracts; and
◦lack of immediate, cost-effective alternatives for the services provided.
Our businesses may exhibit the above characteristics to different degrees and at different times. In addition to the benefits associated with these characteristics, net margins generated by our businesses tend to keep pace with historically normal rates of inflation. Additionally, the cost pass-through adjustments that are typically included in the pricing for our products and services, serve to insulate our businesses to a significant degree from the negative effects of commodity price fluctuations.
Our Manager
Macquarie Infrastructure Management (USA) Inc. (our Manager) serves as the external manager of our Company. Together we are parties to a Management Services Agreement pursuant to which our Manager provides corporate headquarters functions and services to the Company. Our Manager is a member of the Macquarie Group, a diversified international provider of financial, advisory, and investment services. The Macquarie Group is headquartered in Sydney, Australia and is a global leader in the management of infrastructure investment vehicles on behalf of third-party investors and an advisor on the acquisition, disposition, and financing of infrastructure assets.
We pay our Manager a monthly base management fee of 1/12th of 1% of our equity market capitalization less any cash balances at the holding company. For this, in accordance with the Management Services Agreement, our Manager provides normal ongoing corporate headquarters functions such as executive management, facilities, technology, employee benefits and access to services including human resources, legal, finance, tax and accounting, among others. Our Manager is responsible for and oversees the management of our operating businesses, subject to the oversight and supervision of our Board. Our Manager compensates and has assigned, or seconded, to us our chief executive officer and chief financial officer on a full-time basis. It also compensates and seconds, or makes available, other personnel as required. MIC has no employees at the holding company level.
Our Manager may also earn a performance fee if our quarterly total return (capital appreciation plus dividends) is positive and exceeds the quarterly total return of a U.S. utilities index benchmark both in the quarter and cumulatively. If payable, the performance fee is equal to 20% of the difference between the benchmark return and the total return for our stockholders during the quarter. Per the terms of the Management Services Agreement, our Manager currently reinvests any base management or performance fees in new primary shares of our Company. Our Manager may elect to receive either base management or performance fees, if any, in cash but may only change its election during a 20-trading day window following our earnings release. Any change would apply to fees to which it was entitled thereafter.
To facilitate our pursuit of strategic alternatives, on October 31, 2019, we announced that we entered into a Disposition Agreement (Disposition Agreement) with our Manager (see Exhibit 10.3 of this Form 10-K). Outside of this agreement, we have limited ability to terminate the Management Services Agreement. With this agreement, our Management Services Agreement with our Manager will terminate as to any businesses, or substantial portions thereof, that are sold and, in connection therewith, we will make payments to our Manager calculated in accordance with the Disposition Agreement. The Disposition Agreement will terminate on the earlier to occur of (i) the termination of the Management Services Agreement and (ii) the sixth anniversary, subject to extension under certain circumstances if a transaction is pending.

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
See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Consolidated — Earnings Before Interest, Taxes, Depreciation, and Amortization (EBITDA) excluding non-cash items and Free Cash Flow” for further information on our calculation of EBITDA excluding non-cash items and Free Cash Flow and for reconciliations of these non-GAAP measures to the most comparable GAAP measures.
Atlantic Aviation
Industry Overview
Fixed based operations (FBOs) primarily service the GA segment of the air transportation industry. Local airport authorities own the airport properties and grant FBO operators a long-term ground lease that includes the right to provide fueling and other services. Fueling services provide the majority of an FBO’s revenue and gross margin.
FBOs often operate in environments with high barriers to entry. Airports tend to have limited physical space for additional FBOs and airport authorities generally do not have an incentive to add FBOs unless there is a significant demand for services that cannot be met by the existing FBO at the airport. Development of a new FBO requires securing airport approvals, completing the design and construction of the FBO, and may involve substantial time and capital. Furthermore, airports typically impose minimum standards with respect to the experience, capital investment, and breadth of services provided by the FBO.
The ownership of FBOs in the U.S. is highly fragmented with most being individually owned and operated. Consolidation has been and is expected to continue to be an important feature of the industry as larger networks, such as our Atlantic Aviation business, are able to achieve economies of scale in fuel and insurance purchasing, marketing, and back office operations compared with individual owners/operators.
Demand for FBO services is driven broadly by economic activity and the level of GA flight activity, the latter defined as the number of take-offs and landings per period. We believe that over the long-term, GA flight activity will continue to expand at rates broadly consistent with overall economic activity in the U.S.
Business Overview
Atlantic Aviation operates FBOs at 69 airports in the U.S that provide fuel, terminal, aircraft hangaring, and other services primarily to owners/operators of GA aircraft, but also to certain commercial, military, freight, and government aviation customers.
Atlantic Aviation has been a part of the MIC portfolio since our IPO. On December 31, 2004, the business owned and operated a total of 16 FBOs. Through a roll-up of FBOs, net of dispositions, we have increased the size of the network to the present 69 facilities. Since our IPO, we have deployed capital in Atlantic Aviation in the acquisition of FBOs and projects including the construction of terminals and aircraft hangars, fuel tank farms, aircraft parking (ramps), and a range of smaller projects.

Atlantic Aviation — (continued)
Following is summary financial information for Atlantic Aviation ($ in millions):

	As of, and for the Year Ended, December 31,
	2020	2019
Revenue	$667	$972
Net income	28	69
EBITDA excluding non-cash items(1)	195	276
Total assets	1,989	2,060

(1)See “Business — Our Businesses” in Part I, Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in Part II, Item 7, for further information and a reconciliation of net income (loss) to EBITDA excluding non-cash items.
Operations
Atlantic Aviation operates high-quality facilities and focuses on attracting customers who desire personalized service. Fuel sales historically have been approximately 60% of gross margin while hangar rentals constituted approximately 15% to 20% of gross margin. Other services, including de-icing, aircraft parking, aircraft cleaning, and catering provided the balance. Fuel is stored in tank farms owned either by Atlantic Aviation or by the airport and Atlantic Aviation operates owned or leased refueling vehicles to move fuel from the tank farms to the aircraft being serviced. At some of Atlantic Aviation’s locations, services are also provided to commercial airlines, freight operators, and military and government users. Services provided to the airlines may include refueling from the airline’s own fuel supplies, de-icing, and/or ground and ramp handling services.
Atlantic Aviation buys fuel at a wholesale price and sells fuel to customers either at a contracted price, or at a price negotiated at the point of purchase. While wholesale fuel prices can vary, Atlantic Aviation generally passes any changes through to customers and seeks to maintain and, when possible, increase its dollar-based margin per gallon. In general, the business has minimal exposure to commodity price fluctuations due to the pricing structure for fuel sales and as it carries limited inventory.
Atlantic Aviation continuously evaluates opportunities to reduce costs. Such opportunities may include business reengineering, more efficient purchasing, partnering with service providers, and/or capturing synergies in acquisitions.
Locations
Atlantic Aviation’s FBOs operate pursuant to long-term leases from the airport authorities who own or manage the airport. Atlantic Aviation works with these airport authorities to optimize lease lengths through capital improvements or other enhancements to the airport.
Atlantic Aviation’s EBITDA-weighted average remaining lease length (including leases extendable at Atlantic Aviation’s sole discretion) was 22.0 years and 19.0 years on December 31, 2020 and 2019, respectively. The leases at seven of Atlantic Aviation’s FBOs, collectively accounting for approximately 12% of Atlantic Aviation’s gross margin, are expected to be renegotiated and extended within the next five years. No individual FBO generated more than 10% of Atlantic Aviation’s gross margin in 2020.
Airport authorities have certain termination rights in each of Atlantic Aviation’s FBO leases. These rights allow for termination if Atlantic Aviation defaults on the terms and conditions of the lease, abandons the property, or becomes insolvent or bankrupt. Many of the leases allow for termination if liens are filed against the property. Leases related to fewer than twenty airports may be terminated for convenience. Generally, termination provisions in Atlantic Aviation's airport leases contain compensation agreements based on good faith negotiation, amortization schedules, or obligations of the airport authority to make best efforts to relocate the FBO.
Atlantic Aviation periodically evaluates its portfolio of FBOs and occasionally concludes that some of its sites do not have scale or do not serve a market with sufficiently strong growth prospects to warrant continued operations at these locations. In these cases, it may elect to sell the site or not renew the lease upon maturity.
Marketing
Atlantic Aviation's marketing programs utilize data derived from a proprietary point-of-sale system. The system supports activity tracking and provides customer relationship management data that facilitates the optimization of services provided to each customer.

Atlantic Aviation — (continued)
Atlantic Aviation also maintains a loyalty program for pilots, Atlantic Awards, that provides an incentive to purchase fuel from Atlantic Aviation. Awards are recorded as a reduction in revenue in Atlantic Aviation’s consolidated financial statements.
Competition
Atlantic Aviation competes with other FBO operators at more than half of its locations, and its facilities may also face indirect competition from FBOs located at nearby airports. FBOs compete based on the location of the facility relative to runways and street access, quality of customer service, safety, reliability, value-added features, and price. Each FBO also faces competitive pressure resulting from the fact that aircraft may take on enough fuel at one location and not need to refuel at a specific destination.
Atlantic Aviation’s main competitors are Signature Aviation, Jet Aviation, Million Air (network of franchisees), Sheltair Aviation, TAC Air, and Ross Aviation. To our knowledge, other than Signature Aviation, no competitor operated more than 25 FBOs in the U.S. on December 31, 2020.
Customers
Atlantic Aviation's customers include individual owner/operators of GA jet aircraft, corporate flight departments, charter operators, and managers of fractional ownership programs. The business does not depend on a single customer the loss of which would have a material adverse effect on the business.
Regulation
The FBO industry is overseen primarily by the Federal Aviation Administration (FAA). In addition, the Department of Homeland Security, Department of Transportation, Environmental Protection Agency, state and local environmental agencies, and local airport authorities contribute to the regulation of FBOs. The business must comply with federal, state, and local environmental statutes, and regulations associated in part with the operation of fuel storage tank systems and fuel trucks. These requirements include tank and pipe testing for tightness, soil sampling for evidence of leaking, and remediation of detected leaks and spills.
Atlantic Aviation’s FBOs are subject to regular inspection by local environmental agencies as well as local fire marshals and other agencies. The business does not expect that compliance and related remediation work, if any, will have a material negative impact on earnings or the competitive position of Atlantic Aviation. The business has not received notice requiring it to cease operations at any location or of any abatement proceeding by any government agency for failure to comply with applicable environmental laws and regulations.
Employees
As of December 31, 2020, the business employed 1,763 people, of which 170 employees were subject to collective bargaining agreements. We believe relations with both union and non-union employees at Atlantic Aviation are generally good.
The day-to-day operations of Atlantic Aviation are managed by individual site managers who are responsible for most aspects of the operations at their site. Atlantic Aviation’s operations are overseen by senior personnel with significant experience in the aviation industry.
MIC Hawaii
Industry Overview
According to the Energy Information Administration, energy consumption in Hawaii is split approximately equally between the transportation market and the industrial/commercial/residential markets. Gas has an approximately 2% share of the Hawaii energy market and serves primarily the industrial/commercial/residential markets with applications including water heating, commercial laundry service, cooking, emergency power generation, and other select uses.
Beginning with the Hawaii Clean Energy Initiative in 2008, the State of Hawaii embarked on a program to be a leader in the development and deployment of clean energy solutions. MIC Hawaii has invested in a number of clean energy projects including a renewable natural gas facility that captures and purifies wastewater biogas for injection into the Hawaii Gas utility pipeline on Oahu. MIC Hawaii is pursuing additional growth opportunities in support of Hawaii’s clean energy goals.
Business Overview
MIC Hawaii comprises Hawaii Gas and several smaller businesses collectively engaged in efforts to reduce the cost and improve the reliability and sustainability of energy in Hawaii. From 2006 to 2015, our MIC Hawaii segment consisted solely of Hawaii Gas, a combination of Hawaii’s only government-franchised gas utility and an unregulated liquefied petroleum gas (LPG) business. Founded in 1904, Hawaii Gas serves the State’s approximately 1.4 million residents and approximately 2.7 million and 10.4 million visitors in 2020 and 2019, respectively, across Oahu, Hawaii, Maui, Kauai, Molokai, and Lanai (the main islands). Visitor arrivals for 2020 were substantially lower than in prior years due to limitations on travel imposed in

MIC Hawaii - (continued)
response to the outbreak of COVID-19. See “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations — Consolidated — Impact of COVID-19” for further discussions.
Hawaii Gas’ utility business includes the processing, distribution, and sale of synthetic natural gas (SNG) and renewable natural gas (RNG) and the distribution and sale of regasified liquefied natural gas (LNG) on the island of Oahu, as well as the distribution and sale of LPG via pipeline on all of the main islands. Hawaii Gas’ unregulated business distributes LPG by truck to individual tanks located on customer sites or distributes LPG in cylinders filled at central locations to customers on all the main islands. Customers include a wide variety of industrial, commercial, residential, hospitality, military, public sector, and wholesale users.
Hawaii Gas’ primary products consist of:
Synthetic Natural Gas (SNG): The business converts a light hydrocarbon feedstock (naphtha) into SNG, predominantly comprised of methane and hydrogen, having a similar heating value to natural gas. Hawaii Gas operates the only SNG processing capability in Hawaii at its plant located on the island of Oahu. SNG is delivered by underground pipelines to utility customers throughout Oahu.
Liquefied Natural Gas (LNG): LNG is transported to Hawaii in conventional intermodal cryogenic containers from the U.S. mainland. Hawaii Gas is authorized to substitute up to 30% of its SNG production with LNG to supply customers of the regulated utility on Oahu.
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
Renewable Natural Gas (RNG): Hawaii Gas collects, purifies, and injects biogas from the Honouliuli Wastewater Treatment Plant into the utility pipeline distribution system on Oahu. The business is evaluating a range of additional renewable natural gas sources including other wastewater treatment plants, landfills, and locally produced biomass.
Following is summary financial information for MIC Hawaii ($ in millions):

	As of, and for the Year Ended, December 31,
	2020	2019
Revenue	$180	$243
Net income	12	13
EBITDA excluding non-cash items(1)	41	60
Total assets	510	537

(1)See “Business — Our Businesses” in Part I, Item 1 and “Management’s Discussion and Analysis of Financial Condition and Results of Operations — Results of Operations” in Part II, Item 7, for further information and a reconciliation of net income (loss) to EBITDA excluding non-cash items.
Customers
The businesses of MIC Hawaii provide services to industrial/commercial/residential and government customers. MIC Hawaii does not depend on any single customer the loss of which would have a material adverse effect on the business.
Regulation
Hawaii Gas’ utility business is regulated by the Hawaii Public Utilities Commission (HPUC). The HPUC exercises broad regulatory oversight and investigative authority over all public utilities in Hawaii.
Rate Regulation. The HPUC establishes the rates that Hawaii Gas can charge its utility customers via cost of service regulation. Although the HPUC sets the base rate for the gas sold by Hawaii Gas’ utility business, Hawaii Gas is permitted to pass through changes in its fuel (feedstock) costs by means of a monthly fuel adjustment charge.
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

MIC Hawaii - (continued)
Other Regulations. In addition to regulating utility rates, the HPUC acts on requests for the acquisition, the sale, disposition, or other exchange of utility properties, including mergers and consolidations, acts on requests for financings and approves material supply contracts.
Hawaii Gas' operations are also regulated by agencies including the Pipeline and Hazardous Materials Safety Administration, Department of Transportation, Environmental Protection Agency, Hawaii Department of Health, and state and local environmental agencies.
Competition
Depending upon the end-use, Hawaii Gas competes with electric generators as well as other gas providers, diesel, and other alternative energy sources. Electricity in Hawaii is generated by four electric utilities and various independent power producers. In addition, residential, and some commercial customers in Hawaii have increased the rate at which they are installing solar photovoltaic generating capacity.
Hawaii Gas’ Utility Business. Hawaii Gas holds the only government franchise for utility gas services in Hawaii. This enables Hawaii Gas to utilize public easements for its pipeline distribution systems. This franchise also provides for the exclusive use of extensive below-ground distribution infrastructure that Hawaii Gas owns and maintains. Hawaii Gas competes based on price, reliability, and the energy preferences of its customers.
Hawaii Gas’ Non-Utility Business. Hawaii Gas sells LPG in an unregulated market on the main islands of Hawaii. There are several other wholesale and smaller retail distributors that compete in the LPG market. Hawaii Gas believes it has a competitive advantage because of its established customer base, substantial storage facilities, distribution network, and reputation for reliable service.
Fuel Supply, SNG Plant, and Distribution System
Fuel Supply
Hawaii Gas sources naphtha feedstock for its SNG plant from Par Hawaii Refining, LLC pursuant to a contract that expired in December 2020. A new naphtha feedstock agreement that expires in December 2023 was negotiated in September 2020 and submitted to the HPUC for approval in October 2020. In December 2020, the HPUC issued an Interim Decision and Order approving the new naphtha feedstock agreement subject to further review and findings.
The majority of Hawaii Gas’ LPG is purchased from an off-island supplier pursuant to a contract that expires in December 2024. Hawaii Gas sources LNG from a U.S. mainland supplier pursuant to a contract that expires in July 2021. RNG is purchased from the City and County of Honolulu under a fixed rate contract that expires in December 2024.
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
Distribution System (Non-Utility Business)
The non-utility business of Hawaii Gas provides LPG to customers that are not connected to Hawaii Gas’ utility pipeline system on each of the main islands. The majority of Hawaii Gas’ non-utility customers are on islands other than Oahu. LPG is transported to these islands by direct deliveries from an off-island shipper and by barge from Oahu. Hawaii Gas also owns the infrastructure by which it distributes LPG to its customers, including harbor pipelines, trucks, several holding facilities, and storage baseyards on Kauai, Maui, and Hawaii.
Environmental Permits
The businesses of MIC Hawaii require environmental operating permits, the most significant of which are air and wastewater permits required for the Hawaii Gas SNG plant.
Employees
As of December 31, 2020, MIC Hawaii had 345 employees, of which 216 employees were subject to collective bargaining agreements. We believe relations with both union and non-union employees at MIC Hawaii are generally good.

Corporate and Other
Our Corporate and Other segment comprises primarily MIC Corporate and our shared services center, MIC Global Services. The financial results for MIC Corporate reflect the costs associated with operating as a public company. These include primarily the fees paid in connection with the evaluation of various investment and acquisition/disposition opportunities, fees paid to the New York Stock Exchange, fees paid to our external auditors and advisors, and the cost of Director’s and Officer’s insurance. Other corporate headquarters costs including the salaries, benefits, and incentives paid to individuals seconded to MIC, together with the cost of our facilities, technology, and services provided to the holding company by our Manager, are included in the Fees to Manager — related party line item
MIC Global Services provides common administrative functions including payroll processing, health and benefit plan administration, information technology, procurement, tax, legal, and certain finance and accounting functions to the businesses in our portfolio, including certain transitional services in connection with the IMTT Transaction. A portion of the costs associated with the operation of the shared services center are allocated to our operating companies. Any unallocated shared services costs are reported as a component of our Corporate and Other segment.
Employees
As of December 31, 2020, Corporate and Other had 116 employees at the shared services center. MIC Corporate has no employees as our Manager employs and seconds those individuals who serve as our chief executive officer and chief financial officer on a full-time basis and makes other personnel available as required.
Consolidated
Human Capital Management
As of December 31, 2020, our businesses employed approximately 2,200 people. We believe that these employees drive our businesses’ success, and supporting these employees is a foundational value of the Company.
Business ethics. Our continued success relies on the preservation of our good reputation. Our Code of Business Conduct sets forth our commitment to safe, ethical, and legally compliant business practices, and outlines the values by which all employees are expected to be guided.
Health and safety. We and our operating businesses promote a “zero harm” culture. The workplace health and safety performance of each business is reported regularly to our board of directors. Our businesses have implemented comprehensive safety training programs for employees and regularly review and enhance safety protocols. In 2020, in response to the COVID-19 pandemic, our businesses implemented pandemic response plans including remote working where possible and deployment of personal protective equipment and provided continuous communication to employees regarding steps they could take to protect themselves. To the extent permitted/possible, our operating businesses are facilitating the vaccination of their employees against COVID-19.
Compensation and benefits. Our businesses offer market competitive compensation programs in order to attract and retain superior talent, including bonus opportunities, health and welfare benefits, wellness initiatives, time-off, employee assistance programs, and opportunities to give back to our communities through donations of time and money.
Culture and inclusion. Our businesses are equal opportunity employers, and we are committed to fostering a diverse, inclusive, and empowered workforce. Each of our operating businesses, with the participation and support of holding company level staff, have established Diversity and Inclusion committees. These committees have been responsible for, among other things, conducting surveys of their respective employee groups on issues of diversity and inclusion and educating employees at all levels about the importance of having an employee and management team that reflect the composition of the communities they serve.
Labor relations. Approximately 17% of our businesses’ employees were subject to collective bargaining agreements as of December 31, 2020. We consider our relationship with employees to be good.

AVAILABLE INFORMATION
We file annual, quarterly, and current reports, proxy statements and other information with the SEC. The SEC maintains a website that contains annual, quarterly, and current reports, proxy and information statements and other information that issuers (including Macquarie Infrastructure Corporation) file electronically with the SEC. The SEC’s website is www.sec.gov.
Our website is www.macquarie.com/mic. You can access our Investor Center through this website. We make available free of charge, on or through our Investor Center, our proxy statements, annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to these filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934, or the Exchange Act, as amended, as soon as reasonably practicable after such material is electronically filed with, or furnished to, the SEC. We also make available through our Investor Center the statements of beneficial ownership of shares filed by our Manager, our directors and officers, any holders of 5% or more of our shares outstanding, and others under Section 16 of the Exchange Act.
You can also find information on the About MIC page on our website where we post documents including:
•Amended and Restated Bylaws of Macquarie Infrastructure Corporation;
•Third Amended and Restated Management Services Agreement;
•Corporate Governance Guidelines;
•Code of Business Conduct;
•Charters for our Audit Committee, Compensation Committee, and Nominating and Governance Committee;
•Policy for Stockholder Nomination of Candidates to Become Directors of Macquarie Infrastructure Corporation; and
•Information for Stockholder Communication with our Board, our Audit Committee, and our Lead Independent Director.
Our Code of Business Conduct applies to our directors, officers, and employees as well as all directors, officers, and employees of our Manager involved in the management of the Company and its businesses. We will post any amendments to the Code of Business Conduct, and any waivers that are required to be disclosed by the rules of either the SEC or the New York Stock Exchange (NYSE), on our website. The information on our website is not incorporated by reference into this report.
You can request a copy of these documents at no cost, excluding exhibits, by contacting Investor Relations at 125 West 55th Street, New York, NY 10019 (212-231-1825).

ITEM 1A. RISK FACTORS
An investment in our shares involves risks. The occurrence of any of these risks could have a significant or material adverse effect on our results of operations, cash flows, or financial condition and could cause a corresponding decline in the market price of our shares.
Strategic and Economic Risks
COVID-19 could have a material adverse effect on our results of operations, financial condition, liquidity, capital expenditures, and the trading value of our securities.
COVID-19 has negatively affected the global economy, disrupted financial markets, disrupted supply chains, significantly reduced travel, and interrupted business activity. Federal, state, and local governments have implemented mitigation measures including travel restrictions, stay-at-home orders, border closings, restrictions on public gatherings, social distancing, shelter-in-place restrictions, and various limitations on business operations. Although the Company’s businesses are considered essential services, these government actions have adversely affected the ability of our employees, customers, suppliers, and other business partners to conduct business activities, and could do so for an extended period of time. This could have a material adverse effect on our results of operations, financial condition, liquidity, capital expenditures, and the trading value of our securities. Risks include:
•Impact on demand for our services and supply chain disruption. Restrictions on travel, public gatherings, and stay-at-home orders have reduced jet fuel sales and the demand for ancillary services provided by Atlantic Aviation. Tourism in Hawaii has declined, resulting in the full or partial closure of hotels and restaurants, which has reduced the consumption of gas provided by Hawaii Gas. We cannot predict whether the pandemic will permanently change our customers' behavior or whether such changes could materially impact our businesses. In addition, disruptions in the supply chain driven by the pandemic could result in delay or an inability to obtain products, supplies, and services needed in our operations.
•Impact on employees and on cybersecurity. Many of our management and office personnel are working remotely, and many employees at our facilities are working reduced hours, are on furlough and/or are abiding by social distancing procedures. In addition, our operations may be negatively affected by employee illness and/or quarantines. Further, our management teams have been required to devote large amounts of time and resources to mitigate the impact of the pandemic, thereby diverting attention from other priorities. In addition, the large scale remote working environment increases the risks posed by information technology systems breaches.
•Impact on liquidity and financial metrics. The ongoing effect of the pandemic on our businesses could affect our liquidity position, our cost of and ability to access funds from financial institutions and the capital markets, and could cause a deterioration in our financial metrics or the business environment that would negatively affected our credit ratings and could make it more difficult to meet the financial covenants in our credit facilities.
•Impact on capital expenditures and costs. We have deferred and may defer certain non-essential capital expenditures, including certain growth capital expenditures. If we are unable to deploy growth capital as planned, our long-term development prospects and ability to meet competitive challenges could be compromised. We are also incurring additional costs associated with the Company’s pandemic response measures.
•Impact on our customers' ability to pay. The pandemic's impact on the financial condition and operating results of our customers may result in delayed payments and uncollectible accounts receivable, and could also result in the bankruptcy, insolvency, or cessation of the business of certain of our customers.
•Impact on trading and asset value. COVID-19 has resulted in volatile equity markets and meaningfully lower stock prices for many companies, including ours, and may do so in the future. In addition, the ongoing impact of the pandemic on our businesses could cause an impairment to goodwill or long-lived assets of the Company.
•Impact on our pursuit of strategic alternatives. In October 2019, we announced that we were pursuing strategic alternatives, which could result in, among other things, a sale of one or more of our businesses or potentially of the Company. COVID-19 has adversely affected economies and financial markets worldwide, impacted our stock price, affected the availability of financing, restricted travel and business activity, and adversely impacted the businesses of parties that may be interested in engaging in a strategic transaction. These effects have slowed our process of pursuing strategic alternatives, and may make it more difficult for us to complete any transactions at favorable valuations or at all.
The effects of COVID-19 on our businesses may continue for an extended period, and the ultimate impact on the Company of the pandemic will depend on future developments which are highly uncertain and cannot be predicted including, without limitation, the duration and severity of the pandemic, the duration of governmental mitigation measures, the effectiveness of the actions taken to contain and treat the disease, and the length of time it takes for normal economic and operating conditions to resume. The situation surrounding COVID-19 remains fluid and the potential for material effects on our operating results, financial condition, and liquidity increases the longer the pandemic impacts activity levels in the U.S. and globally.
We may not be successful in identifying or completing any strategic alternative or, if we are successful, any such strategic alternative may not unlock additional value for stockholders.
In October 2019, we announced that we were pursuing strategic alternatives that could result in, among other things, a sale of one or more of our businesses or potentially of the Company. Although we have successfully sold one of our businesses, our pursuit of strategic alternatives may not result in the identification or consummation of any additional transaction(s) or may not yield additional value for our stockholders. In addition, we may incur substantial expenses associated with identifying and evaluating potential strategic alternatives. The process of pursuing strategic alternatives may be time consuming and disruptive to our business operations, and if we are unable to effectively manage the process, our businesses, financial condition, and results of operations could be adversely affected. Any potential transactions, and the related valuations, would be dependent upon a number of factors that may be beyond our control, including, among others, market conditions, industry trends, the interest of third parties in our businesses, and the availability of financing to potential buyers on reasonable terms.
If we cannot or elect not to pursue a sale of the Company or our operating businesses, our strategy as an ongoing business requires significant growth capital expenditures and a failure to make such capital expenditures could have a material adverse effect on our business, financial condition, operating results, and prospects.
If we cannot or elect not to pursue sales of our businesses or of the Company, the growth of our businesses will continue to depend on the prudent deployment of capital and the acquisition of additional businesses. Our ability to deploy capital depends on a number of variables including: (i) commodity prices; (ii) customer demand; (iii) competitive and economic conditions; (iv) availability of suitable land on which to operate; (v) ability to obtain required regulatory approvals; and (vi) availability of capital. Our sources of growth capital include capital retained by our businesses, debt or equity issuances, and/or proceeds from the sales of businesses or assets. We may not generate sufficient cash or be able to arrange additional financing to fund our future growth needs on terms acceptable to us or at all. Our ability to arrange financing, if needed, will depend on, among other factors, our credit ratings, leverage, financial and operating performance, general economic, financial, and regulatory conditions, and prevailing capital market conditions. Many of these factors are beyond our control. If we incur significant additional indebtedness, or if we do not continue to generate sufficient cash from our operations, our credit ratings could be adversely affected, which would likely increase our future borrowing costs and could affect our ability to access additional capital. If we fail to deploy growth capital as planned, we may be unable to, among other things, expand our businesses to meet competitive challenges; take advantage of strategic acquisition and development opportunities; upgrade our facilities and systems; and create stockholder value. Any or all of these could have a material adverse effect on our businesses, financial condition, operating results, and prospects. In addition, under current law, certain capital expenditures are eligible for accelerated depreciation for U.S. federal income tax purposes. If we fail to take advantage of this accelerated depreciation when prudent to do so, our tax position could be materially adversely impacted.
Fluctuations in economic, equity, and credit market conditions may have a material adverse effect on our results of operations, our liquidity, or our ability to obtain credit on acceptable terms.
Should economic, equity, and credit market conditions, collectively or individually, become disrupted, our ability to raise equity or obtain capital, to repay or refinance credit facilities at maturity, make significant capital expenditures, to pay, maintain or increase our dividend or fund growth may be costly and/or impaired. Our access to debt financing in particular will depend on a variety of factors such as market conditions, the general availability of credit, the overall availability of credit to our industry, our credit history and credit capacity, as well as the historical performance of our businesses and lender perceptions of their and our financial prospects. If we are unable to obtain debt financing, particularly as significant credit facilities mature, our internal sources of liquidity may not be sufficient.
Economic conditions may also increase our counterparty risk, particularly in those businesses whose revenues are determined under multi-year contracts. Should conditions deteriorate, we would expect to see increases in counterparty defaults and/or bankruptcies, which could result in an increase in bad debt expense and may cause our operating results to decline.
Volatility in the financial markets may make projections regarding future obligations under pension plans difficult. Hawaii Gas, maintains defined benefit retirement plans. Future funding obligations under those plans depend in large part on the future performance of plan assets and the mix of investment. These defined benefit plans hold a significant amount of equity and fixed income securities. If the market values of these securities decline or if interest rates decline, our pension expense and cash funding requirements would increase and, as a result, could materially adversely affect the results and liquidity of the business and our Company.

A tight labor market could increase the cost of operating any of our businesses or make it more difficult to recruit and retain those with appropriate skillsets. In a tight labor market, it may take longer to identify and hire additional employees and such delays could, in turn, increase fees paid to recruiting firms or the amount of overtime paid to existing employees. A tight labor market may also drive the cost of retaining employees with appropriate skillsets higher to the extent we face increased competition from employers willing or able to pay higher wages.
The documents governing our debt impose significant operating and financial restrictions, which may prevent us from pursuing certain business opportunities and taking certain actions.
Our businesses' debt agreements may impose operational and financial restrictions on us. These restrictions could limit or prohibit, among other things, our ability to:
•incur additional indebtedness;
•cause operating companies to make distributions to the holding company, redeem subordinated debt or make other restricted payments;
•make certain investments or acquisitions;
•grant or permit certain liens on our assets;
•enter into certain transactions with affiliates;
•merge, consolidate, or transfer substantially all of our assets; and
•transfer or sell assets, including capital stock of our subsidiaries.
These covenants could adversely affect our ability to finance our future operations or capital needs, withstand a future downturn in our business or the economy in general, engage in business activities, including future opportunities that may be in our interest, and plan for or react to market conditions or otherwise execute our business strategies. A breach of any of these covenants could result in a default in respect of the related indebtedness and cross-defaults with our other indebtedness. If a default occurs, the relevant lenders or holders of such indebtedness could elect to declare the indebtedness, together with accrued interest and other fees, to be immediately due and payable and proceed against any collateral securing that indebtedness. There is no guarantee that we would be able to satisfy our obligations if any of our indebtedness is accelerated.
If borrowing costs increase or if debt terms become more restrictive, the cost of refinancing and servicing our debt will increase, reducing our profitability, and ability to freely deploy capital or pay dividends to stockholders. We and any of our existing or future subsidiaries may incur substantially more indebtedness. This could further exacerbate the risks to our business as described herein.
Most of our indebtedness matures within four to seven years. Refinancing this debt may result in substantially higher interest rates or credit margins or substantially more restrictive covenants. Any of these could limit our operational flexibility, limit or reduce our ability to pay dividends, and/or reduce distributions from our operating businesses to us. We cannot provide assurance that we will be willing or able to make capital contributions to repay the debt if required.
If we are unsuccessful in our pursuit of strategic alternatives or elect to continue invest in and grow our businesses, we may incur substantial additional indebtedness. If new debt is added to our or any of our subsidiaries’ current debt levels, the related risks that we now face could be exacerbated.
The interest rates under our credit facilities may be adjusted for the phase-out of LIBOR.
LIBOR, the London Interbank Offered Rate, is the basic rate of interest used in lending between banks on the London interbank market and is widely used as a reference for setting the interest rates on loans globally. We generally use LIBOR as a reference rate to calculate interest rates under our credit facilities. In 2017, the United Kingdom’s Financial Conduct Authority, which regulates LIBOR, announced that it intends to phase out LIBOR by the end of 2021. The U.S. Federal Reserve, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, is considering replacing U.S. dollar LIBOR with a new index, the Secured Overnight Financing Rate (SOFR), calculated using short-term repurchase agreements backed by Treasury securities. SOFR may be more volatile than LIBOR. If LIBOR ceases to exist, we may need to renegotiate our credit agreements to replace LIBOR, and the interest rates under certain of our credit agreements may change. The new rates may not be as favorable to us as those currently in effect. We may also find it desirable to engage in more frequent interest rate hedging transactions.

Our holding company level debt could adversely affect our results of operations, cash flows, and financial condition, limit our operational and financing flexibility, and negatively impact our business. As a holding company, we are dependent on the ability of our businesses to make distributions to us to pay our expenses, pay dividends, and repay indebtedness.
On December 31, 2020, we had $403 million of convertible senior notes outstanding. Although we retained a portion of the proceeds from the IMTT Transaction to repay the convertible notes, given the notes are non-callable until their maturity in 2023, we cannot provide assurance that all or any of the notes will be repaid using the retained cash. These holding company level debt instruments increase our interest payments and could have adverse effects on our business, including:
•requiring us to use a portion of our cash flow to pay interest on the indebtedness thereby reducing funds available for dividends to stockholders, additional acquisitions, pursuit of business opportunities, or other business purposes;
•impairing our ability to obtain additional financing;
•making it more difficult for us to satisfy our financial obligations under our contractual and commercial commitments;
•placing us at a competitive disadvantage compared with firms that may have proportionately less debt;
•limiting our flexibility in planning for, or reacting to, changes in our business and the industry in which we operate; and
•making us more vulnerable to economic downturns and adverse developments in our businesses.
We expect to obtain the funds to pay our operating expenses and pay dividends, if any, primarily from our operating businesses. Our ability to meet our expenses and pay dividends therefore depends on the future performance of our businesses, which will be affected by financial, business, economic, and other factors, many of which we cannot control. Our businesses may not generate enough cash flow from operations in the future, which could result in our inability to repay indebtedness, to pay, maintain, or grow our dividend or to fund other liquidity needs. As a holding company with no operations, we are dependent on the ability of our businesses to make distributions to us to pay our expenses, pay dividends, and repay our indebtedness.
Risks Related to Our Business Operations
Development and investment in our businesses involve various construction, operational, and regulatory risks that could materially adversely affect our financial results.
The development, construction, operation, and maintenance of our businesses involve various risks including, mechanical and structural failure, accidents, labor issues, or the failure of technology to perform as anticipated. Events outside our control, such as economic developments, changes in fuel prices or the price of other feedstocks, or governmental policy changes, could materially reduce the revenues generated or increase the expenses of constructing, operating or maintaining our businesses. Degradation of the performance of our facilities may reduce our revenues. Unanticipated capital expenditures associated with maintaining, upgrading, or repairing our facilities may reduce our profitability. We may also choose or be required to decommission a project or other asset. The decommissioning process could be protracted and result in significant financial and/or regulatory obligations or other uncertainties.
Our businesses may also face construction risks typical for infrastructure businesses, including, without limitation:
•labor disputes, work stoppages, or shortages of skilled labor;
•shortages of fuels or materials;
•slower than projected construction progress and the unavailability or late delivery of necessary equipment;
•delays caused by or in obtaining the necessary regulatory approvals or permits;
•adverse weather conditions and unexpected construction conditions;
•accidents or the breakdown or failure of construction equipment or processes;
•difficulties in obtaining suitable or adequate financing; and
•catastrophic or force majeure events such as explosions, fires and terrorist activities, and other similar events beyond our control.
Such developments could result in substantial unanticipated delays or expenses and, under certain circumstances, could prevent completion of construction activities once undertaken. Construction costs may exceed estimates for various reasons, including inaccurate engineering and planning, higher than anticipated labor and building material costs, and unanticipated problems with project start-up. Such unexpected increases may result in increased debt service costs and/or funds being insufficient to complete construction. Our facilities under development may generate little or no cash flow through the date of completion of development and may experience operating deficits after the date of completion. In addition, market conditions may change during construction and make such development less attractive than at the time it was commenced. Any events of this nature could severely delay or prevent the completion of, or significantly increase the cost of, the construction. In addition, there are risks inherent in the construction work which may give rise to claims or demands against us from time to time. Delays in the completion of any project may result in lost revenues or increased expenses.
Changes to trade regulation, quotas, duties or tariffs, caused by the changing U.S. and geopolitical environments or otherwise, may increase our costs, result in fewer growth capital opportunities or projects, limit the amount of raw materials and products that we can import, decrease demand for certain of our services, or otherwise adversely impact our business.
The imposition of tariffs on certain goods imported into the United States has triggered retaliatory actions from certain foreign governments potentially resulting in a “trade war”. A “trade war” or other governmental action related to tariffs or international trade agreements or policies could increase our costs, reduce the demand or opportunity to deploy growth capital in our businesses at attractive rates of return, limit the amount of raw materials, components and other products that we can import, restrict our customers’ ability to deploy growth capital or transport products and therefore decrease demand for certain of our services, and/or adversely affect the U.S. economy or certain sectors thereof and, thus, adversely impact our businesses.
Warranties provided by our suppliers and contractors may be limited or insufficient to compensate our losses or may not cover the nature of our losses incurred.
We expect to benefit from various warranties, including product quality and performance warranties, provided by our suppliers and contractors. These suppliers and contractors, however, may file for bankruptcy, cease operations, or otherwise become unable or unwilling to fulfill their warranty obligations. Even if a supplier fulfills its warranty obligations, the warranty may not be enough to compensate us for our losses. In addition, the warranty period generally expires several years after the date that the equipment is delivered or commissioned and is subject to liability limits. Where damages are caused by defective products provided by our suppliers or construction services delivered by our contractors, our suppliers or contractors may be unable or unwilling to perform their warranty obligations as a result of their financial condition or otherwise, or if the warranty period has expired or a liability limit has been reached, there may be a reduction or loss of warranty protection for the affected projects, which could have a material adverse effect on our business’ result of operations, cash flows, and financial condition.
We are dependent on certain key personnel, and the loss of key personnel, or the inability to retain or replace qualified employees, could have an adverse effect on our consolidated businesses, results of operations, cash flows, and financial condition.
We operate our consolidated businesses on a stand-alone basis, relying on existing management teams for day-to-day operations. Consequently, our operational success, as well as the success of our pursuit of strategic alternatives, will depend on the continued efforts of the management teams of our consolidating businesses, who have extensive experience in the day-to-day operations of these businesses. Furthermore, we will likely be dependent on the operating management teams of any businesses that we acquire in the future. The loss of key personnel, or the inability to retain or replace qualified employees, could have an adverse effect on our business, results of operations, cash flows, and financial condition.
Prolonged work stoppages by employees who are subject to a collective bargaining agreement could adversely affect our financial position.
As of December 31, 2020, approximately 17% of our businesses’ employees were covered by collective bargaining agreements. These agreements have staggered expirations over the next several years. Although we believe our employee relations to be generally good, a prolonged work stoppage, strike or other slowdown at any facility with organized labor could significantly disrupt our operations and could have a material adverse effect on our business, results of operations, cash flows, or financial condition. In addition, we cannot ensure that upon the expiration of existing collective bargaining agreements, new agreements will be reached without union action or that any such new agreements will be on terms satisfactory to us. Any renegotiation of labor agreements could significantly increase our costs for wages, healthcare, and other benefits.
Our businesses are subject to environmental risks that may impact our future profitability.
Our businesses are subject to numerous statutes, rules and regulations relating to environmental protection and are exposed to various environmental risk and hazards.
•Atlantic Aviation is subject to risks and hazards as well as the environmental protection requirements related to the storage and handling of jet fuel and compliance with firefighting regulations.
•Hawaii Gas is subject to risks and hazards associated with the refining, storage, and handling of combustible products.

Materialization of these risks could result in substantial losses including personal injury, loss of life, damage or destruction of property and equipment and environmental damage. Any losses we face could be greater than insurance levels maintained by our businesses and could have an adverse effect on their and our financial results. We also could be subject to fines and penalties for violation of applicable environmental regulations, which could be substantial. In addition, disruptions to physical assets could reduce our ability to serve customers and adversely affect future sales and cash flows.
Failure to comply with regulations or other claims may interrupt operations and result in civil or criminal penalties, significant unexpected compliance costs and liabilities that could adversely affect the profitability of any operating business and the distributions it makes to us. These rules and regulations are subject to change and compliance with any changes could result in a restriction of the activities of our businesses, significant capital expenditures, and/or increased ongoing operating costs.
Our businesses own or lease properties that have been subject to environmental contamination in the past and could require remediation for which our businesses are or may be liable. The remediation could cost more than anticipated or could be incurred earlier than anticipated, or both. In addition, the businesses may discover additional environmental contamination that may require remediation at significant cost. Further, the past contamination of the properties, including by former owners or operators of such properties, could result in remediation obligations, personal injury, property damage, environmental damage, or similar claims by third parties.
We may also be required to address other prior or future environmental contamination, including soil and groundwater contamination that results from the spillage of fuel, hazardous materials, or other pollutants. Under various federal, state, and local environmental statutes, rules and regulations, a current or previous owner or operator of real property may be liable for noncompliance with applicable environmental and health and safety requirements and for the costs of investigation, monitoring, removal or remediation of hazardous materials. These laws often impose liability, whether the current owner or operator knew of, or was responsible for, the presence of hazardous materials. Persons who arrange for the disposal or treatment of hazardous materials may also be liable for the costs of removal or remediation of those materials at the disposal or treatment facility, whether or not that facility is or ever was owned or operated by that person and whether or not the original disposal or treatment activity accorded with all regulatory requirements. The presence of hazardous materials on a property could result in personal injury, loss of life, damage or destruction of property and equipment, environmental damage and/or claims by third parties that could have a material adverse effect on our result of operations, cash flows, and financial condition.
Unfavorable publicity or public perception of the industries in which we operate could adversely impact our operating results and our reputation.
Accidents and incidents involving the aviation industry, particularly those involving the airports and heliport at which we operate, whether or not directly related to our Company’s services, and any media coverage thereof, can adversely impact our Company’s reputation and the demand for our services. Similarly, negative publicity, public, or investor perception of the energy-related industries in which we operate, including through media coverage of environmental contamination and climate change concerns, could reduce demand for our services and harm our reputation. Any reduction in demand for the services our businesses provide or damage to our reputation could have a material adverse effect on our share price, results of operations, cash flows, financial condition, and business prospects.
Fluctuations in commodity prices could adversely impact revenue, cost of services/goods sold, and gross margin at our businesses.
Revenue at our Atlantic Aviation and Hawaii Gas businesses is generated primarily from the re-sale of a commodity. Accordingly, we may not be able to pass through all or any of the fluctuations in prices to customers.
Energy efficiency and technology advances, as well as conservation efforts and changes in the sources and types of energy produced in the U.S. may result in reduced demand for our products and services.
Conservation and technological advances including installation of improved insulation, the development of more efficient heating and cooling devices and advances in energy generation technology, may reduce demand for certain of our products and services. During periods of high energy commodity costs, the prices of certain of our products and services generally increase, which may also lead to increased conservation. In addition, federal and/or state regulation may require mandatory conservation measures, which could also reduce demand.
The discovery and development of new and unconventional energy sources in the U.S. may drive changes in related energy product logistics chains. The location and exploitation of these new energy sources could result in the dislocation of certain portions of some of our businesses. Changes in energy supply chain logistics or trends toward increased conservation could reduce demand for our products and services and could adversely affect our results of operations, cash flows, and financial condition.

Each of our businesses experience a measure of seasonality and such seasonality may cause fluctuations in our results of operations.
Although our businesses tend to produce stable financial results, each operates in an environment which can experience seasonal variations in results. Our aviation services business may generate relatively better financial results during cold weather months based on increased GA traffic into bases in Florida and the intermountain West. Our gas production and distribution business may generate incrementally more cash during the peak tourism periods in Hawaii between mid-December and the end of March and from mid-June through mid-September. To the extent that our businesses collectively appear to generate more cash flows in the first quarter of the year, such performance, if annualized, could result in an overly optimistic estimate of the value of our shares.
Security breaches or interruptions in our information systems, the loss or misappropriation of confidential information, or cyber-attacks on our facilities or those of third parties on which we rely, could materially adversely affect our business.
We rely on information technology networks and systems to process, transmit, and store electronic information used to operate our businesses, make operational decisions, and manage inventory. We also share certain information technology networks with our Manager, and we use third-party information technology service providers. The information technology we use, as well as the information technology systems used by our Manager and third-party providers, could be vulnerable to security breach, damage or interruption from computer viruses, cyber-attacks, cyber terrorism, natural disasters, or telecommunications failures. If our technology systems, or those of our Manager or third-party providers, were to fail or be breached and we were unable to restore them in a timely manner, we may be unable to maintain critical business functions and/or confidential data could be compromised, we may incur substantial repair or replacement costs and/or our reputation could be damaged. The occurrence of any of these could have a material adverse effect on our business, results of operations, cash flows, and financial condition.
We transmit confidential credit card information by way of secure private retail networks and rely on encryption and authentication technology licensed from third parties to provide the security and authentication necessary to effect secure transmission and storage of confidential information, such as customer credit card information. Any material failure by us to achieve or maintain compliance with the Payment Card Industry security requirements or to rectify a security issue may result in fines and the imposition of restrictions on our ability to accept credit cards as a form of payment. Any loss, disclosure or misappropriation of, or access to, customers’, employees’ or business partners’ information or other breach of our information security can result in legal claims or legal proceedings, including regulatory investigations and actions, may have a negative impact on our reputation, could result in loss of customers, could lead to regulatory enforcement actions against us, and could materially adversely affect our business, results of operations, cash flows, and financial condition.
If our information technology systems, or the information technology systems of third parties on which we rely, cease to function properly or our cybersecurity is breached, we could suffer disruptions to our normal operations including: (i) unauthorized access to our facilities or a cyber-attack on our automated systems, or the power grids or communications networks we use, that could cause operational disruption and potential environmental hazards; (ii) a cyber-attack on third-party transportation systems that could result in supply chain disruptions, or prevent our Hawaii Gas business from transporting product to its customers; and (iii) a cyber-attack on power generation facilities or refineries that could significantly impact prices and demand in the commodities markets. Any of these events could materially adversely affect our operating results. Additionally, certain cyber incidents may remain undetected for an extended period. As cyber threats continue to evolve, we may be required to expend significant additional resources to continue to modify or enhance our protective measures or to investigate and remediate any information security vulnerabilities.
We may face greater exposure to terrorism than other companies because of the nature of our businesses.
Our businesses may face greater risk of terrorist attack than other businesses, particularly our operations within the immediate vicinity of metropolitan and suburban areas. Because our businesses provide basic or essential services relied on by many people, our facilities may be at greater risk for terrorism attacks than other businesses, which could affect our operations significantly. Any terrorist attacks that occur at or near our business locations would be likely to cause significant harm to our employees and assets. In recent years, insurers have significantly reduced the amount of insurance coverage available for liability to persons other than employees or passengers for claims resulting from acts of terrorism, war, or similar events. A terrorist attack that makes use of our property, or property under our control, may result in liability far in excess of available insurance coverage. In addition, any terrorist attack, regardless of location, could cause a disruption to our business and a decline in earnings. Furthermore, such an attack would likely result in an increase in insurance premiums and a reduction in coverage and could reduce profitability.

Since completing the IMTT Transaction, we may be more susceptible to adverse events.
Since completing the IMTT Transaction, we are subject to concentration of risks that affect our remaining operating businesses. We have fewer assets and may experience decreases in earnings and cash flow and increases in operating costs or other expenses. The market price of our common stock may decrease, and our common stock may be more susceptible to market fluctuations.
Regulatory and Governmental Risks
Our income may be adversely affected if additional compliance costs are required as a result of new safety, health, and/or environmental regulation.
Our businesses are subject to federal, state, and local safety, health, and environmental laws and regulations. These laws and regulations affect many aspects of their operations and are modified frequently. There is a risk that any one of our businesses may not be able to comply with some aspect of these laws and regulations, resulting in fines or penalties. Additionally, if new laws and regulations are adopted or if interpretations of existing laws and regulations change, we could be required to increase capital spending and/or incur increased operating expenses to comply. Because the regulatory environment changes frequently, we cannot predict when or how we may be affected by such changes. Emissions and other compliance testing technologies continue to improve, which may result in more stringent, targeted environmental regulations, and compliance obligations in the future, the costs of which could be material and adversely affect our results of operations, cash flows, and financial condition.
Our businesses are dependent on our relationships, on a contractual and regulatory level, with government entities that may have significant leverage over us. Government entities may be influenced by political considerations to take actions adverse to us.
Our businesses generally are, and will continue to be, subject to substantial regulation by governmental agencies. In addition, our businesses rely on obtaining and maintaining government permits, licenses, concessions, leases, or contracts. Government entities, due to the wide-ranging scope of their authority, have significant leverage over us in their contractual and regulatory relationships with us that they may exercise in a manner that causes delays in the operation of our businesses or pursuit of our strategy, or increased administrative expense. Furthermore, government permits, licenses, concessions, leases, and contracts are generally very complex, and may result in periods of non-compliance, or disputes over interpretation or enforceability. If we fail to comply with these regulations or contractual obligations, we could be subject to financial penalties or we may lose our rights to operate the affected business, or both. Where our ability to operate a business is subject to a concession or lease from government entities, the concession or lease may restrict our ability to operate the business in a way that maximizes cash flows and profitability. Further, our ability to grow our current and future businesses will often require consent of numerous government regulators. Increased regulation restricting the ownership or management of U.S. assets by non-U.S. persons, given the non-U.S. ultimate ownership of our Manager, may limit our ability to pursue acquisitions. Any such regulation may also limit our Manager’s ability to continue to manage our operations, which could cause disruption to our businesses and a decline in our performance. In addition, any required government consents may be costly to seek and we may not be able to obtain them. Failure to obtain any required consents could limit our ability to achieve our growth strategy.
Our contracts with government entities may also contain clauses more favorable to the government counterparty than a typical commercial contract. For instance, a lease, concession, or general service contract may enable the government to terminate the agreement without adequate compensation. In addition, government counterparties also may have the discretion to change or increase regulation of our operations, or implement laws or regulations affecting our operations, separate from any contractual rights they may have. Governments have considerable discretion in implementing regulations that could impact these businesses. Governments may be influenced by political considerations to take actions that may hinder the efficient and profitable operation of our businesses.
Many of our contracts, especially those with government entities or quasi-governmental entities are long-term contracts. These long-term contracts may be difficult to replace if terminated. In addition, buy-out or other early termination provisions could adversely affect our results of operations, cash flows, and financial condition if exercised before the end of the contract.
Government agencies may determine the prices we charge and may be able to restrict our ability to operate our businesses to maximize profitability.
Where our businesses are the sole or predominant service providers in their respective service areas and provide services that are essential to the community, they are likely to be subject to rate regulation. We may also face fees or other charges over which we have no control that increase our costs. We may be subject to increases in fees or unfavorable price determinations that may be final with no right of appeal or that, despite a right of appeal, could result in our profits being negatively affected. In addition, we may have very little negotiating leverage in establishing contracts with government entities, which may decrease the prices that we otherwise might be able to charge or the terms upon which we provide products or services. Businesses we acquire in the future may also be subject to rate regulation or similar negotiating limitations.
Failure to comply with government regulations could result in contract terminations or we may be unable to enter into future government contracts.
From time to time, we sign government contracts that are subject to various uncertainties, restrictions, and regulations which could result in withholding or delay of payments. In addition, government contracts are subject to specific regulations as well as various statutes related to employment practices, environmental protection, recordkeeping, and accounting. These regulations and laws impact how we transact business with governmental clients and, in some instances, impose significant costs on business operations. If we fail to comply with any of these regulations, requirements or statutes, our existing government contracts could be terminated, and we could be temporarily or permanently barred from government contracting or subcontracting. If one or more of our government contracts are terminated or if we are barred from government contract work, or if reimbursement of our cost is disallowed, we could suffer a significant reduction in expected revenue and profits.
Delays in the government budget process or a government shutdown may adversely affect our operating results.
Certain of our businesses provide services to government customers, often under long-term contracts. Any delay in the federal or state government budget process or a federal or state government shutdown may result in our incurring substantial costs without reimbursement under these contracts for extended periods. In addition, our businesses rely on obtaining and maintaining government permits, licenses, concessions, and leases. Governmental budget delays or government shutdowns could also negatively impact our ability to timely obtain approvals and consents needed to operate and grow our businesses. Any of these consequences could have an adverse impact on our operating results.
Climate change, climate change regulations, and greenhouse effects may adversely impact our operations and markets.
Climate change and the outcome of federal and state actions to address global climate change could result in significant new regulations, additional changes to fund energy efficiency activities, or other regulatory actions. These actions could increase the cost of operating our businesses, reduce the demand for our products and services, and impact the prices we charge our customers, any or all of which could adversely affect our results of operations. In addition, climate change could make severe weather events more frequent and increase the likelihood of capital expenditures to replace damaged physical property at our businesses.
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
Risks Related to Atlantic Aviation
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
The effects of COVID-19 on future consumer preferences and demand for Atlantic Aviation’s services is unknown.
Preferences for air travel and specifically GA are unknown and may change following COVID-19. There has been a substantial shift in flight activity and patterns during COVID-19, and there can be no certainty that overall activity or activity at the specific locations Atlantic Aviation operates will return to prior levels. Atlantic Aviation’s financial results may be materially impacted by ongoing reductions or shifts in activity levels. An increase in the adoption and ongoing utilization of technology solutions to enable remote communication may contribute to a reduction or shift in activity levels.
Deterioration in the economy in general or in the aviation industry that results in less air traffic at the airports on which Atlantic Aviation operates would have a material adverse impact on our business.
A large part of the business’ revenue derived from providing services to GA customers and, to a lesser extent, commercial, freight, and military customers. An economic downturn could reduce the level of air traffic, adversely affecting Atlantic Aviation.
Air travel and air traffic can also be affected by events that stem from national, local, or industry specific matters. Events such as wars, outbreaks of disease, severe weather, and terrorist activities in the U.S. or overseas may reduce air traffic. Local circumstances include downturns in the economic conditions of the area in which an airport is located or the relocation of FBO customers to alternative airports.

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
Atlantic Aviation's financial results may be adversely affected by a deterioration in domestic and/or international financial markets activity. A deterioration in either equity or credit markets and its impact on the value of debt or equity issuances and/or merger and acquisition activity may cause GA activity to decline and negatively impact our results of operations, cash flows, and financial condition.
A significant and sustained increase in the price of oil could have a negative impact on the revenue and/or profitability of Atlantic Aviation.
Higher prices for jet fuel could result in reduction in the use of aircraft by GA customers, which would have a negative impact on the profitability of Atlantic Aviation. Higher fuel prices could also increase the cost of power to Atlantic Aviation generally and they may not be able to fully pass the increase through to customers.
Atlantic Aviation is subject to a variety of competitive pressures, and the actions of competitors may have a material adverse effect on its revenue, market share, and fuel margins, causing a decline in the profitability of this business.
FBO operators at an airport compete based on factors including location of their facilities relative to runways and street access, service, value added features, reliability, and price. Many of Atlantic Aviation’s FBOs compete with one or more FBOs at their respective airports and with FBOs at nearby airports. Furthermore, leases related to FBO operations may be subject to competitive bidding at the end of their term. Some present and potential competitors may have or may obtain greater financial and marketing resources than Atlantic Aviation, which may negatively impact Atlantic Aviation’s ability to compete at each airport or for lease renewal. Certain competitors may aggressively or irrationally price their bids for airport leases and may limit the business’ ability to grow or renew its portfolio. Excessive price discounting may cause a decline in market share or the amount of fuel sold, declines in hangar rentals, and/or de-icing and may result in increased margin pressure, adversely affecting the profitability of this business. The continued growth and consolidation of large fractional, charter and jet card/membership entities among Atlantic Aviation’s customer base may increase price discounting and competition as the entities increase purchasing scale and sophistication.
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
Atlantic Aviation generates revenue pursuant to leases granted by airport authorities. Airport authorities may choose not to renew a lease at all or to only renew the lease on terms which are unfavorable to Atlantic Aviation. In addition, airport authorities may require Atlantic Aviation to participate in a bidding process to renew a lease, which could require unanticipated capital spending and could divert management’s attention during the pendency of the process. The loss or modification of any of Atlantic Aviation’s airport leases could adversely impact its results of operations, cash flows, and financial condition.
The termination for cause or convenience of one or more of the FBO leases would damage Atlantic Aviation’s operations significantly.
Atlantic Aviation’s revenue is derived from long-term leases granted by airport authorities on 69 airports in the U.S. If Atlantic Aviation defaults on the terms or conditions of its leases, the relevant authority may terminate the lease without compensation. Atlantic Aviation would then lose the income from that location and potentially the expected returns from prior capital expenditures. Such an event could have a material adverse effect on Atlantic Aviation’s results of operations, cash flows, and financial condition.
Failure to adequately maintain the facilities comprising our FBOs or the integrity of our fuel supplies may have a material adverse impact on the revenue or market share of one or more of the FBOs in the network resulting in a decline in profitability of the business.
FBO operators compete in part based on the overall quality and attractiveness of their facilities as well as the safety of their operations. Inadequate maintenance of any of the hangars, terminals, ramps, or other assets comprising Atlantic Aviation’s FBOs could result in customers’ electing not to utilize Atlantic Aviation where another provider operates or to elect not to use a particular airport where an alternative in the same market exists. The resulting decline in customer visits or negative impact on reputation could adversely impact revenue from fuel sales, hangar/office rental, ramp, and/or ramp services fees and could impact more than one facility.

Aircraft owners and operators rely on FBOs to control the quality of the fuel they sell. Failure to maintain the integrity of fuel supplies as a result of inadequate or inappropriate procedure or maintenance of fuel farms (storage facilities), fuel trucks, or related equipment could result in the introduction of contaminants and could lead to damage or failure of aircraft and could adversely impact the reputation, revenue, and/or profitability of the business.
Failure to complete, or realize anticipated performance from acquisitions, expansions or developments could negatively impact Atlantic Aviation. The business’ increased indebtedness to fund such acquisitions, expansions, or developments could reduce our operating flexibility.
Completing acquisitions, expansions, or developments are subject to various risks and uncertainties, and we may not complete such projects on a timely basis or at all, which could have an adverse effect on the business and results of operations, cash flows, and financial condition.
FBO industry participants are often smaller, private companies with less sophisticated information systems and financial reporting and control capabilities. If we complete an acquisition, we may be unable to integrate the assets into our existing operations on a timely basis or to achieve expected efficiencies. The integration could be expensive and could be time consuming for our management.
We may not be able to achieve anticipated levels of financial performance at the acquired FBO within our expected time frames or at all. Atlantic Aviation may incur additional indebtedness to fund future acquisitions, expansions, or developments. This increased level of indebtedness will increase interest expense and could reduce funds available for reinvestment or distribution to us.
Deterioration of GA air traffic at airports where Atlantic Aviation operates would decrease Atlantic Aviation’s ability to refinance or service its debt.
As of December 31, 2020, Atlantic Aviation had $1,005 million of term loan debt outstanding. This debt facility requires compliance with certain covenants. Atlantic Aviation's ability to meet its debt service obligations and to refinance or repay its outstanding indebtedness will depend primarily upon cash flows it generates.
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
FBOs are subject to extensive regulatory requirements compliance with which could result in significant costs. For example, the FAA, from time to time, issues directives and other regulations relating to the management, maintenance, and operation of airport facilities. Compliance with those requirements may cause Atlantic Aviation to incur significant expenditures. The proposal and enactment of additional laws and regulations, as well as any failure to comply with such laws and regulations, could significantly increase the cost of Atlantic Aviation’s operations and reduce overall revenue. In addition, certain new regulations, if implemented, could decrease the convenience and attractiveness of GA travel relative to commercial air travel and may adversely impact demand for Atlantic Aviation’s services.
The lack of accurate and reliable industry data can result in unfavorable strategic planning, mergers and acquisitions, and macro pricing decisions.
Atlantic Aviation uses industry and airport-specific GA traffic data published by the FAA as well as data from private sources to identify trends in the FBO industry. The business also uses this traffic data as a key input to decision-making in strategic planning, mergers and acquisitions, and macro pricing matters. However, both the public and private data has several limitations and challenges. As a result, the use of such traffic data may result in conclusions in strategic planning, mergers and acquisitions, or macro pricing decisions that are ultimately sub-optimal.
Changes in regulations related to the use of certain firefighting systems could result in Atlantic Aviation incurring additional expenses associated with modifying or replacing these systems, and remediation costs relating to the use of these systems could be substantial.
Atlantic Aviation employs foam-based firefighting systems in certain of its hangars as required by local laws and regulation. Some of these utilize materials that have been, in certain jurisdictions, deemed hazardous substances. If Atlantic

Aviation were to be required to modify or replace some or all of these systems, the expense associated with such modification or replacement could have a material adverse impact on the results of operations, cash flows, and financial condition of the business. In addition, the cost of remediation in connection with the release of firefighting foam could be substantial.
Risks Related to MIC Hawaii
COVID-19 has significantly reduced demand for Hawaii Gas’ products and services, and Hawaii Gas may experience supply chain disruption.
COVID-19 has greatly reduced the number of visitors to Hawaii, which has significantly reduced the demand for gas from Hawaii Gas' customers, particularly hotels and restaurants. Hawaii Gas’ SNG plant is subject to minimum operating thresholds, and if demand declines such that the SNG plant is not producing the requisite daily volume of SNG to operate safely, the plant will be shut down until minimum production thresholds can again be met. While Hawaii Gas has developed and tested alternatives for the delivery of gas to its utility customers in the event production at the SNG plant is stopped, there can be no assurances that these alternatives would operate as designed or be as effective and efficient from an operating or financial performance perspective as operating the SNG plant. Additionally, the reliability and pricing of the feedstock supply for the SNG plant could be adversely impacted by COVID-19, potentially resulting in higher cost of gas which would be passed onto Hawaii Gas' customers. The sustained impact of COVID-19 could have a material adverse effect on the results of operations, financial condition, and liquidity of MIC Hawaii.
Hawaii Gas is exposed to the effects of volatility in commodity prices. To the extent that higher prices cannot be effectively hedged or passed on to customers, both in the short term or the long term, the business’ gross margin, cash flows, and liquidity will be adversely affected.
The profitability of Hawaii Gas is based on the margin of sales prices over costs. LPG, LNG, and feedstock for the SNG plant are commodities and changes in global supply of and demand for these products can have a significant impact on costs. Hawaii Gas has no control over commodity prices and, to the extent that these prices cannot be hedged or passed on to customers, the business’ results of operations, cash flows, and financial condition could be adversely affected.
Depending on the terms of our contracts with suppliers, as well as the extent and success of our use of financial instruments to reduce our exposure related to volatility in the cost of LPG, changes in the market price of Hawaii Gas’ fuel supplies could create payment obligations that expose the business to increased liquidity risk.
Hawaii Gas enters into commodity hedge contracts to hedge against financial risks of commodity price fluctuations of its LPG purchases. Depending on the terms of the commodity hedge contracts, as well as the business' ability to forecast its sales volumes, changes in the expected volumes sold and changes in the market price of Hawaii Gas’ commodity hedge contracts could create payment obligations that effect the business' results of operations, cash flows, and financial conditions.
The operations of Hawaii Gas are subject to a variety of competitive pressures and the actions of competitors could have a material adverse effect on operating results.
Energy resources including diesel, solar, geo-thermal, and wind, may be substituted for gas in certain end-use applications, particularly if the price of gas increases relative to these resources, whether due to higher costs or otherwise. Customers could elect to meet their energy needs through any or all of these alternate resources as a result of higher gas prices, lower costs of alternative generation resources, or convenience. This could have an adverse effect on the business’ results of operations, cash flows, and financial condition.
Hawaii Gas relies on its SNG plant, including its transmission pipeline, for a significant portion of its sales. Disruptions at that facility could adversely affect the business’ ability to serve customers.
Disruptions at the SNG plant resulting from mechanical or operational issues or power failures could affect Hawaii Gas' ability to produce SNG. Most of the utility sales on Oahu are of SNG and all SNG is produced at the Oahu plant. Hawaii Gas has a back-up system in place, however, disruptions to both the primary and the back-up systems could have a significant adverse effect on Hawaii Gas’ results of operations, cash flows, and financial condition.
Hawaii Gas obtains its feedstock for its SNG plant from a refinery located on Oahu and sources its LPG supply from an off-island distributor. Supply disruptions may have an adverse effect on the operations of the business.
The extended unavailability of the refinery that supplies SNG feedstock, or the inability to purchase LPG from off-island sources, could adversely affect operations. The business has a limited ability to store LPG, and any disruption in supply may cause a depletion of LPG stocks. Disruptions in the supply of SNG or LPG, if occurring for an extended period, could materially adversely impact the business’ results of operations, cash flows, and financial condition.

The MIC Hawaii businesses are subject to risks associated with volatility in the Hawaii economy.
Hawaii’s economy and demand for our business’ products are heavily influenced by economic conditions in the U.S. and Asia and their impact on tourism, including the impact of post COVID-19 demand for travel, as well as by government spending. If the decline in the tourism industry in Hawaii is sustained, or there are changes in travel behavior post COVID-19, or the local economy deteriorates, the amount of gas sold by Hawaii Gas could be negatively affected by business closures or reduced consumption, which could adversely impact the business’ financial performance. Additionally, slow, or no economic growth in Hawaii could adversely impact the amount of gas sold to new and existing customers and reduce the level of new commercial and residential construction. A reduction in visitors to Hawaii or government activity in Hawaii, particularly military activity could also have a negative impact on the MIC Hawaii businesses.
Hawaii Gas’ utility business is subject to regulation by the HPUC and actions by the HPUC or changes to the regulatory environment may constrain the operation or profitability of the business.
The HPUC regulates all public service companies operating in Hawaii. The HPUC prescribes rates, tariffs, charges and fees; determines the allowable rate of return on equity; issues guidelines concerning the general management of utility businesses and acts on requests for the acquisition, sale, disposition or other exchange of utility properties, including mergers and consolidations.
Any adverse decision by the HPUC concerning the level or method of determining utility rates, the items and amounts that may be included in the rate base, the returns on equity or rate base, the potential consequences of exceeding or not meeting such returns, or any prolonged delay in rendering a decision in a rate or other proceeding, could have an adverse effect on our business.
On November 25, 2020, the HPUC initiated further proceedings consistent with the Hawaii Supreme Court’s order remanding the rate case for consideration, among other things, of greenhouse gas emission occurring outside the state's borders. We cannot predict the timing or outcome of this proceeding, or the effects of that outcome on Hawaii Gas.
Natural gas has increasingly been the subject of political and public scrutiny, including a desire by some to further limit or eliminate reliance on natural gas as an energy source. The enactment of state legislation in 2018 requiring Hawaii to be carbon neutral by 2045 or a potential Renewable Portfolio Standard (RPS) for utility gas usage or supply, similar to the one implemented for electric utility generation, could result in supply disruptions, increased energy costs to ratepayers or a negative impact on Hawaii Gas’ future financial performance.
The Hawaii legislature or municipal governments could impose a gas RPS, enact other restrictive legislation or impose changes to building codes, which may result in increased energy costs to the business and its customers (i.e. the cost of finding new renewable fuel supplies or developing new technologies could be prohibitive), in supply disruptions and/or in restriction of existing and future business. Similar impacts could result from the enactment of the carbon neutrality legislation in 2018.
Hawaii Gas seeks to increase its use of renewable feedstocks and to increase the percentage of RNG distributed to its customers. This initiative exposes Hawaii Gas to new technology, supply, counterparty, and regulatory risks that could impact the performance of the business.
Hawaii Gas is pursuing a range of renewable resources that may provide pipeline quality gas in scalable quantities. These initiatives include the current contract for recovery of biogas from the Honouliuli wastewater treatment plant and ongoing discussions with operators of additional wastewater treatment plants and landfills, and with biomass producers. Blending of RNG with existing fuels and integrating RNG into the Hawaii Gas’ pipeline network may present technical challenges resulting in project delays, cost overruns or pipeline disruptions. Use of RNG may also expose Hawaii Gas to the risk of supply fluctuations due to the variability in performance of processes such as anaerobic digestion. These technical and supply risks may impact the financial performance of the business.
Because of its geographic location, Hawaii, and in turn the MIC Hawaii businesses, are subject to earthquakes, volcanos, and certain weather risks that could materially disrupt operations.
Hawaii is subject to earthquakes, volcanic activity, and certain weather risks, such as hurricanes, floods, heavy and sustained rains, and tidal waves that could materially disrupt operations. Because MIC Hawaii’s properties, such as its SNG plant, SNG transmission line and several storage facilities, are close to the ocean, weather-related disruptions to operations are possible. In addition, earthquakes and volcanic activity may cause disruptions. These events could damage the business’ assets or could result in wide-spread damage to its customers, thereby reducing the amount of gas sold and, to the extent such damages are not covered by insurance, adversely impacting the business’ results of operations, cash flows, and financial condition.

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
The changing nature of the Hawaii energy complex has had an impact on the business' staffing requirements. Volatility in feedstock prices, together with the impact of the State of Hawaii’s goals to reduce dependency on imported petroleum, requires staff with specialized knowledge of the energy sector. Because the resident labor pool in Hawaii is both small and oriented mainly to Hawaii’s basic industries, it is difficult to find individuals with these specialized skill sets. Unemployment rates in Hawaii are traditionally lower than those in the U.S. Mainland. Moreover, relocation to Hawaii is costly and often requires employees to make cultural and family adjustments not normally required in a relocation. The inability to source and retain staff with appropriate skill sets could adversely impact the performance of the MIC Hawaii businesses. In addition, dependence on skilled labor trades could result in constraints on growth and profitability related to competition for a limited labor pool.
Hawaii Gas’ operations on the islands of Hawaii, Maui and Kauai rely on LPG that is transported from Oahu to those islands by Jones Act qualified barges and by non-Jones Act vessels from off-island ports. Disruptions to service by those vessels could adversely affect the financial performance of our business.
The Jones Act requires that all goods transported by water between U.S. ports be carried in U.S.-flag ships and that they meet certain other requirements. The business has time charter agreements for the only two Jones Act qualified barges available in Hawaii capable of carrying large amounts of LPG. If the barges are unable to transport LPG from Oahu and the business is not able to secure off-island sources of LPG or obtain an exemption to the Jones Act that would permit importation of a sufficient quantity of LPG from the mainland U.S., the business could be adversely affected. If the barges require refurbishment or repair at a greater frequency than forecast, cash outflows for capital costs could adversely impact Hawaii Gas’ results of operations, cash flows, and financial condition.
Generation underperformance at individual projects within MIC Hawaii could lead to financial penalties or contract terminations under existing off-take agreements.
Certain distributed generation projects have minimum production terms included in their respective power purchase agreements. These minimum production levels are specified in each respective contract. Failure to meet these minimum production levels, could result in liquidated damages, other financial penalties, or contract termination which could negatively impact the business’ results of operations, cash flows, and financial condition.
Certain MIC Hawaii projects depend on electric interconnection and transmission facilities that we do not own or control and that are potentially subject to transmission constraints. If these facilities fail to provide adequate transmission capacity, MIC Hawaii projects may be restricted in their ability to deliver electricity to customers.
MIC Hawaii’s electricity generation facilities depend on grid interconnection and transmission facilities owned and operated by others to deliver the power they produce. Certain off-taker contracts include limited provisions allowing for occasional curtailment of electricity generated by MIC Hawaii due to the limitations of the electricity transmission system. Any constraints on, or the failure of, interconnections or transmission facilities could prevent MIC Hawaii from selling power and could adversely affect MIC Hawaii’s results of operations, cash flows ,and financial condition.
MIC Hawaii depends on counterparties, including operation and maintenance (O&M) providers and power purchasers, performing in accordance with their agreements. If they fail to so perform, our MIC Hawaii businesses could incur losses of revenue or additional expenses and business disruptions.
Counterparties to long-term agreements with MIC Hawaii businesses may not meet their obligations in accordance with such agreements. Should they fail to perform for any reason, MIC Hawaii may be required to seek alternative O&M providers. The failure of any of the parties to perform in accordance with these agreements could adversely affect MIC Hawaii’s results of operations, cash flows, and financial condition.

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
Our Manager, in its sole discretion, determines whether to reinvest base management and performance fees, if any, in shares of our common stock and whether to hold or sell those securities. Reinvestment of base management and performance fees, if any, in additional common stock would increase our Manager’s ownership stake in our Company. On December 31, 2020, our Manager owned 15.97% of our outstanding shares. Our Manager has sold and could from time to time sell the shares that it acquires via reinvestment of fees. If our Manager decides to sell any of its shares in our Company, such sales may be interpreted by some market participants as a lack of confidence in our Company and put downward pressure on the market price of our stock. Sales of shares of stock by our Manager would increase the supply and could decrease the price if demand is insufficient to absorb such sales.
Certain provisions of our Management Services Agreement, certificate of incorporation, and bylaws make it difficult for third parties to acquire control of our Company and could deprive investors of the opportunity to obtain a takeover premium for their shares of common stock.
Subject to terms of the Disposition Agreement, there are limited circumstances in which our Manager can be terminated under our Management Services Agreement. The Management Services Agreement provides that in circumstances where our common stock ceases to be listed on a recognized U.S. exchange as a result of the acquisition of our common stock by third parties in an amount that results in our common stock ceasing to meet the distribution and trading criteria on such exchange or market, our Manager has the option to either propose an alternate fee structure and remain as our Manager or resign, terminate the Management Services Agreement upon 30 days’ written notice and be paid a substantial termination fee. The termination fee payable on our Manager’s exercise of its right to resign as our Manager subsequent to a delisting of our common stock could delay or prevent a change in control that may favor our stockholders. Furthermore, in the event of such a delisting, any proceeds from the sale, lease, or exchange of a significant amount of assets must be reinvested in new assets of our Company, subject to debt repayment obligations. We would also be prohibited from incurring any new indebtedness or engaging in any transactions with stockholders or our affiliates without the prior written approval of our Manager. These provisions could deprive stockholders of opportunities to realize a premium on the common stock owned by them. The Disposition Agreement provides that the Management Services Agreement will terminate as to any businesses, or substantial portions thereof, that are sold, and certain payments will be made to our Manager in connection therewith.
Our certificate of incorporation and bylaws contain provisions that could have the effect of making it more difficult for a third-party to acquire, or discouraging a third-party from acquiring, control of our Company. These provisions include:
•restrictions on our ability to enter into certain transactions with our major stockholders, with the exception of our Manager; similar restrictions are also contained in Section 203 of the Delaware General Corporation Law;
•allowing only our Board to fill vacancies, including newly created directorships, and requiring that directors may be removed with or without cause by a stockholder vote of 66 2/3%;
•requiring that only the chairman or Board may call a special meeting of our stockholders;
•prohibiting stockholders from taking any action by written consent;
•establishing advance notice requirements for nominations of candidates for election to our Board or for proposing matters that can be acted upon by our stockholders at a stockholders’ meeting; and

•having a substantial number of additional shares of common stock authorized but unissued.
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
Pursuant to our Management Services Agreement, we have first priority ahead of all current and future funds, investment vehicles, separate accounts, and other entities managed by our Manager or by members of the Macquarie Group with respect to four specific types of acquisition opportunities within the United States. These include FBOs, airport parking, district energy, and “user pays”, contracted, and regulated assets that represent an investment of greater than AUD $40 million. Other than these types of opportunities, our Manager does not have an obligation to offer to us any particular acquisition opportunities, even if they meet our investment objectives, and our Manager and its affiliates can offer any or all other acquisition opportunities on a priority basis or otherwise to current and future funds, investment vehicles, and accounts sponsored by our Manager or its affiliates. Our businesses may compete with these entities for investment opportunities, and there can be no assurance that we will prevail with respect to such investments.
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
Our Manager has the right, under the Management Services Agreement, to resign at any time with 90 days’ notice, whether we have found a replacement manager or not. In addition, our Manager could re-assign or remove our CEO and/or our CFO from their positions and responsibilities at our Company without our Board's approval and with little or no notice. If our Manager resigns or our CEO and/or CFO are removed, we may not be able to find a new external manager or hire internal management with similar expertise within 90 days to provide the same or equivalent services on acceptable terms, or at all. If we are unable to do so, our operations are likely to experience a disruption, our financial results could be adversely affected, perhaps materially, and the market price of our common stock may decline substantially. In addition, the coordination of our internal management, acquisition activities, and supervision of our businesses is likely to suffer if we were unable to identify and reach an agreement with a single institution or group of executives having the expertise possessed by our Manager and its affiliates.
Furthermore, if our Manager resigns, we and our subsidiaries will be required to cease use of the Macquarie brand and change their names to remove any reference to “Macquarie”. This may cause the value of our Company and the market price of our common stock to decline.
Our externally managed model may not be viewed favorably by investors.
We are externally managed by a member of the Macquarie Group. Our Manager receives a fee for the corporate headquarters functions it provides including the compensation of our management team and those who provide services to us on a shared basis, health and welfare benefits, the provision of facilities, technology, and insurance (other than directors and officers). The fee is based on our equity market capitalization and thus increases as we grow. The size of the fee may bear no direct correlation with the actual cost of providing the agreed upon services and may be higher than the cost of managing our Company internally. Per the terms of the Management Services Agreement with our Manager, the current default election for satisfying any base management or performance fees, if any, to which our Manager may be entitled is the issuance of additional shares of common stock. To the extent fees continue to be reinvested in our common stock, all stockholders will be diluted and our hurdle for growing distributable cash on a per share basis will be higher.
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
Under the terms of the Management Services Agreement, our Manager must significantly underperform for the Management Services Agreement to be terminated. Our Board cannot remove our Manager unless:
•our common stock underperforms a weighted average of two benchmark indices by more than 30% in relative terms and more than 2.5% in absolute terms in 16 out of 20 consecutive quarters prior to and including the most recent full quarter, and the holders of a minimum of 66.67% of the outstanding shares of our common stock (excluding any shares owned by our Manager or any affiliate of our Manager) vote to remove our Manager;
•our Manager materially breaches the terms of the Management Services Agreement and such breach has been unremedied within 60 days after notice;
•our Manager acts with gross negligence, willful misconduct, bad faith or reckless disregard of its duties in carrying out its obligations under the Management Services Agreement, or engages in fraudulent or dishonest acts; or
•our Manager experiences certain bankruptcy events.
Our Board cannot remove our Manager unless the market performance of our common stock also significantly underperforms the benchmark index. If we were unable to remove our Manager in circumstances where the absolute market performance of our common stock does not meet expectations, the market price of our common stock could be negatively affected.
Risks Related to Ownership of Our Stock
Our guidance is based on estimates and circumstances may arise that may result in our failing to meet those estimates.
We periodically disclose our expected annual EBITDA excluding non-cash items and/or Free Cash Flow (as defined by us). These are estimates and may be affected by inaccurate assumptions and/or known or unknown risks and uncertainties some of which are beyond our control. See “Forward-Looking Statements.” If the generation of EBITDA excluding non-cash items or Free Cash Flow at the anticipated level would leave us with insufficient cash to take timely advantage of growth opportunities (including through acquisitions), to meet any large unanticipated liquidity requirements, to reduce our indebtedness, to fund our operations, or to otherwise properly address our business prospects, pay or increase any dividend, our stock price could be adversely affected.
The market price and marketability of our common stock may from time to time be significantly affected by numerous factors beyond our control, which may adversely affect our ability to raise capital through future equity financings.
The market price of our common stock may fluctuate significantly. Many factors that are beyond our control may significantly affect the market price and marketability of our common stock and may adversely affect our ability to raise capital through equity financings should we need or want to do so. These factors include, but are not limited to:

•significant volatility in the market price and trading volume of securities of Macquarie Group Limited and/or vehicles managed by the Macquarie Group or branded under the Macquarie name or logo;
•significant volatility in the market price and trading volume of securities of registered investment companies, business development companies, or companies in our sectors;
•the conclusion of a sale or sales of businesses in connection with our pursuit of strategic alternatives or the termination of such efforts;
•changes in our earnings or variations in operating results;
•changes in our ratings from any of the ratings agencies;
•any shortfall in EBITDA excluding non-cash items or Free Cash Flow from levels expected by us or by securities analysts;
•changes in regulatory policies or tax law;
•operating performance of companies comparable to us;
•loss of funding sources; and
•substantial sales of our common stock by our Manager or other significant stockholders.
The performances of our businesses or our holding company structure may limit our ability to make regular dividends in the future to our stockholders because we are reliant upon the cash flows and distributions from our businesses.
Our Company is a holding company with no operations. We are dependent upon the ability of our businesses to make distributions to our Company to enable it to meet its expenses, and to pay, maintain or grow dividends to stockholders in the future. The ability of our operating subsidiaries and the businesses we own to make distributions to our Company is subject to their operating performance, their need for capital, the terms of their debt agreements, and the applicable laws of their respective jurisdictions. In addition, the ability of each business to reduce its outstanding debt will be similarly limited by its operating performance.
Actions of activist stockholders could have an adverse impact on the value of our securities.
We value constructive input from our stockholders and the investment community. However, there is no assurance that the actions taken by our Board and management in seeking to maintain constructive engagement with our stockholders will be successful. Certain of our stockholders may express views with respect to the operation of our business, our business strategy, corporate governance considerations or other matters that are contrary to ours. Responding to these, or to actions that may be taken by activist stockholders can be costly and time-consuming, disruptive to our operations, and divert the attention of management and our employees. The perceived uncertainties as to our strategy as a result of the actions of activist stockholders could affect the market price of our securities, result in the loss of potential business opportunities, and make it more difficult to attract and retain qualified personnel, board members, and business partners.
We are currently subject to putative securities class action and shareholder derivative lawsuits and could become subject to other similar actions in the future, the unfavorable outcome of which could have a materially adverse impact our business, or results of operations.
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

The price of our stock may be vulnerable to actions of market participants whose strategies may not involve buying and holding our securities in pursuit of an attractive return.
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
Previous short selling efforts have had an impact on, and may in the future impact, the value of our stock in an extreme and volatile manner to our detriment and the detriment of our stockholders. In addition, market participants have published, and may in the future publish, negative, inaccurate, or misleading information regarding our Company and our management team. We believe that the publication of such information has led, and may in the future lead to, significant downward pressure on the price of our stock to our detriment and the further detriment of our stockholders. These and other efforts by certain market participants to unduly influence the price of our common stock for financial gain may cause value of our stockholders’ investments to decline, may make it more difficult for us to raise equity capital when or if needed without significantly diluting existing stockholders, and may reduce demand from new investors to purchase our shares.
We previously identified a material weakness in our internal control over financial reporting, and the failure to maintain an effective system of internal controls in the future could result in loss of investor confidence and adversely impact our stock price.
Effective internal controls are necessary for us to provide reliable and accurate financial statements. If we are unable to maintain effective internal control over financial reporting or disclosure controls and procedures, our ability to record, process, and report financial information accurately, and to prepare financial statements within required time periods, could be adversely affected, which could cause investors to lose confidence in our reported financial information and have a negative effect on the price of our common stock and our access to capital. In addition, implementing any appropriate changes to internal controls will result in additional expenses.
We may issue preferred stock with rights, preferences, and privileges that may be superior to the common stock, and these could have negative consequences for holders of our common stock.
We may issue shares of preferred stock in one or more financing transactions. We may also use the authorized preferred stock for funding transactions, including, among other things, acquisitions, strategic partnerships, joint ventures, restructurings, business combinations and investments, although we have no immediate plans to do so. We cannot provide assurances that any such transaction will be consummated on favorable terms or at all, that they will enhance stockholder value, or that it will not adversely affect our business or the trading price of our common stock. Any shares of preferred stock could be issued with rights, preferences, and privileges that may be superior to those of our common stock. In addition, preferred stock could be issued for capital raising, financing and acquisition needs or opportunities that have the effect of making an acquisition of our Company more difficult or costly, as could also be the case if the Board were to issue additional common stock.
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
Our total assets reflect a substantial amount of goodwill and other intangible assets. On December 31, 2020, goodwill and other intangible assets, net, represented approximately 26% of our total assets. Goodwill and other intangible assets were generated primarily through the acquisitions of our businesses. Other intangible assets consist primarily of airport operating rights, customer relationships, and trade names. On at least an annual basis, we assess whether there has been any impairment in the value of goodwill and other intangible assets or when there are triggering events or circumstances. If the carrying value of the tested asset exceeds its estimated fair value, impairment is deemed to have occurred. In that event, the intangible is written down to fair value. Under current accounting rules, this would result in a charge to reported earnings. Impairments requiring the write-off of a significant portion of goodwill or other intangible assets would negatively affect our reported earnings and total capitalization and could be material.
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
Under current law, qualified dividend income and long-term capital gains are taxed to non-corporate investors at a maximum U.S. federal income tax rate of 20%. In addition, certain holders that are individuals, estates, or trusts are subject to 3.8% surtax on all or a portion of their “net investment income,” which may include all or a portion of their dividend income and net gains from the disposition of our shares. This tax treatment may be adversely affected, changed or repealed in the future and may affect market perceptions of our Company and the market price of our shares could be negatively affected.
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
We have state income tax NOLs, which may not be realized before they expire.
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
The Tax Cut and Jobs Act made significant changes to U.S. tax laws and includes numerous provisions that affect businesses, including ours. For instance, by lowering corporate tax rates, the Tax Cut and Jobs Act tends to reduce both the value of deferred tax assets and the amount of deferred tax liabilities. It also limits interest rate deductions and the amount of NOLs that can be used each year and alters the expensing of capital expenditures. The Tax Cut and Jobs Act is unclear in certain respects and will require interpretations and implementing regulations by the IRS, as well as state tax authorities, and the Tax Cut and Jobs Act could be subject to amendments and technical corrections, any of which could lessen or increase the adverse (and positive) impacts of the Tax Cut and Jobs Act. The accounting treatment of these tax law changes is complex, and some of the changes may affect both current and future periods.
The treatment of depreciation and other tax deductions under current U.S. federal income tax law may be adversely affected, changed, or repealed in the future.
Under current law, certain capital expenditures are eligible for accelerated depreciation, including 100% bonus depreciation for qualifying assets purchased and placed in service after September 27, 2017 and prior to January 1, 2023, for U.S. federal income tax purposes. In addition, certain other expenses are eligible to be deducted for U.S. federal income tax purposes. This tax treatment may be adversely affected, changed, or repealed by future changes in tax laws at any time, which may affect market perceptions of our Company and the market price of our shares could be negatively affected.

Our Company could be adversely affected by changes in tax laws and/or changes in the interpretation of existing tax laws.
We are subject to various taxing regimes, including federal, state, local and foreign taxes such as income, excise, sales/use, payroll, franchise, property, gross receipts, withholding, and ad valorem taxes. New tax laws and regulations and changes in existing tax laws and regulations or the interpretation thereof are continuously being enacted or proposed and could result in increased expenditures for tax in the future and could have a material adverse effect on our Company’s results of operations, cash flows, and financial condition.
Our property taxes could increase due to reassessment or property tax rate changes.
We are required to pay real property taxes in respect of our properties and such taxes may increase as our properties are reassessed by taxing authorities or as property tax rates change. An increase in the assessed value of our properties or our property tax rates may not be passed along to our customers and could adversely impact our results of operations, cash flows, and financial condition.
Our Company and our subsidiaries are subject to examinations and challenges by taxing authorities.
Periodic examinations or audits by taxing authorities could increase our tax liabilities and result in the imposition of interest and penalties. If challenges arising from such examinations and audits are not resolved in our Company’s favor, they could have a material adverse effect on our Company’s results of operations, cash flows, and financial condition.

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
Atlantic Aviation owns or leases vehicles including fuel trucks and other equipment used to provide service to customers. Routine maintenance is performed on this equipment and a portion is replaced as appropriate to ensure continued safe and efficient operations and the maintenance of service level standards. Management believes the equipment is generally well maintained and adequate for present operations. Atlantic Aviation believes that these assets are a core part of the business and have long useful lives making ownership desirable if conditions permit.
MIC Hawaii
Hawaii Gas owns real property and equipment including its SNG plant on Oahu and the land on which it sits; several LPG storage yards on islands other than Oahu; approximately 1,100 miles of underground piping, of which approximately 900 miles are on Oahu; and a 22-mile transmission pipeline from the SNG plant to Pier 38 in Honolulu. For more information regarding MIC Hawaii’s operations, see “Our Businesses — MIC Hawaii — Fuel Supply, SNG Plant, and Distribution System” in Part I, Item 1.

ITEM 3. LEGAL PROCEEDINGS
There are no legal proceedings pending that we believe will have a material adverse effect on us. We are involved in ordinary course legal, regulatory, administrative, and environmental proceedings that are incidental to our businesses. Typically, expenses associated with these proceedings are covered by insurance.
Shareholder Litigation
On April 23, 2018, a complaint captioned City of Riviera Beach General Employees Retirement System v. Macquarie Infrastructure Corp., et al., Case 1:18-cv-03608 (VSB), was filed in the United States District Court for the Southern District of New York. A substantially identical complaint captioned Daniel Fajardo v. Macquarie Infrastructure Corporation, et al., Case No. 1:18-cv-03744 (VSB) was filed in the same court on April 27, 2018. Both complaints asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder on behalf of a putative class consisting of all purchasers of MIC common stock between February 22, 2016 and February 21, 2018. The named defendants in both cases were the Company and four current or former officers of MIC and one of its subsidiaries, IMTT Holdings LLC. The complaints in both actions allege that the Company and the individual defendants knowingly made material misstatements and omitted material facts in its public disclosures concerning the Company’s and IMTT’s business and the sustainability of the Company’s dividend to stockholders. On January 30, 2019, the Court issued an opinion and order consolidating the two cases, appointing Moab Partners, L.P. (Moab) as Lead Plaintiff and approving Moab’s selection of lead counsel. On February 20, 2019, Moab filed a consolidated class action complaint. In addition to the claims noted above, the consolidated class action complaint also asserts claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 relating to the Company’s November 2016 secondary public offering of common stock. The consolidated amended complaint also adds Macquarie Infrastructure Management (USA) Inc., Barclays Capital Inc., and seven additional current or former officers or directors of MIC as defendants. On April 22, 2019, the Company and the other defendants filed motions to dismiss the consolidated class action complaint in its entirety, with prejudice. Briefing concluded on July 22, 2019. The Company intends to continue to vigorously contest the claims asserted, which the Company believes are entirely meritless.
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
ITEM 4. MINE SAFETY DISCLOSURES
Not applicable.

PART II
ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES
Market Information
Our shares are traded on the NYSE under the symbol “MIC”. As of February 12, 2021, we had 87,396,276 shares issued and outstanding that we believe were held by approximately 250 holders of record.
The following graph compares MIC’s total return to the total return of the MSCI U.S. Utilities Index and to the Russell 1000 Index for the period January 1, 2016 through December 31, 2020. The MSCI U.S. Utilities Index is the benchmark against which MIC’s total return (dividends plus capital appreciation) is measured when determining the generation of a performance fee.

Securities Authorized for Issuance Under Equity Compensation Plans
The table below sets forth information with respect to shares authorized for issuance as of December 31, 2020:

Plan Category	Plan	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights(1) (a)	Weighted- Average Exercise Price of Outstanding Options, Warrants and Rights (b)	Number of Securities Remaining Available for Future Issuance Under Equity Compensation Plans (Excluding Securities Under Column (a)) (c)
Equity compensation plans approved by stockholders	2014 Independent Directors Equity Plan(2)	32,112	$—	195,162
	2016 Omnibus Employee Incentive Plan(3)	111,115	—	1,349,678
Equity compensation plans not approved by stockholders		—	—	—
Total		143,227	$—	1,544,840

(1)Represents the number of shares issuable upon the vesting of director stock units pursuant to our 2014 Independent Directors Equity Plan (2014 Plan) and restricted and performance stock units pursuant to our 2016 Omnibus Employee Incentive Plan (2016 Plan).
(2)The 2014 Plan provides for the grant of director stock units covering up to 300,000 shares of common stock. Only our Company’s independent directors are eligible under the 2014 Plan. Each director stock unit is an unsecured promise to transfer one share of our common stock on the settlement date, subject to satisfaction of the applicable terms and conditions. The units vest on the day prior to the following year’s annual meeting.
(3)The 2016 Plan provides for the grant of equity awards covering up to 1,500,000 shares of common stock. The employees of the operating businesses, consultants, and others who provide service for our Company are eligible under the 2016 Plan. Types of awards include stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, cash-based awards, and other stock-based awards. Equity awards under the 2016 Plan generally vest no earlier than the first anniversary of the date of grant.
Dividend Policy
We intend to provide investors with the benefits of investing in infrastructure and infrastructure-like businesses that we believe will generate growing amounts of cash flow over time as a result of their positive correlation with inflation and provision of basic services to customers. Historically, we have used most of the distributable cash flow to support the payment of quarterly dividends. On April 2, 2020, in response to the effects of COVID-19 on the performance and prospects of our businesses, we suspended our quarterly cash dividend. On December 23, 2020, following the successful completion of the IMTT Transaction, our Board authorized the payment of a special dividend of $11.00 per share in cash comprising the net proceeds from the IMTT Transaction after paying or reserving for capital gains taxes, transaction costs, a Disposition Payment, and the retirement holding company level debt. As a result of the IMTT Transaction, our ability to generate distributable cash flow in the future has been reduced.
Consistent with our strategy, as discussed in "Business" in Part I, Item 1, and focus on preparing our businesses for and completing a sale or sales of our remaining operating businesses, it is likely that the majority of any excess cash flow will be deployed in completion of projects to which we have committed and to the reduction of indebtedness generally. Although our Board regularly reviews our dividend policy, it is unlikely that it will authorize the payment of a regular dividend in 2021 while the sale of the Company or its operating businesses is being actively pursued. Consistent with the outcome of the IMTT Transaction, we expect that the net proceeds from any future sale would also be distributed to stockholders
In determining whether to pay dividends in the future, our Board will take into account such matters as the ability of our businesses to generate Free Cash Flow, our progress with respect to a sale or sales of our operating businesses, the state of the capital markets and general business and economic conditions, the short and long term impacts of, and disruptions in our businesses, and/or in the business or economic environment due to COVID-19, or other non-economic events, the Company’s financial condition, results of operations, indebtedness levels, capital requirements, capital opportunities, and any contractual, legal, and regulatory restrictions on the payment of dividends by the Company to its stockholders or by its subsidiaries to the Company, and any other factors that it deems relevant, subject to maintaining a prudent level of reserves.
Historical Dividend
Since January 1, 2019, MIC has paid or declared the following dividends:

Declared	Period Covered	$ per Share	Record Date	Payable Date
December 23, 2020	(1)	$11.00	January 5, 2021	January 8, 2021
February 14, 2020	Fourth quarter 2019	1.00	March 6, 2020	March 11, 2020
October 29, 2019	Third quarter 2019	1.00	November 11, 2019	November 14, 2019
July 30, 2019	Second quarter 2019	1.00	August 12, 2019	August 15, 2019
April 29, 2019	First quarter 2019	1.00	May 13, 2019	May 16, 2019
February 14, 2019	Fourth quarter 2018	1.00	March 4, 2019	March 7, 2019

(1)Special dividend declared and paid out of the net proceeds from the IMTT Transaction. Shares of MIC traded with “due-bills” attached through January 8, 2021 and traded ex-dividend on January 11, 2021.

Tax Treatment of 2020 Dividends
The Company has determined that 100% of the dividends paid in 2020 were characterized as a dividend for U.S. federal income tax purposes. Future dividends, if any, may be characterized as either dividends or returns of capital depending on the earnings and profits of the Company as determined in accordance with the Internal Revenue Code. Holders of MIC shares are encouraged to seek their own tax advice regarding their investment in MIC.
ITEM 6. SELECTED FINANCIAL DATA
Not applicable.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
The following discussion of the financial condition and results of operations of Macquarie Infrastructure Corporation should be read in conjunction with the consolidated financial statements and the notes to those statements included elsewhere herein.
Results of Operations: Consolidated
Impact of COVID-19
We continue to closely monitor the effects of COVID-19 and are actively managing our response placing a priority on the health and safety of our employees, contractors, their families, customers, and the broader communities in which our businesses operate. Both Atlantic Aviation and the MIC Hawaii businesses are classified as essential services businesses and remain fully operational. The businesses have implemented pandemic response plans and are following guidance from the Centers for Disease Control and Prevention (CDC) as well as federal, state, and local governments with respect to conducting operations safely. To the extent possible, and where permitted by local guidelines, both Atlantic Aviation and our MIC Hawaii businesses are facilitating vaccination of their employees against COVID-19.
In addition to standard operating procedures designed to maintain safe operations, our businesses have implemented additional measures including: (i) a work from home policy for all employees that are able to do so; (ii) enhancing cleaning and disinfecting of facilities; (iii) limiting interactions between employees and customers through social distancing; (iv) mandating the use of personal protective equipment by employees; (v) modifying shift schedules to reduce exposure between shifts; and (vi) educating customers on alternative payment and customer care options as a means of limiting interactions with employees at MIC Hawaii. Both Atlantic Aviation and MIC Hawaii are engaged in ongoing communications with employees, customers, vendors, lenders, and other stakeholders to keep them apprised of their response to the pandemic. Consistent with recommendations of federal, state, and local authorities, our businesses have developed protocols and plans that we believe will allow staff and customers to access their facilities safely and effectively and they are implementing these as local conditions permit.
COVID-19 continues to negatively affect the performance of our remaining operating businesses. Federal, state, and local governments have implemented pandemic response measures including social distancing, quarantines, travel restrictions, prohibitions on public gatherings, and stay-at-home orders that have significantly reduced business-related and international GA flight activity and the demand for fuel and ancillary services provided by Atlantic Aviation and resulted in a significant decline in economic activity and the number of visitors to Hawaii. While GA flight activity recovered significantly in the second half of 2020 from the low levels recorded in late March and April, the financial performance of the business has yet to recover to pre-COVID levels. While the increases in positive cases and infection rates in the fourth quarter appear to have had a limited effect on overall flight activity relative to levels in the third quarter, there can be no certainty that this trend will continue if the severity of the pandemic continues or worsens. The near absence of tourism in Hawaii from April through mid-October significantly reduced gas sales during that period. The reopening of Hawaii to tourism in mid-October has resulted in an increase in demand for gas on the part of resorts and restaurants, although both tourism and gas sales remain well below pre-COVID levels. In general, the travel and tourism industries, and the businesses reliant on them, have been negatively affected by the pandemic.
Continued stability or further increases in GA flight activity that benefits Atlantic Aviation will depend upon the duration of the pandemic, any governmental response including renewed travel restrictions, and the state of the U.S. and global economies, as well as increases in business, international, and event-driven activity all of which are uncertain. Visitor arrivals to Hawaii, the primary driver of increases in demand for gas in Hawaii, improved gradually during the fourth quarter over the third quarter following quarantine exemption for visitors with evidence of a negative COVID-19 test prior to arrival in the islands, however further improvement is uncertain. The approval of multiple COVID-19 vaccines may reduce the duration of the pandemic, however, the availability, distribution, and willingness of the public to accept the vaccines is also uncertain. Further, changes in consumer travel preferences, the availability of commercial flights, and other factors remain unknown.
To ensure that each of Atlantic Aviation and Hawaii Gas are prudently managing their liquidity and mitigating the impact of reduced activity levels, the businesses have implemented cost saving initiatives including hiring freezes, reductions in regular hours and overtime, furloughs, deferral of maintenance and repair work where such deferral will not jeopardize regulatory compliance or safety, and reductions in other general and administrative expenses. We believe these actions will support the liquidity of both businesses and, together with cash generated from operations, will be sufficient to fund their ongoing operations and the growth projects to which they have committed.
To increase our available cash at the onset of the pandemic, we drew on certain of our revolving credit facilities that added to our approximately $300 million of cash on hand in mid-March. We drew $599 million on our holding company revolving credit facility and $275 million on the Atlantic Aviation revolving credit facility in mid-March. The $275 million drawn on the

Results of Operations: Consolidated — (continued)
Atlantic Aviation revolving credit facility was subsequently repaid on April 30, 2020. On May 4, 2020, the Atlantic Aviation revolving credit facility commitments were reduced to $10 million, and further reduced to $1 million by December 31, 2020, solely with respect to letters of credit then outstanding. During the second half of 2020, we fully repaid the drawn balance on our holding company revolving credit facility.
We remain confident in our ability to fund our ongoing operations, meet our financial obligations, and fund the various investments to which our businesses have committed. Our sources of funding include $328 million of cash we had on hand on December 31, 2020 and the cash we expect our operating businesses to generate in 2021. The cash on hand at December 31, 2020 is net of amounts reserved for: (i) the payment of the special dividend of $11.00 per share in January 2021; (ii) the payment of capital gains taxes and transaction costs related to the IMTT Transaction; and (iii) the retirement of holding company debt.
As of December 31, 2020, there had been no material deterioration in accounts receivable at any of our operating businesses. If the economic impact of the pandemic is protracted, collection times and the value of uncollectible accounts could increase.
Results of Operations: 2019 vs. 2018
During the quarter ended September 30, 2020, IMTT was classified as a discontinued operation and eliminated as a reportable segment. All periods reported herein reflect this change. For additional information, see Note 4, “Discontinued Operations and Dispositions”, in our consolidated financial statements in "Financial Statements and Supplementary Data" in Part II, Item 8, of this Form 10-K.
Unless specified below, for a comparison and discussion of our consolidated and operating businesses' results of operations for 2019 compared with 2018, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7, in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the U.S. Securities and Exchange Commission on February 25, 2020.

Results of Operations: Consolidated — (continued)
Our consolidated results of operations for 2020 compared with 2019 are as follows:

	Year Ended December 31,		Change Favorable/(Unfavorable)
	2020	2019	$	%
	($ In Millions, Except Share and Per Share Data) (Unaudited)
Revenue
Service revenue	$667	$969	(302)	(31)
Product revenue	180	243	(63)	(26)
Total revenue	847	1,212	(365)	(30)
Costs and expenses
Cost of services	239	449	210	47
Cost of product sales	112	165	53	32
Selling, general and administrative	350	301	(49)	(16)
Fees to Manager - related party	21	32	11	34
Depreciation and amortization	116	122	6	5
Total operating expenses	838	1,069	231	22
Operating income	9	143	(134)	(94)
Other income (expense)
Interest income	1	6	(5)	(83)
Interest expense(1)	(87)	(106)	19	18
Other expense, net	(2)	(3)	1	33
Net (loss) income from continuing operations before income taxes	(79)	40	(119)	NM
Provision for income taxes	(127)	(15)	(112)	NM
Net (loss) income from continuing operations	(206)	25	(231)	NM
Discontinued Operations
Net (loss) income from discontinued operations before income taxes	(699)	185	(884)	NM
Provision for income taxes	(23)	(57)	34	60
Net (loss) income from discontinued operations	(722)	128	(850)	NM
Net (loss) income	(928)	153	(1,081)	NM

Net (loss) income from continuing operations	(206)	25	(231)	NM
Net (loss) income from continuing operations attributable to MIC	(206)	25	(231)	NM
Net (loss) income from discontinued operations	(722)	128	(850)	NM
Less: net loss attributable to noncontrolling interests	—	(3)	(3)	(100)
Net (loss) income from discontinued operations attributable to MIC	(722)	131	(853)	NM
Net (loss) income attributable to MIC	$(928)	$156	(1,084)	NM
Basic (loss) income per share from continuing operations attributable to MIC	$(2.36)	$0.31	(2.67)	NM
Basic (loss) income per share from discontinued operations attributable to MIC	(8.31)	1.51	(9.82)	NM
Basic (loss) income per share attributable to MIC	$(10.67)	$1.82	(12.49)	NM
Weighted average number of shares outstanding: basic	86,951,642	86,178,212	773,430	1

NM — Not meaningful
(1)Interest expense includes non-cash losses on derivative instruments of $5 million and $8 million in 2020 and 2019, respectively

Results of Operations: Consolidated — (continued)
Revenue
Consolidated revenues decreased in 2020 compared with 2019 primarily as a result of: (i) a decrease in the amount of jet fuel and gas sold by Atlantic Aviation and MIC Hawaii, respectively, due to the impact of COVID-19; and (ii) a lower wholesale cost of jet fuel and gas.
Cost of Services and Product Sales
Consolidated cost of services and cost of product sales decreased in 2020 compared with 2019 primarily as a result of: (i) a decrease in the amount of jet fuel and gas sold by Atlantic Aviation and MIC Hawaii, respectively, due to the impact of COVID-19; (ii) a lower wholesale cost of jet fuel and gas; and (iii) a favorable mark-to-market adjustment of the value of the commodity hedge contracts on Hawaii Gas' balance sheet (see “Results of Operations — MIC Hawaii” below).
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased in 2020 compared with 2019 primarily as a result of expenses incurred in connection with our pursuit of strategic alternatives, principally related to the IMTT Transaction, including a Disposition Payment of $28 million to our Manager (currently in escrow), and a $7 million provision for costs (in excess of insurance recoveries) of remediating certain environmental matters at Atlantic Aviation. The increase in selling, general and administrative expenses was partially offset by a reduction in salaries and benefits and lower professional service fees.
Fees to Manager
Our Manager is entitled to a monthly base management fee based on our market capitalization and potentially a quarterly performance fee based on total stockholder returns relative to a U.S. utilities index. We incurred base management fees of $21 million and $32 million in 2020 and 2019, respectively. The decrease in base management fees is primarily due to the reduction in our average market capitalization and the increase in our average holding company cash balance during 2020. No performance fees were incurred in either of the current or prior comparable periods. The unpaid portion of base management fees and performance fees, if any, at the end of each reporting period is included in the line item Due to Manager-related party in our consolidated balance sheets.
In accordance with the Management Services Agreement, our Manager elected to reinvest any fees to which it was entitled in new primary shares in all of the periods shown below and has currently elected to reinvest future base management fees and performance fees, if any, in new primary shares.

Period	Base Management Fee Amount ($ in Millions)	Performance Fee Amount ($ in Millions)	Shares Issued
2020 Activities:
Fourth quarter 2020	$5	$—	162,791	(1)
Third quarter 2020	5	—	172,976
Second quarter 2020	4	—	146,452
First quarter 2020	7	—	181,617
2019 Activities:
Fourth quarter 2019	$9	$—	208,881
Third quarter 2019	8	—	201,827
Second quarter 2019	7	—	192,103
First quarter 2019	8	—	184,448

(1)Our Manager elected to reinvest all of the monthly base management fees for the quarter ended December 31, 2020 in new primary shares. We issued 162,791 shares for the quarter ended December 31, 2020, including 33,760 shares that were issued in January 2021 for the December 2020 monthly base management fee.
Depreciation and Amortization
The decrease in depreciation and amortization expense in 2020 compared with 2019 primarily reflected the full amortization of certain airport contract rights at Atlantic Aviation, partially offset by assets placed in service.

Results of Operations: Consolidated — (continued)
Interest Expense and Losses on Derivative Instruments
Interest expense includes non-cash losses on derivative instruments of $5 million and $8 million in 2020 and 2019, respectively, and amortization of deferred financing costs and debt discounts. Losses on derivative instruments recorded in interest expense are attributable to the change in fair value of interest rate hedges. Excluding these non-cash adjustments, cash interest expense totaled $69 million and $74 million in 2020 and 2019, respectively.
The decrease in cash interest expense primarily reflects a decrease in the weighted average interest rate of debt facilities, partially offset by higher average debt balances and lower interest income earned during 2020. See discussions of interest expense for each of our operating businesses below.
Other Expense, net
Other expense, net, for 2020 reflects the write-off of projects no longer considered viable, partially offset by $3 million of fee income recognized from a previously owned majority interest in a renewable power development business. Other expense, net, for 2019 includes the write-off of costs associated with projects related to the importation of bulk LNG that were terminated by Hawaii Gas, partially offset by fee income from a third-party developer of renewable power facilities. The relationship with the developer concluded during July 2019.
Discontinued Operations
During the quarter ended September 30, 2020, IMTT was classified as held for sale and its results of operations for current and prior comparable periods were reported as part of discontinued operations. As part of classifying IMTT as held for sale, the Company recognized an impairment of the IMTT disposal group of $750 million, which included a goodwill impairment of $725 million, during the quarter ended September 30, 2020. Upon completion of the IMTT Transaction on December 23, 2020, we recognized a book loss on sale of approximately $25 million.
Discontinued operations in 2019 reflect the operating results of IMTT, the gain on sale of our wind and solar power generating facilities, and the gain on sale of our majority interest in a renewable power development business.
Income Taxes
We file a consolidated federal income tax return that includes the financial results of our remaining operating businesses, Atlantic Aviation and MIC Hawaii, and our discontinued operations, IMTT, through the date of sale. Pursuant to a tax sharing agreement, these businesses pay MIC an amount equal to the federal income tax each would pay on a standalone basis if they were not part of the consolidated group. Excluding the taxable gain resulting from the IMTT Transaction described below, the current federal tax liability for 2020 was $3 million.
In addition, our businesses file income tax returns and may pay taxes in the state and local jurisdictions in which they operate. The current state income tax liability from continuing operations for 2020 was $3 million. In calculating our state income tax liability, we have provided a valuation allowance for certain state income tax NOL carryforwards, the use of which is uncertain.
During the quarter ended September 30, 2020, we increased our deferred tax liability by $158 million as it became probable that IMTT would be sold in a taxable transaction. The increase represented the tax expense on the difference between our book and tax basis in our investment in IMTT. Subsequent to the close of the IMTT Transaction in December 2020, we reclassified the liability to current and reduced the tax to $126 million. The reduction primarily reflected the tax benefit of the Disposition Payment (currently in escrow) and the final determination of the tax basis of our investment in IMTT, which increased due to higher than forecasted taxable income generated prior to completion of the IMTT Transaction, as fewer assets were placed in service for tax purposes resulting in lower bonus tax depreciation during MIC’s ownership period.
In 2019, we incurred $30 million in current federal income tax liability and $9 million in current state income tax liability from discontinued operations primarily from the gain on sale of the renewable businesses during the year.

Results of Operations: Consolidated — (continued)
Earnings Before Interest, Taxes, Depreciation, and Amortization (EBITDA) excluding non-cash items and Free Cash Flow
In addition to our results under U.S. GAAP, we use the non-GAAP measures EBITDA excluding non-cash items and Free Cash Flow to assess the performance and prospects of our businesses.
We measure EBITDA excluding non-cash items as it reflects our businesses’ ability to effectively manage the amount of products sold or services provided, the operating margin earned on those transactions, and the management of operating expenses independent of the capitalization and tax attributes of those businesses.
We believe investors use EBITDA excluding non-cash items primarily as a measure of the operating performance of MIC’s businesses and to make comparisons with the operating performance of other businesses whose depreciation and amortization expense may vary from ours, particularly where acquisitions and other non-operating factors are involved. We define EBITDA excluding non-cash items as net income (loss) or earnings — the most comparable GAAP measure — before interest, taxes, depreciation and amortization, and non-cash items including impairments, unrealized derivative gains and losses, adjustments for other non-cash items, and pension expense reflected in the statements of operations. Other non-cash items excludes the adjustment to bad debt expense related to the specific reserve component, net of recoveries. EBITDA excluding non-cash items also excludes base management fees and performance fees, if any, whether paid in cash or stock.
Our businesses are characteristically owners of high-value, long-lived assets capable of generating substantial Free Cash Flow. We define Free Cash Flow as cash from operating activities — the most comparable GAAP measure — less maintenance capital expenditures and adjusted for changes in working capital.
We use Free Cash Flow as a measure of our ability to fund acquisitions, invest in growth projects, reduce or repay indebtedness, and/or return capital to shareholders. GAAP metrics such as net income (loss) do not provide us with the same level of visibility into our performance and prospects as a result of: (i) the capital intensive nature of our businesses and the generation of non-cash depreciation and amortization; (ii) shares issued to our external Manager under the Management Services Agreement; (iii) our ability to defer all or a portion of current federal income taxes; (iv) non-cash mark-to-market adjustment of the value of derivative instruments; (v) gains (losses) related to the write-off or disposal of assets or liabilities; (vi) non-cash compensation expense incurred in relation to the incentive plans for senior management of our operating businesses; and (vii) pension expenses. Pension expenses primarily consist of interest cost, expected return on plan assets, and amortization of actuarial and performance gains and losses. Any cash contributions to pension plans are reflected as a reduction to Free Cash Flow and are not included in pension expense. We believe that external consumers of our financial statements, including investors and research analysts, use Free Cash Flow to assess the Company's ability to fund acquisitions, invest in growth projects, reduce or repay indebtedness, and/or return capital to shareholders.
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

	Year Ended December 31,		Change Favorable/(Unfavorable)
	2020	2019	$	%
	($ In Millions) (Unaudited)
Net (loss) income from continuing operations	$(206)	$25
Interest expense, net(1)	86	100
Provision for income taxes	127	15
Depreciation and amortization	116	122
Fees to Manager- related party	21	32
Other non-cash expense, net(2)	6	17
EBITDA excluding non-cash items - continuing operations(3)	$150	$311	(161)	(52)

EBITDA excluding non-cash items - continuing operations(3)	$150	$311
Interest expense, net(1)	(86)	(100)
Non-cash interest expense, net(1)	17	26
Provision for current income taxes(4)	(132)	(6)
Changes in working capital(4)(5)	178	(16)
Cash provided by operating activities - continuing operations	127	215
Changes in working capital(4)(5)	(178)	16
Maintenance capital expenditures	(20)	(23)
Free cash flow - continuing operations	$(71)	$208	(279)	(134)

(1)Interest expense, net, includes adjustments to derivative instruments, non-cash amortization of deferred financing fees, and non-cash amortization of debt discount related to the 2.00% Convertible Senior Notes due October 2023.
(2)Other non-cash expense, net, primarily includes pension expense, non-cash mark-to-market adjustment of the value of the commodity hedge contracts, non-cash compensation expense incurred in relation to the incentive plans for senior management of our operating businesses, and non-cash gains (losses) related to the write-off or disposal of assets or liabilities. Pension expense primarily consists of interest cost, expected return on plan assets, and amortization of actuarial and performance gains and losses. Other non-cash expense, net, excludes the adjustment to bad debt expense related to the specific reserve component, net of recoveries, for which this adjustment is reported in working capital in the above table. See “Earnings Before Interest, Taxes, Depreciation, and Amortization (EBITDA) excluding non-cash items and Free Cash Flow” above for further discussions.
(3)Includes transaction costs of $28 million and a Disposition Payment of $28 million to our Manager in connection with the IMTT Transaction in 2020 (currently in escrow).
(4)Includes the current federal income tax liability of $126 million related to the taxable gain on the IMTT Transaction in 2020 expected to be paid in April 2021.
(5)Reflects current federal income taxes paid primarily related to the taxable gain on the sale of the renewable businesses in 2019.

Results of Operations: Atlantic Aviation
At Atlantic Aviation, our focus is on the sale of jet fuel and other services to operators of GA aircraft through our network of 69 FBOs. The financial performance of the business is positively correlated with the number of GA flight movements (take-offs and landings) in the U.S. and the business’ ability to service a portion of the aircraft involved in those operations.
The significant decrease in economic activity beginning in mid-March 2020 as a result of COVID-19, together with the implementation of widespread travel restrictions and other efforts to mitigate the spread of COVID-19, contributed to a substantial reduction in GA flight activity. Based on data reported by the Federal Aviation Administration (FAA), industry-wide domestic GA flight movements decreased by 21% in 2020 compared with 2019. The number of GA flight movements has recovered significantly from the trough in activity in April 2020 at 72% below the prior comparable month, reaching 18% below the prior comparable month in June 2020 and gradually improved through the second half of the year in spite of continued COVID-19 restrictions and preventative measures across the U.S. In December 2020, activity was down 12% compared with the prior comparable month. Over the long-term, the rate of growth in GA flight movements has tended to be positively correlated with the level of economic activity in the U.S.
Based on data reported by the FAA, the total number of GA flight movements at airports on which Atlantic Aviation operates decreased by 18% and 25% during the quarter and year ended December 31, 2020, respectively, versus the prior comparable periods. The decrease in activity at these airports was greater than the decline in overall domestic U.S. flight activity primarily due to Atlantic Aviation's exposure to centers of business and economic activity including New York, Los Angeles, and Chicago. Additionally, an increase in the proportion of shorter, domestic flights, together with a reduction in the size of the average aircraft in use, disproportionately reduced the amount of jet fuel sold relative to flight activity at Atlantic Aviation throughout the year.
In response to the downturn in flight activity that commenced in March of this year, Atlantic Aviation engaged in a thorough review of its operational and capital expenditures to ensure it was prudently managing its liquidity. Staffing levels were reduced to reflect lower levels of demand for services provided. Non-payroll discretionary expenses were cut or deferred, and capital expenditures were reviewed resulting in certain uncommitted or non-essential items being deferred as well. As a result of these efforts, the business has realized savings of approximately $22 million through the year ended December 31, 2020 versus the prior comparable period.
Atlantic Aviation seeks to extend FBO leases prior to their maturity to maintain visibility into the cash generating capacity of these assets over the long-term. Based on EBITDA excluding non-cash items for the prior calendar year adjusted for the impact of acquisitions, dispositions, and lease extensions, the weighted average remaining life of the leases in the Atlantic Aviation portfolio was 22.0 years and 19.0 years on December 31, 2020 and 2019, respectively. A portion of the increase in the weighted average remaining lease life reflects potentially temporary changes in the contribution to EBITDA excluding non-cash items from a number of FBOs due to COVID-19. Based on the contribution of each FBO to Atlantic Aviation’s results in 2019, the EBITDA weighted remaining lease life in 2020 would have been 20.1 years.

Results of Operations: Atlantic Aviation — (continued)

	Year Ended December 31,		Change Favorable/(Unfavorable)
	2020	2019
	$	$	$	%
	($ In Millions) (Unaudited)
Service revenue	667	972	(305)	(31)
Cost of services (exclusive of depreciation and amortization shown separately below)	239	449	210	47
Gross margin	428	523	(95)	(18)
Selling, general and administrative expenses	235	249	14	6
Depreciation and amortization	99	106	7	7
Operating income	94	168	(74)	(44)
Interest expense, net(1)	(55)	(74)	19	26
Other expense, net	—	(1)	1	100
Provision for income taxes	(11)	(24)	13	54
Net income	28	69	(41)	(59)
Reconciliation of net income to EBITDA excluding non-cash items and a reconciliation of cash provided by operating activities to Free Cash Flow:
Net income	28	69
Interest expense, net(1)	55	74
Provision for income taxes	11	24
Depreciation and amortization	99	106
Other non-cash expense, net(2)	2	3
EBITDA excluding non-cash items	195	276	(81)	(29)
EBITDA excluding non-cash items	195	276
Interest expense, net(1)	(55)	(74)
Non-cash interest expense, net(1)	10	16
Provision for current income taxes	(5)	(22)
Changes in working capital	27	13
Cash provided by operating activities	172	209
Changes in working capital	(27)	(13)
Maintenance capital expenditures	(13)	(16)
Free cash flow	132	180	(48)	(27)

(1)Interest expense, net, includes non-cash adjustments to derivative instruments and non-cash amortization of deferred financing fees.
(2)Other non-cash expense, net, includes primarily non-cash compensation expense incurred in relation to incentive plans and non-cash gains (losses) related to the write-off or disposal of assets or liabilities. Other non-cash expense, net, excludes the adjustment to bad debt expense related to the specific reserve component, net of recoveries, for which this adjustment is reported in working capital in the above table. See “Earnings Before Interest, Taxes, Depreciation, and Amortization (EBITDA) excluding non-cash items and Free Cash Flow” above for further discussion.
Atlantic Aviation generates most of its revenue from sales of jet fuel at facilities located on the 69 U.S. airports on which the business operates. Increases and decreases in the cost of jet fuel are generally passed through to customers. Atlantic Aviation seeks to maintain and, where appropriate, increase dollar-based margins on jet fuel sales.
Accordingly, reported revenue will fluctuate based on the cost of jet fuel to Atlantic Aviation and may not reflect the business’ ability to effectively manage the amount of jet fuel sold and the margin achieved on those sales. For example, an increase in revenue may be attributable to an increase in the cost of jet fuel and not an increase in the amount of jet fuel sold or

Results of Operations: Atlantic Aviation — (continued)
margin per gallon. Conversely, a decline in revenue may be attributable to a decrease in the cost of jet fuel and not a reduction in the amount of jet fuel sold or margin per gallon.
Gross margin, which we define as revenue less cost of services, excluding depreciation and amortization, is the effective “top line” for Atlantic Aviation as it reflects the business’ ability to drive growth in the amount of products and services sold and the margins earned on those sales over time. We believe that our investors view gross margin as reflective of our ability to manage the amount and price of jet fuel sold, notwithstanding variances in the wholesale cost of fuel through the commodity cycle. Gross margin can be reconciled to operating income — the most comparable GAAP measure — by subtracting selling, general and administrative expenses and depreciation and amortization in the table above.
Revenue and Gross Margin
Revenue decreased for 2020 compared with 2019 due to a reduction in the amount of jet fuel sold, a decrease in ancillary services provided and, to a lesser extent, a reduction in rental revenue. The decrease in rental revenue was attributable to a reduced number of short-term and overnight hangar rentals and aircraft parking, partially offset by the increase in rental revenue from base tenants versus the prior year. The reduced amount of revenue also reflected the lower wholesale cost of jet fuel during 2020 compared with 2019. In general, the decrease in the wholesale cost of jet fuel is typically reflected in a corresponding decrease in cost of services, resulting in no impact to gross margin.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased for 2020 versus 2019, primarily due to lower salaries and benefits, maintenance and repair costs, and credit card fees. The decrease in selling, general and administrative expenses for 2020 was partially offset by a $7 million provision for costs (in excess of insurance recoveries) of remediating certain environmental matters. Excluding this provision, selling, general and administrative expenses would have been approximately $22 million lower for 2020 compared with 2019.
Depreciation and Amortization
Depreciation and amortization decreased for 2020 compared with 2019 primarily due to the full amortization of certain airport contract rights, partially offset by assets placed in service.
Operating Income
Operating income decreased for 2020 compared with 2019 due to the decrease in gross margin, partially offset by the decrease in selling, general and administrative expenses and depreciation and amortization.
Interest Expense, Net
Interest expense, net, includes non-cash losses on derivative instruments of $4 million for 2020 compared with non-cash losses of $7 million for 2019, respectively, and amortization of deferred financing costs. Excluding these non-cash adjustments, cash interest expense totaled $45 million and $58 million in 2020 and 2019, respectively. The decrease in cash interest expense primarily reflects a lower weighted average interest rate.
Income Taxes
The taxable income generated by Atlantic Aviation is reported on our consolidated federal income tax return. The business files standalone state income tax returns in most of the states in which it operates. The tax expense in the table above includes both state income taxes and the portion of the consolidated federal income tax liability attributable to the business. The Provision for Current Income Taxes of $5 million for 2020 in the above table includes $3 million of state income tax expense and $2 million of federal income tax expense.
Atlantic Aviation has state NOL carryforwards that are specific to the state in which they were generated. The utilization of NOL carryforwards may reduce or eliminate state taxable income in the future.
Maintenance Capital Expenditures
Atlantic Aviation incurred maintenance capital expenditures of $13 million and $15 million on an accrual basis and cash basis, respectively, in 2020 compared with $16 million and $12 million on an accrual basis and cash basis, respectively, for 2019.

Results of Operations: MIC Hawaii
MIC Hawaii comprises Hawaii Gas and several smaller businesses collectively engaged in efforts to reduce the cost and improve the reliability and sustainability of energy in Hawaii. The businesses of MIC Hawaii generate revenue primarily from the provision of gas to commercial, residential, and governmental customers and the generation of power.
The financial performance of MIC Hawaii is a function of the number of customers served, their consumption of energy and the prices achieved on sales by each of Hawaii Gas’s utility and non-utility operations and under power purchase agreements. The amount of gas consumed is correlated with general economic activity over the long term with tourism being a key component. Consumption trends and rates are a function of, among other factors, energy efficiency, weather, the range of competitive energy sources, and MIC Hawaii’s input commodity costs. Hawaii Gas enters into commodity hedge contracts to hedge against financial risks of commodity price fluctuations of its LPG purchases.
The financial performance of MIC Hawaii was significantly affected by a reduction in the demand for gas resulting from the 81% and 74% decline in the number of tourists visiting Hawaii during the quarter and year ended December 31, 2020, respectively, versus the prior comparable periods. A corresponding decline in hotel occupancy, meals prepared in restaurants, and commercial laundry services resulted in an overall reduction in gas consumption of 27% and 26% during the quarter and year ended December 31, 2020, respectively, versus the prior comparable periods.
Hawaii Gas is in regular communication with key counterparties including its supplier of naphtha feedstock for its utility operations and its LPG supplier. The business’ current naphtha feedstock agreement expired at the end of 2020 and a new naphtha feedstock agreement was negotiated and approved on an interim basis by the HPUC in December 2020. Hawaii Gas is also closely tracking and conservatively managing LPG inventories to reduce its exposure to potential supply chain disruptions. To date, there have been no disruptions in supply or supply logistics.

Results of Operations: MIC Hawaii — (continued)

	Year Ended December 31,		Change Favorable/(Unfavorable)
	2020	2019
	$	$	$	%
	($ In Millions) (Unaudited)
Product revenue	180	243	(63)	(26)
Cost of product sales (exclusive of depreciation and amortization shown separately below)	112	165	53	32
Gross margin	68	78	(10)	(13)
Selling, general and administrative expenses	24	24	—	—
Depreciation and amortization	16	16	—	—
Operating income	28	38	(10)	(26)
Interest expense, net(1)	(8)	(10)	2	20
Other expense, net	(2)	(6)	4	67
Provision for income taxes	(6)	(9)	3	33
Net income	12	13	(1)	(8)
Reconciliation of net income to EBITDA excluding non-cash items and a reconciliation of cash provided by operating activities to Free Cash Flow:
Net income	12	13
Interest expense, net(1)	8	10
Provision for income taxes	6	9
Depreciation and amortization	16	16
Other non-cash (income) expense, net(2)	(1)	12
EBITDA excluding non-cash items	41	60	(19)	(32)
EBITDA excluding non-cash items	41	60
Interest expense, net(1)	(8)	(10)
Non-cash interest expense, net(1)	1	2
Provision for current income taxes	(3)	(4)
Changes in working capital	—	8
Cash provided by operating activities	31	56
Changes in working capital	—	(8)
Maintenance capital expenditures	(7)	(7)
Free cash flow	24	41	(17)	(41)

(1)Interest expense, net, includes non-cash adjustments to derivative instruments related to interest rate swaps and non-cash amortization of deferred financing fees.
(2)Other non-cash (income) expense, net, includes primarily non-cash mark-to-market adjustment of the value of the commodity hedge contracts, pension expense, non-cash compensation expense incurred in relation to incentive plans, and non-cash gains (losses) related to the write-off or disposal of assets or liabilities. Pension expense consists primarily of interest cost, expected return on plan assets, and amortization of actuarial and performance gains and losses. Other non-cash (income) expense, net, excludes the adjustment to bad debt expense related to the specific reserve component, net of recoveries, for which this adjustment is reported in working capital in the above table. See “Earnings Before Interest, Taxes, Depreciation, and Amortization (EBITDA) excluding non-cash items and Free Cash Flow” above for further discussion.

Results of Operations: MIC Hawaii — (continued)
Hawaii Gas generates most of its revenue from the sale of gas. Accordingly, revenue can fluctuate based on the wholesale cost of gas and/or feedstock to Hawaii Gas and may not reflect the business’ ability to effectively manage the amount of gas sold and the margins achieved on those sales. For example, an increase in revenue may be attributable to an increase in the wholesale cost of gas passed through to Hawaii Gas’ customers and not an increase in the amount of gas sold or margin achieved. Conversely, a decline in revenue may be attributable to a decrease in the wholesale cost of gas passed through to Hawaii Gas’ customers and not a reduction in the amount of gas sold or margin achieved.
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
Revenue and Gross Margin
Revenue declined in 2020 compared with 2019 primarily as a result of a decrease in the amount of gas sold by Hawaii Gas and lower SNG feedstock prices passed through to ratepayers. The decrease in the amount of gas sold reflects a decrease in consumption of gas, mainly by commercial and industrial customers, due to reductions in tourism and commercial activity associated with COVID-19.
Gross margin decreased to $68 million in 2020 from $78 million in 2019 as a result of the decrease in the amount of gas sold. The 2020 results also includes realized losses of $6 million on commodity hedge contracts resulting from the decrease in the wholesale market price of LPG. The decrease in gross margin was partially offset by favorable changes in the mark-to-market adjustment of the value of the commodity hedge contracts on MIC Hawaii's balance sheet. The business recorded favorable adjustments of $7 million in the mark-to-market adjustment of the value of the commodity hedge contracts for 2020 compared with unfavorable adjustments of $4 million for 2019. The change in the mark-to-market adjustment of the value of the commodity hedge contracts during 2020 reflects a favorable movement in the forecast wholesale prices of LPG relative to the hedged price.
Selling, General and Administrative Expenses
Selling, general and administrative expenses remained flat for 2020 compared with 2019 reflecting an expected increase in insurance costs, partially offset by a decrease in salaries and benefits and advertising expense.
Operating Income
Operating income decreased for 2020 compared with 2019 primarily due to the decrease in gross margin.
Interest Expense, Net
Interest expense, net, includes non-cash losses on derivative instruments of $1 million in both 2020 and 2019 and amortization of deferred financing costs. Excluding these non-cash adjustments, cash interest expense totaled $7 million and $8 million in 2020 and 2019, respectively. The decrease in cash interest expense primarily reflects a lower weighted average interest rate.
Other Expenses, Net
Other expense, net, in 2020 primarily includes write-offs of fixed assets no longer considered viable, partially offset by previously unclaimed Hawaiian general excise tax credits. Other expense, net, in 2019 reflects the write-off of costs associated with projects related to the importation of bulk LNG that were terminated by Hawaii Gas.
Income Taxes
The taxable income generated by the MIC Hawaii businesses is reported on our consolidated federal income tax return. The businesses file standalone state income tax returns in Hawaii. The tax expense in the table above includes both the state income tax and the portion of the consolidated federal income tax liability attributable to the businesses. The Provision for Current Income Taxes of $3 million for 2020 in the above table is primarily attributable to federal income tax expense.
Maintenance Capital Expenditures
Maintenance capital expenditures totaled $7 million in each of 2020 and 2019, on both on an accrual and cash basis.

Results of Operations: Corporate and Other
Our Corporate and Other segment comprises primarily results from MIC Corporate in New York City, our shared services center in Plano, Texas, and from our relationship with a developer of renewable power facilities (formerly reported in Contracted Power). The relationship with the developer was concluded during July 2019.

	Year Ended December 31,		Change Favorable/(Unfavorable)
	2020	2019
	$	$	$	%
	($ In Millions) (Unaudited)
Selling, general and administrative expenses	91	31	(60)	(194)
Fees to Manager-related party	21	32	11	34
Depreciation and amortization	1	—	(1)	NM
Operating loss	(113)	(63)	(50)	(79)
Interest expense, net(1)	(23)	(16)	(7)	(44)
Other income, net	—	4	(4)	(100)
(Provision) benefit for income taxes	(110)	18	(128)	NM
Net loss	(246)	(57)	(189)	NM
Reconciliation of net loss to EBITDA excluding non-cash items and a reconciliation of cash used in operating activities to Free Cash Flow:
Net loss	(246)	(57)
Interest expense, net(1)	23	16
Provision (benefit) for income taxes	110	(18)
Fees to Manager-related party	21	32
Depreciation and amortization	1	—
Other non-cash expense, net(2)	5	2
EBITDA excluding non-cash items(3)	(86)	(25)	(61)	NM
EBITDA excluding non-cash items(3)	(86)	(25)
Interest expense, net(1)	(23)	(16)
Non-cash interest expense, net(1)	6	8
(Provision) benefit for current income taxes(4)	(124)	20
Changes in working capital(4)(5)	151	(37)
Cash used in operating activities	(76)	(50)
Changes in working capital(4)(5)	(151)	37
Free cash flow	(227)	(13)	(214)	NM

NM — Not meaningful
(1)Interest expense, net, includes non-cash amortization of deferred financing fees and non-cash amortization of debt discount related to the 2.00% Convertible Senior Notes due October 2023.
(2)Other non-cash expense, net, includes primarily non-cash adjustments related to non-cash compensation expense incurred in relation to incentive plans and non-cash gains (losses) related to the write-off or disposal of assets or liabilities. See “Earnings Before Interest, Taxes, Depreciation, and Amortization (EBITDA) excluding non-cash items and Free Cash Flow” above for further discussion.
(3)Includes transaction costs of $28 million and a Disposition Payment of $28 million to our Manager in connection with the IMTT Transaction in 2020 (currently in escrow).
(4)Includes the current federal income tax liability of $126 million related to the taxable gain on the IMTT Transaction in 2020 expected to be paid in April 2021.

Results of Operations: Corporate and Other — (continued)
(5)Reflects current federal income taxes paid primarily related to the taxable gain on the sale of the renewable businesses in 2019.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased in 2020 compared with 2019 primarily due to expenses incurred in connection with our pursuit of strategic alternatives, principally related to the IMTT Transaction, including a Disposition Payment of $28 million to our Manager (currently in escrow), partially offset by reduction in professional service fees.
Fees to Manager
Fees to Manager for 2020 and 2019 was comprised of base management fees of $21 million and $32 million, respectively. The decrease in base management fees is primarily due to the reduction in our average market capitalization and the increase in our average holding company cash balance during 2020. No performance fees were incurred in either of the current or prior comparable periods.
Interest Expense, net
Interest expense, net, includes non-cash amortization of deferred financing costs and debt discounts. Excluding these non-cash adjustments, cash interest expense, net, totaled $17 million and $8 million in 2020 and 2019, respectively. The increase in cash interest expense reflects primarily higher average debt balances and lower interest income earned during 2020, partially offset by lower weighted average interest rates.
Other Income, net
Other income, net, for 2020 reflects $3 million of fee income recognized from a previously owned renewable power development business, partially offset by a $3 million write-off of projects no longer considered viable. Other income, net, for 2019 includes fee income from a third-party developer of renewable power facilities. The relationship with the developer concluded during July 2019.
Income Taxes
The Provision for Current Income Taxes of $124 million for 2020 in the above table primarily reflects $126 million of current federal income tax liability related to the taxable gain on the IMTT Transaction, partially offset by the current federal income tax expense recorded by Atlantic Aviation and MIC Hawaii offset in consolidation with losses generated by Corporate and Other.

Liquidity and Capital Resources
General
Cash requirements of our remaining operating businesses include primarily normal operating expenses, debt service, debt principal payments, payments of dividends to our holding company, and capital expenditures. Their source of cash has been primarily operating activities although we have drawn on and may in the future draw on credit facilities, have issued and may in the future issue new equity or debt, and have sold and may in the future sell assets to generate cash.
We may from time to time seek to purchase or retire our outstanding debt in open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, could be material and will depend on market conditions, our liquidity needs, and other factors.
Response to COVID-19
On March 17, 2020, we drew a total of $874 million on two revolving credit facilities. We drew $599 million on our $600 million holding company level revolving credit facility and drew $275 million on the $350 million revolving credit facility at Atlantic Aviation. The proceeds were additive to our approximately $300 million of cash on hand in mid-March 2020. The drawdowns were deemed prudent to preserve financial flexibility in light of the disruption and uncertainty surrounding the impact of COVID-19 on our businesses. In addition to drawing on our revolving credit facilities, we determined to improve our liquidity and financial flexibility by suspending our quarterly dividend.
The $275 million drawn on the Atlantic Aviation revolving credit facility was subsequently repaid on April 30, 2020. On May 4, 2020, the Atlantic Aviation revolving credit facility commitments were reduced to $10 million, and further to $1 million by December 31, 2020, solely with respect to letters of credit then outstanding. During the second half of 2020, we fully repaid the $559 million of the drawn balance on our holding company revolving credit facility.
Net Proceeds from IMTT Transaction
On December 23, 2020, we completed the IMTT Transaction for $2.67 billion, net of closing adjustments, and including assumed debt of approximately $1.11 billion. The net proceeds of $1.55 billion were or are expected to be used to: (i) pay a special dividend of $11.00 per share on January 8, 2021; (ii) settle capital gains taxes expected to be paid by April 2021; (iii) pay transaction costs; (iv) pay a Disposition Payment to our Manager in December 2020 (currently in escrow); and (v) retire holding company level debt. We expect the actual and proposed use of proceeds from the sale of IMTT to provide us with the financial flexibility to move forward with sales processes for Atlantic Aviation and MIC Hawaii in a manner and at a time consistent with maximizing value for stockholders.
Cancellation of Holding Company Revolving Credit Facility
The IMTT Transaction resulted in the termination of commitments under our holding company level revolving credit facility on January 19, 2021, in accordance with the terms of that agreement. All drawings on the revolving credit facility were fully repaid as of December 31, 2020.
Ongoing Operations
We currently expect to fund our operations, service and/or repay our debt, make required tax payments, fund essential maintenance capital expenditures, and deploy growth capital during 2021 using cash generated from the operations of our remaining operating businesses and our $328 million of cash on hand on December 31, 2020, excluding the use or expected use of the net proceeds received from the IMTT Transaction described above.
On December 31 2020, the consolidated debt outstanding at our remaining operating businesses and at our holding company totaled $1,602 million (excluding adjustments for unamortized debt discounts). As discussed above, our consolidated cash balance at our remaining operating businesses totaled $328 million and an undrawn revolving credit facility at MIC Hawaii of $60 million. The ratio of net debt/EBITDA for our remaining operating businesses was 4.0x on December 31, 2020.

Liquidity and Capital Resources — (continued)
The following table shows MIC’s debt obligations from continuing operations on February 12, 2021 ($ in millions):

Business	Debt	Weighted Average Remaining Life (in years)	Balance Outstanding	Weighted Average Rate(1)
MIC Corporate	Convertible Senior Notes	2.6	$403	2.00%
Atlantic Aviation	Term Loan(2)	4.8	1,005	4.21%
MIC Hawaii(3)	Term Loan(2)	2.5	94	1.87%
	Senior Notes	1.5	100	4.22%
Total		3.9	$1,602	3.52%

(1)Reflects annualized interest rate on all facilities including interest rate hedges.
(2)The weighted average remaining life does not reflect the scheduled amortization on these facilities.
(3)MIC Hawaii also has a $60 million revolving credit facility that was undrawn. The revolving credit facility floats at LIBOR plus 1.25% and matures in February 2023.
We generally capitalize our businesses in part using floating rate debt with medium-term maturities of between four and seven years. We also use longer dated private placement debt and other forms of capital including bond or hybrid debt instruments to capitalize our businesses. In general, the debt facilities of our businesses are non-recourse to the holding company and there are no cross-collateralization or cross-guarantee provisions in these facilities.
COMMITMENTS AND CONTINGENCIES
The following table summarizes our future obligations for continuing operations, by period due, as of December 31, 2020, under our various contractual obligations and commitments. We had no other off-balance sheet arrangement at that date or currently.

	Payments Due by Period
	Total	Less than One Year	1 – 3 Years	3 – 5 Years	More than 5 Years
	($ In Millions)
Long-term debt(1)	$1,602	$11	$605	$977	$9
Interest obligations(2)	238	54	99	85	—
Operating lease obligations(3)	747	44	84	81	538
Pension and post-retirement benefit obligations(4)	32	3	6	6	17
Purchase commitments	133	37	64	32	—
Service commitments	4	3	1	—	—
Capital expenditure commitments	40	37	3	—	—
Total contractual cash obligations(5)(6)	$2,796	$189	$862	$1,181	$564

(1)The long-term debt represents the consolidated principal obligations to various lenders. The primary debt facilities are subject to certain covenants, the violation of which could result in acceleration of the maturity dates. For a description of the material terms of MIC and its businesses, see Note 9, “Long-Term Debt”, in our consolidated financial statements in “Financial Statements and Supplementary Data” in Part II, Item 8, of this Form 10-K.
(2)The variable rate portion on the interest obligation on long-term debt was calculated using three-months LIBOR forward spot rate on December 31, 2020.
(3)This represents the minimum annual rentals required to be paid under non-cancellable operating leases with terms in excess of one year. In 2019, we adopted ASU No. 2016-2, Leases, which requires lessees to recognize a right-of-use asset and lease liability on the balance sheet. See Note 5, "Leases", in our consolidated financial statements in “Financial Statements and Supplementary Data” in Part II, Item 8, of this Form 10-K for further discussions.
(4)The pension and post-retirement benefit obligation is forecasted payments, by actuaries, for the next ten years.
(5)The above table does not reflect certain long-term obligations for which we are unable to estimate the period in which the obligation will be incurred.

Liquidity and Capital Resources — (continued)
(6)The above table does not reflect certain expenses that we may incur dependent on the outcome of our pursuit of strategic alternatives. These include payments to our Manager calculated in accordance with the Disposition Agreement, fees to financial advisors and other professional services providers, and transaction related payments to certain employees of our operating businesses.
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
Our sources of cash to meet these obligations may include:
•cash generated from our operations (see “Operating Activities” in “Liquidity and Capital Resources”);
•refinancing of our current credit facilities on or before maturity (noting that it may be more difficult and/or costly to obtain financing while global markets continue to be disrupted by COVID-19 (see “Financing Activities” in “Liquidity and Capital Resources”);
•any undrawn credit facilities (see “Financing Activities” in “Liquidity and Capital Resources”); and
•proceeds from the sale of all or part of any of our businesses (see “Investing Activities” in “Liquidity and Capital Resources”).
ANALYSIS OF CONSOLIDATED HISTORICAL CASH FLOWS FROM CONTINUING OPERATIONS
The following section discusses our sources and uses of cash on a consolidated basis from continuing operations. All intercompany activities such as corporate allocations, capital contributions to our businesses, and distributions from our businesses have been excluded from the tables as these transactions are eliminated on consolidation.

	Year Ended December 31,		Change Favorable/(Unfavorable)
	2020	2019
($ In Millions)	$	$	$	%
Cash provided by operating activities	127	215	(88)	(41)
Cash used in investing activities	(71)	(69)	(2)	(3)
Cash used in financing activities	(99)	(706)	607	86

Historical Cash Flows: 2019 vs. 2018
During the quarter ended September 30, 2020, IMTT was classified as a discontinued operation and eliminated as a reportable segment. All periods reported herein reflect this change. For additional information, see Note 4, “Discontinued Operations and Dispositions”, in our consolidated financial statements in "Financial Statements and Supplementary Data" in Part II, Item 8, of this Form 10-K.
For a comparison and discussion of our consolidated liquidity and capital resources and our cash flow activities for 2019 compared with 2018, see "Management’s Discussion and Analysis of Financial Condition and Results of Operations" in Part II, Item 7, in our Annual Report on Form 10-K for the year ended December 31, 2019, which was filed with the U.S. Securities and Exchange Commission on February 25, 2020.
Operating Activities from Continuing Operations
Cash provided by (used in) operating activities is generally comprised of EBITDA excluding non-cash items (as defined by us), less cash interest, cash taxes, and pension payments, and changes in working capital. See “Management's Discussion and Analysis of Financial Condition and Results of Operations - Results of Operations” for discussions around the components of EBITDA excluding non-cash items on a consolidated basis from continuing operations and for each of our operating businesses and Corporate and Other above.

Liquidity and Capital Resources — (continued)
The decrease in consolidated cash provided by operating activities in 2020 compared with 2019 was primarily due to:
•a decrease in EBITDA excluding non-cash items, which reflects the impact of COVID-19 to our remaining operating businesses, as well as the Disposition Payment (currently in escrow) and transaction costs primarily related to the IMTT Transaction; partially offset by
•federal income tax liability recorded and paid in 2019 in relation to a gain on sale of our renewable power generation business (current tax expense was recorded in discontinued operations);
•an increase in the change in accounts receivable resulting from a decline in sales activity and lower retail prices on jet fuel;
•a provision recorded for remediating certain environmental matters at Atlantic Aviation; and
•decrease in cash interest expense.
We believe our operating activities overall provide a source of sustainable and stable cash flows over the long-term with the opportunity for future growth as a result of:
•consistent customer demand driven by the basic nature of the services provided;
•our strong competitive position due to factors including:
◦high initial development and construction costs;
◦difficulty in obtaining suitable land on which to operate;
◦concessions, leases, or customer contracts;
◦required government approvals, which may be difficult or time-consuming to obtain;
◦lack of immediate cost-effective alternatives for the services provided; and
•product/service pricing that we expect will keep pace with cost increases as a result of:
◦consistent demand;
◦limited alternatives;
◦contractual terms; and
◦regulatory rate setting.
Investing Activities from Continuing Operations
Cash provided by investing activities include proceeds from divestitures of businesses and disposal of fixed assets. Cash used in investing activities include acquisitions of businesses in new and existing segments and capital expenditures.
The increase in cash used in investing activities in 2020 compared with 2019 is primarily attributable to the absence of cash proceeds received from the repayment of a loan from a third-party renewable developer during 2019 and an acquisition of an FBO during 2020 at an airport on which Atlantic Aviation already operated. This increase in cash used in investing activities is partially offset by the decrease in capital expenditures.
Capital Deployment (includes both continuing and discontinued operations)
Capital deployment includes growth capital expenditures and “bolt-on” acquisitions, the majority of which are expected to generate incremental earnings. In 2020 and 2019, growth capital deployed totaled $197 million and $211 million, respectively, of which $148 million and $147 million, respectively, were recorded in discontinued operations. We continuously evaluate opportunities to prudently deploy capital in bolt-on acquisitions and growth projects across our existing businesses.
Financing Activities from Continuing Operations
Cash provided by financing activities includes new equity and debt issuance primarily to fund acquisitions and capital expenditures. Cash used in financing activities includes dividends paid to our stockholders and the repayment of debt principal balances.
The decrease in cash used in financing activities in 2020 compared with 2019 was primarily due to the decrease in net repayment on debt facilities and a decrease in dividends paid.

Liquidity and Capital Resources — (continued)
Atlantic Aviation
On December 31, 2020, Atlantic Aviation had $1,005 million of its senior secured first lien term loan facility outstanding. During 2020, Atlantic Aviation drew down $275 million on its $350 million senior secured first lien revolving credit facility, which was subsequently fully repaid on April 30, 2020. On May 4, 2020, the revolving credit facility commitments were reduced to $10 million, and further reduced to $1 million by December 31, 2020, solely with respect to letters of credit then outstanding. Cash interest expense totaled $45 million and $58 million in 2020 and 2019, respectively.
MIC Hawaii
On December 31, 2020, MIC Hawaii had total debt outstanding of $194 million consisting of a $100 million of senior secured note borrowings and $94 million of term loans. MIC Hawaii also had a $60 million revolving credit facility that was undrawn on December 31, 2020. Cash interest expense totaled $7 million and $8 million in 2020 and 2019, respectively. On December 31, 2020, MIC Hawaii was in compliance with its financial covenants.
MIC Corporate
On December 31, 2020, MIC had $403 million of 2.00% Convertible Senior Notes due October 2023 outstanding. During 2020, MIC Corporate drew down and fully repaid $599 million on its revolving credit facility. Cash interest expense totaled $17 million and $8 million in 2020 and 2019, respectively.
For a description of the material terms of MIC and its businesses' debt facilities, see Note 9, “Long-Term Debt”, in our consolidated financial statements in "Financial Statements and Supplementary Data" in Part II, Item 8, of this Form 10-K.

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
Goodwill, Intangible Assets and Property, Plant and Equipment
Significant assets acquired in connection with our acquisition of businesses include contractual arrangements, customer relationships, non-compete agreements, trademarks, property and equipment, and goodwill.
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
IMTT, Atlantic Aviation, and the MIC Hawaii businesses are separate reporting units for purposes of this analysis. The impairment test for trademarks, which are not amortized, requires the determination of the fair value of such assets. If the fair value of the trademarks is less than their carrying value, an impairment loss is recognized in an amount equal to the difference. We cannot predict the occurrence of certain future events that might adversely affect the reported value of goodwill and/or intangible assets. Such events include, but are not limited to, strategic decisions made in response to economic and competitive conditions, the impact of the economic environment on our customer base, or a material negative change in relationship with significant customers.

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
We performed an interim impairment analysis based on our financial results through September 30, 2020. We used both the market and income approaches, weighting them based on their applicability to the segment. The income approach used forecasted cash flows reflecting the impact of COVID-19 to our remaining operating businesses and the expected recovery therefrom in the short to medium term. The analysis concluded that fair value of our remaining operating businesses exceeded their carrying value and no impairment was recorded. On December 31, 2020, there were no new triggering events that indicated impairment.
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
Property, Plant and Equipment and Intangible Assets
Property and equipment is initially stated at cost. Depreciation of property and equipment is computed using the straight-line method over the estimated useful lives of the property and equipment after consideration of historical results and anticipated results based on our current plans. Our estimated useful lives represent the period the asset remains in service assuming normal routine maintenance. We review the estimated useful lives assigned to property and equipment when our business experience suggests that they do not properly reflect the consumption of economic benefits embodied in the property and equipment nor result in the appropriate matching of cost against revenue. Factors that lead to such a conclusion may include physical observation of asset usage, examination of realized gains and losses on asset disposals, and consideration of market trends such as technological obsolescence or change in market demand.
Significant intangibles, including contractual arrangements, customer relationships, non-compete agreements, and technology are amortized using the straight-line method over the estimated useful lives of the intangible asset after consideration of historical results and anticipated results based on our current plans. With respect to contractual arrangements at Atlantic Aviation, the useful lives will generally match the remaining lease terms plus extensions under the business’ control.
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
We test for goodwill and indefinite-lived intangible assets annually as of October 1st or when there is an indicator of impairment. See Note 7, “Property, Equipment, Land, and Leasehold Improvements”, and Note 8, “Intangible Assets and Goodwill”, in our consolidated financial statements in “Financial Statements and Supplementary Data” in Part II, Item 8, of this Form 10-K for financial information and further discussions.

Accounting Policies, Accounting Changes, and Future Application of Accounting Standards
See Note 2, “Summary of Significant Accounting Policies”, in our consolidated financial statements in “Financial Statements and Supplementary Data” in Part II, Item 8, of this Form 10-K for financial information and further discussions, for a summary of the Company’s significant accounting policies, including a discussion of recently adopted and issued accounting pronouncements.
ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK
The discussion that follows describes our exposure to market risks and the use of derivatives to address those risks. See Note 10, “Derivative Instruments and Hedging Activities”, in Part II, Item 8, of this Form 10-K for further discussions.
Interest Rate Risk
We are exposed to interest rate risk in relation to the borrowings of our businesses. We generally enter into derivative financial instruments to fix variable-rate interest payments covering a portion of the interest rate risk associated with the borrowings of our businesses, subject to the requirements of our lenders. As of December 31, 2020, our continuing businesses (including the holding company) had $1,602 million of current and long-term debt outstanding, of which $414 million was economically hedged with interest rate contracts, $503 million was fixed rate debt, and $685 million was unhedged.
Changes in interest rates impact our interest expense on both the hedged and unhedged portion of our debt. Interest expense on the unhedged portion of our debt changes with the variation in interest rates applied to the outstanding balance of the debt. This has a corresponding impact on the amount of cash interest we pay and our effective cash interest rate. Interest expense on the hedged portion of our debt changes by the variation in the fair value of the underlying interest rate contracts. This has no impact on the amount of cash interest we pay or our effective cash interest rate.
Atlantic Aviation
On December 31, 2020, Atlantic Aviation had $1,005 million of term loan debt outstanding. The interest on that debt floats at LIBOR plus 3.75%. A 10% decrease or increase in interest rates would result in an insignificant change to interest expense annually.
The business has an interest rate cap agreement with a notional value of $400 million and a strike price of 1.00% in place through September 2021 that hedges a portion of the term loan debt prior to the maturity of the cap. A 10% decrease or increase in interest rates would result in an insignificant change in the fair market value of the interest rate cap.
MIC Hawaii
On December 31, 2020, MIC Hawaii had $94 million of term loan debt outstanding, of which $80 million and $14 million was backing Hawaii Gas and MIC Hawaii's solar power generation facilities, respectively. The interest rate on Hawaii Gas' $80 million term loan facility floats at LIBOR plus 1.50%. A 10% decrease or increase in interest rates would result in an insignificant change to interest expense annually.
The interest rate on MIC Hawaii's solar power generation facilities' $14 million term loan facility floats at LIBOR plus 2.00% and is fixed at 3.38% using an interest rate swap contract through June 2026. A 10% decrease or increase in interest rates would result in an insignificant change in the fair market value of the interest rate swaps.
Commodity Price Risk
The risk associated with fluctuations in the prices that Hawaii Gas pays for LPG is principally a result of market forces reflecting changes in supply and demand for LPG and other energy commodities. Hawaii Gas’ gross margin is sensitive to changes in LPG supply costs and Hawaii Gas may not always be able to pass through product cost increases fully or on a timely basis, particularly when product costs rise rapidly. To reduce the volatility of the business’ LPG market price risk, Hawaii Gas has used and expects to continue to use over-the-counter commodity derivative instruments including price swaps. Hawaii Gas does not use commodity derivative instruments for speculative or trading purposes. Over-the-counter derivative commodity instruments utilized by Hawaii Gas to hedge forecasted purchases of LPG are generally settled at expiration of the contract. The fair value of unsettled commodity price risk sensitive instruments on December 31, 2020 was an asset of approximately $1 million. A 10% increase in the market price of LPG would result in an increase in such fair value of approximately $500,000. A 10% decrease in the market price of LPG would result in a decrease in such fair value of approximately $500,000.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

MACQUARIE INFRASTRUCTURE CORPORATION

Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Macquarie Infrastructure Corporation:

Opinion on the Consolidated Financial Statements

We have audited the accompanying consolidated balance sheets of Macquarie Infrastructure Corporation and subsidiaries (the Company) as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company as of December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the years in the three-year period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated February 17, 2021 expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the consolidated financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the consolidated financial statements and (2) involved our especially challenging, subjective, or complex judgments. The communication of a critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Evaluation of the sufficiency of audit evidence obtained over revenue

As discussed in Note 12 to the consolidated financial statements, and disclosed in the consolidated statements of operations, the Company recorded $847 million of revenue from continuing operations for the year ended December 31, 2020, of which $667 million and $180 million related to service revenue and product revenue, respectively. As discussed in Note 4 to the consolidated financial statements, the Company recorded $488 million of service revenue from discontinued operations.

We identified the evaluation of the sufficiency of audit evidence obtained over revenue as a critical audit matter. A higher degree of auditor judgment was required to determine the revenue streams over which procedures would be performed and to evaluate the nature and extent of audit evidence obtained over each revenue stream due to the multiple revenue streams and the use of multiple processes to record revenue.

The following are the primary procedures we performed to address this critical audit matter. We applied auditor judgment to determine the nature and extent of procedures to be performed over revenue, including the determination of the revenue streams over which those procedures were performed. For each revenue stream where procedures were performed, we evaluated the design and tested the operating effectiveness of certain internal controls over the Company’s process to record revenue. For certain revenue streams, we assessed the recorded revenue by:

•selecting a sample of transactions and comparing the revenue recorded for consistency with underlying documentation.

•comparing recorded revenue to an expectation of revenue developed using volumes and regulatory rates, including evaluating the relevance and reliability of the inputs to the expectation.

•comparing the total cash received during the year to the revenue recorded, including evaluating the relevance and reliability of total cash received.

In addition, we evaluated the sufficiency of audit evidence obtained over revenue by assessing the results of procedures performed, including the appropriateness of the nature and extent of such evidence.

/s/ KPMG LLP

We have served as the Company’s auditor since 2004.

Dallas, Texas
February 17, 2021

MACQUARIE INFRASTRUCTURE CORPORATION
CONSOLIDATED BALANCE SHEETS
($ in Millions, Except Share Data)

	As of December 31,
	2020	2019
ASSETS
Current assets:
Cash and cash equivalents	$1,828	$260
Restricted cash	11	1
Accounts receivable, net of allowance for doubtful accounts	47	66
Inventories	17	22
Prepaid expenses	8	9
Other current assets	9	21
Assets held for sale(1)	—	4,172
Total current assets	1,920	4,551
Property, equipment, land, and leasehold improvements, net	854	879
Operating lease assets, net	323	317
Goodwill	616	615
Intangible assets, net	458	488
Other noncurrent assets	8	11
Total assets	$4,179	$6,861
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Due to Manager-related party	$1	$3
Accounts payable	30	38
Accrued expenses	46	43
Current portion of long-term debt	11	12
Dividend payable	961	—
Operating lease liabilities - current	17	18
Income taxes payable	132	—
Other current liabilities	23	23
Liabilities held for sale(1)	—	1,872
Total current liabilities	1,221	2,009
Long-term debt, net of current portion	1,555	1,554
Deferred income taxes	127	120
Operating lease liabilities - noncurrent	312	303
Other noncurrent liabilities	70	64
Total liabilities	3,285	4,050
Commitments and contingencies	—	—
See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION
CONSOLIDATED BALANCE SHEETS – (continued)
($ in Millions, Except Share Data)

	As of December 31,
	2020	2019
Stockholders’ equity (2):
Additional paid in capital	$178	$1,198
Accumulated other comprehensive loss	(6)	(37)
Retained earnings	713	1,641
Total stockholders’ equity	885	2,802
Noncontrolling interests	9	9
Total equity	894	2,811
Total liabilities and equity	$4,179	$6,861

(1)See Note 4, “Discontinued Operations and Dispositions”, for further discussions on assets and liabilities held for sale.
(2)The Company is authorized to issue the following classes of stock: (i) 500,000,000 shares of common stock, par value $0.001 per share. On December 31, 2020 and 2019, the Company had 87,361,929 shares and 86,600,302 shares of common stock issued and outstanding, respectively; (ii) 100,000,000 shares of preferred stock, par value $0.001 per share authorized. On December 31, 2020 and 2019, no preferred stocks were issued or outstanding; and (iii) 100 shares of special stock, par value $0.001 per share, issued and outstanding to its Manager as on December 31, 2020 and 2019. See Note 11, “Stockholders’ Equity”, for further discussions.

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS
($ in Millions, Except Share and Per Share Data)

	Year Ended December 31,
	2020	2019	2018
Revenue
Service revenue	$667	$969	$1,005
Product revenue	180	243	246
Total revenue	847	1,212	1,251
Costs and expenses
Cost of services	239	449	511
Cost of product sales	112	165	179
Selling, general and administrative	350	301	295
Fees to Manager-related party	21	32	45
Goodwill impairment	—	—	3
Depreciation	79	78	76
Amortization of intangibles	37	44	53
Total operating expenses	838	1,069	1,162
Operating income	9	143	89
Other income (expense)
Interest income	1	6	1
Interest expense(1)	(87)	(106)	(67)
Other expense, net	(2)	(3)	(7)
Net (loss) income from continuing operations before income taxes	(79)	40	16
Provision for income taxes	(127)	(15)	(15)
Net (loss) income from continuing operations	(206)	25	1
Discontinued Operations(2)
Net (loss) income from discontinued operations before income taxes	(699)	185	131
Provision for income taxes	(23)	(57)	(37)
Net (loss) income from discontinued operations	(722)	128	94
Net (loss) income	(928)	153	95

Net (loss) income from continuing operations	(206)	25	1
Less: net loss attributable to noncontrolling interests	—	—	(3)
Net (loss) income from continuing operations attributable to MIC	(206)	25	4
Net (loss) income from discontinued operations	(722)	128	94
Less: net loss attributable to noncontrolling interests	—	(3)	(39)
Net (loss) income from discontinued operations attributable to MIC	(722)	131	133
Net (loss) income attributable to MIC	$(928)	$156	$137

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION
CONSOLIDATED STATEMENTS OF OPERATIONS – (continued)
($ in Millions, Except Share and Per Share Data)

	Year Ended December 31,
	2020	2019	2018
Basic (loss) income per share from continuing operations attributable to MIC	$(2.36)	$0.31	$0.02
Basic (loss) income per share from discontinued operations attributable to MIC	(8.31)	1.51	1.58
Basic (loss) income per share attributable to MIC	$(10.67)	$1.82	$1.60
Weighted average number of shares outstanding: basic	86,951,642	86,178,212	85,233,989

Diluted (loss) income per share from continuing operations attributable to MIC	$(2.36)	$0.31	$0.02
Diluted (loss) income per share from discontinued operations attributable to MIC	(8.31)	1.51	1.58
Diluted (loss) income per share attributable to MIC	$(10.67)	$1.82	$1.60
Weighted average number of shares outstanding: diluted	86,951,642	86,204,301	85,249,865
Cash dividends declared per share(3)	$11.00	$4.00	$4.00

(1)Interest expense includes non-cash losses on derivative instruments of $5 million and $8 million in 2020 and 2019, respectively, and non-cash gains on derivative instruments of $5 million in 2018.
(2)See Note 4, “Discontinued Operations and Dispositions”, for discussions on businesses classified as held for sale.
(3)Special dividend declared and paid out of the net proceeds from the IMTT Transaction on January 8, 2021. Shares of MIC traded with “due-bills” attached through January 8, 2021 and traded ex-dividend on January 11, 2021.
See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION
CONSOLIDATED STATEMENTS OF COMPREHENSIVE (LOSS) INCOME
($ in Millions)

	Year Ended December 31,
	2020	2019	2018
Net (loss) income	$(928)	$153	$95
Other comprehensive income (loss), net of taxes:
Change in post-retirement benefit plans(1)	(16)	(9)	9
Translation adjustment(2)	1	2	(5)
Reclassification to net (loss) income due to sale of business(3)	46	—	—
Other comprehensive income (loss)	31	(7)	4
Comprehensive (loss) income	(897)	146	99
Less: comprehensive loss attributable to noncontrolling interests	—	(3)	(42)
Comprehensive (loss) income attributable to MIC	$(897)	$149	$141

(1)Change in post-retirement benefit plans is presented net of tax benefit of $6 million and $3 million in 2020 and 2019, respectively, and net of tax expense of $3 million in 2018. See Note 11, “Stockholders’ Equity”, for further discussions.
(2)Translation adjustment is presented net of tax expense that was insignificant in 2020 and $1 million in 2019 and net of tax benefit of $2 million in 2018. See Note 11, “Stockholders’ Equity”, for further discussions.
(3)Reclassified to discontinued operations in the consolidated statement of operations in connection with the IMTT Transaction. See Note 4, "Discontinued Operations and Dispositions", for further discussions.

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
($ in Millions, Except Share Data)

	In Shares		Additional Paid In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests(2)	Total Equity
	Special Stock	Common Stock(1)

Balance on December 31, 2017	100	84,733,957	1,840	(30)	1,344	3,154	197	3,351
Issuance of shares to Manager	—	1,054,896	48	—	—	48	—	48
Issuance of shares, net of offering costs	—	1,916	—	—	—	—	—	—
Stock vested under compensation plans(3)	—	9,435	1	—	—	1	—	1
Issuance of shares pursuant to conversion of convertible senior notes	—	99	—	—	—	—	—	—
Dividends to common stockholders(4)	—	—	(379)	—	—	(379)	—	(379)
Distributions to noncontrolling interests	—	—	—	—	—	—	(4)	(4)
Contributions from noncontrolling interests	—	—	—	—	—	—	1	1
Cumulative effect of change in accounting principle(5)	—	—	—	(4)	4	—	—	—
Comprehensive income (loss), net of taxes	—	—	—	4	137	141	(42)	99
Balance on December 31, 2018	100	85,800,303	$1,510	$(30)	$1,485	$2,965	$152	$3,117
Issuance of shares to Manager	—	776,353	31	—	—	31	—	31
Stock vested under compensation plans(3)	—	23,646	1	—	—	1	—	1
Dividends to common stockholders(4)	—	—	(344)	—	—	(344)	—	(344)
Distributions to noncontrolling interests	—	—	—	—	—	—	(3)	(3)
Deconsolidation of noncontrolling interest	—	—	—	—	—	—	(137)	(137)
Comprehensive (loss) income, net of taxes	—	—	—	(7)	156	149	(3)	146
Balance on December 31, 2019	100	86,600,302	$1,198	$(37)	$1,641	$2,802	$9	$2,811
Issuance of shares to Manager	—	701,030	22	—	—	22	—	22
Stock vested under compensation plans(3)	—	81,366	—	—	—	—	—	—
Stock withheld for taxes on vested stock(3)	—	(20,769)	—	—	—	—	—	—
Stock-based compensation expense	—	—	6	—	—	6	—	6
Dividends to common stockholders(4)	—	—	(1,048)	—	—	(1,048)	—	(1,048)
Comprehensive income (loss), net of taxes	—	—	—	31	(928)	(897)	—	(897)
Balance on December 31, 2020	100	87,361,929	$178	$(6)	$713	$885	$9	$894

(1)The Company is authorized to issue 500,000,000 shares of common stock with a par value $0.001 per share.
(2)Includes $141 million and $184 million of noncontrolling interest related to discontinued operations on December 31, 2018 and 2017, respectively. See Note 4, “Discontinued Operations and Dispositions”, for further discussions.
(3)Stocks vested and issued under the 2016 Omnibus Employee Incentive Plan and 2014 Independent Directors Equity Plan. Under the 2016 Omnibus Employee Incentive Plan, shares are withheld for the employee portion of taxes on vested awards and are available for future grants.
(4)See Note 11, “Stockholder's Equity”, for discussion on cash dividends declared and paid on shares for each period.
(5)In 2018, the Company adopted ASU No. 2018-02, Income Statement - Reporting Comprehensive Income (Topic 220): Reclassification of Certain Tax Effects from Accumulated Other Comprehensive Income, and made a $4 million adjustment to reclassify stranded tax effects in Accumulated Other Comprehensive Loss to Retained Earnings.

See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS
($ in Millions)

	Year Ended December 31,
	2020	2019	2018
Operating activities
Net (loss) income from continuing operations	$(206)	$25	$1
Adjustments to reconcile net (loss) income to net cash provided by operating activities from continuing operations:
Goodwill impairment	—	—	3
Depreciation	79	78	76
Amortization of intangibles	37	44	53
Amortization of debt discount and financing costs	12	12	13
Adjustments to derivative instruments	(2)	18	14
Fees to Manager- related party	21	32	45
Deferred taxes	(5)	9	8
Other non-cash expense, net(1)	14	13	22
Changes in other assets and liabilities, net of acquisitions:
Accounts receivable	17	3	8
Inventories	5	(3)	(2)
Prepaid expenses and other current assets	2	(5)	(1)
Accounts payable and accrued expenses	(1)	4	1
Income taxes payable	143	(10)	(1)
Other, net	11	(5)	(6)
Net cash provided by operating activities from continuing operations	127	215	234
Investing activities
Acquisitions of businesses and investments, net of cash, cash equivalents, and restricted cash acquired	(13)	—	(18)
Purchases of property and equipment	(54)	(84)	(114)
Loan to project developer	—	(1)	(19)
Loan repayment from project developer	—	16	17
Proceeds from sale of business, net of cash divested	—	—	27
Other, net	(4)	—	—
Net cash used in investing activities from continuing operations	(71)	(69)	(107)
Financing activities
Proceeds from long-term debt	874	—	1,390
Payment of long-term debt	(885)	(361)	(1,158)
Contributions received from noncontrolling interests	—	—	1
Dividends paid to common stockholders	(87)	(344)	(379)
Debt financing costs paid	(1)	(1)	(29)
Net cash used in financing activities from continuing operations	(99)	(706)	(175)
Net change in cash, cash equivalents, and restricted cash from continuing operations	(43)	(560)	(48)
See accompanying notes to the consolidated financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION
CONSOLIDATED STATEMENTS OF CASH FLOWS - (continued)
($ in Millions)

	Year Ended December 31,
	2020	2019	2018
Cash flows provided by discontinued operations:
Net cash provided by operating activities	$214	$205	$285
Net cash provided by investing activities	1,310	60	567
Net cash provided by (used in) financing activities	—	24	(246)
Net cash provided by discontinued operations	1,524	289	606
Effect of exchange rate changes on cash and cash equivalents	—	—	(1)
Net change in cash, cash equivalents, and restricted cash	1,481	(271)	557
Cash, cash equivalents, and restricted cash, beginning of period	358	629	72
Cash, cash equivalents, and restricted cash, end of period	$1,839	$358	$629
Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Accrued purchases of property and equipment from continuing operations	$5	$7	$12
Accrued purchases of property and equipment from discontinued operations	24	25	14
Leased assets obtained in exchange for new operating lease liabilities from continuing operations	20	14	—
Leased assets obtained in exchange for new operating lease liabilities from discontinued operations	1	7	—
Cash dividend declared, but not yet paid	961	—	—
Taxes (refund) paid, net, from continuing operations	(14)	4	8
Taxes paid, net, from discontinued operations	3	61	13
Interest paid, net, from continuing operations	71	90	50
Interest paid, net, from discontinued operations	40	48	71

(1)Other non-cash expense, net, includes the write-down of the Company’s investment in the mechanical contractor business at MIC Hawaii in 2018.
The following table provides a reconciliation of cash, cash equivalents, and restricted cash from both continuing and discontinued operations reported within the consolidated balance sheets that is presented in the consolidated statements of cash flows:

	As of December 31,
	2020	2019	2018
Cash and cash equivalents	$1,828	$260	$561
Restricted cash - current	11	1	23
Cash, cash equivalents, and restricted cash included in assets held for sale(2)	—	97	45
Total of cash, cash equivalents, and restricted cash shown in the consolidated statement of cash flows	$1,839	$358	$629

(2)Represents cash, cash equivalents, and restricted cash related to businesses classified as held for sale. See Note 4, “Discontinued Operations and Dispositions”, for further discussions.
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
The Company owns its businesses through its direct wholly-owned subsidiary MIC Ohana Corporation, the successor to Macquarie Infrastructure Company Inc. The Company owns and operates businesses that provide products and services to corporations, government agencies, and individual customers in the United States (U.S.). The Company's operations are organized into three segments:
•Atlantic Aviation: a provider of jet fuel, terminal, aircraft hangaring, and other services primarily to owners and operators of general aviation (GA) jet aircraft at 69 airports throughout the U.S.;
•MIC Hawaii: comprising an energy company that processes and distributes gas and provides related services (Hawaii Gas) and several smaller businesses collectively engaged in efforts to reduce the cost and improve the reliability and sustainability of energy in Hawaii; and
•Corporate and Other: comprising a holding company headquartered in New York City, MIC Corporate, and a shared services center in Plano, Texas, MIC Global Services.
During the quarter ended September 30, 2020, International-Matex Tank Terminals (IMTT) was classified as a discontinued operation and eliminated as a reportable segment. All periods reported herein reflect this change. In December 2020, the Company completed the sale of IMTT (IMTT Transaction). For additional information, see Note 4, “Discontinued Operations and Dispositions”.
Effective October 1, 2018, the Bayonne Energy Center (BEC) and substantially all of our portfolio of solar and wind power generation businesses were classified as discontinued operations and our Contracted Power segment was eliminated. All periods reported herein reflect this change. In September 2019, the Company completed the last of the sales of its solar and wind power generation businesses including its majority interest in a renewable power development business. A relationship with a third-party developer of renewable power facilities was reported as a component of Corporate and Other through the expiration of the relationship in July 2019. For additional information, see Note 4, “Discontinued Operations and Dispositions”.
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
Use of Estimates
The preparation of the consolidated financial statements, which are in conformity with generally accepted accounting principles (GAAP), requires the Company to make estimates and assumptions. These estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities at the date of the consolidated financial statements, and the reported amounts of revenue and expenses during the reporting period. The Company evaluates these estimates and judgments on an ongoing basis and the estimates are based on experience, current and expected future

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. Summary of Significant Accounting Policies  – (continued)
conditions, third-party evaluations, and various other assumptions that the Company believes are reasonable under the circumstances. Significant items subject to such estimates and assumptions include the carrying amount of property, equipment, land, and leasehold improvements, intangibles, and goodwill; assets and obligations related to employee benefits; and valuation of derivative instruments. The results of these estimates form the basis for making judgments about the carrying values of assets and liabilities as well as identifying and assessing the accounting treatment with respect to commitments and contingencies. Actual results may differ from the estimates and assumptions used in the financial statements and related notes.
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
Cash and Cash Equivalents
The Company considers all highly liquid investments, including commercial paper issued by counterparties with Standard & Poor's rating of A1+ or higher, with maturity of three months or less when purchased to be cash and cash equivalents. On December 31, 2020, the Company did not have any commercial paper. On December 31, 2019, the Company had $40 million of commercial paper issued by counterparties with a Standard & Poor's rating of A1+.
Restricted Cash
On December 31, 2020, restricted cash consists primarily of deposits held by banks to secure certain letters of credit primarily supporting Atlantic Aviation's lease and insurance obligations. See Note 9, “Long-Term Debt”, for further discussions.
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
Inventory
Inventory consists principally of fuel purchased from various third-party vendors and materials and supplies. Fuel inventory is stated at the lower of cost or market and materials and supplies inventory are valued at the lower of average cost or market. Inventory sold is recorded using the first-in-first-out method at Atlantic Aviation and an average cost method at MIC Hawaii. Cash flows related to the sale of inventory are classified in net cash provided by operating activities in the consolidated statements of cash flows.
The Company’s inventory balance on December 31, 2020 comprised $10 million of inventory for sale and $7 million of materials and supplies compared with $15 million of inventory for sale and $7 million of materials and supplies on December 31, 2019.

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. Summary of Significant Accounting Policies  – (continued)
Property, Equipment, Land, and Leasehold Improvements
Property, equipment, land, and leasehold improvements are initially recorded at cost. Major renewals and improvements are capitalized while repair and maintenance expenditures are expensed when incurred. Interest expense relating to construction in progress is capitalized as an additional cost of the asset. The Company depreciates property, equipment, and leasehold improvements over their estimated useful lives on a straight-line basis. Excluding the regulated business at MIC Hawaii, the estimated economic useful lives range is summarized in the table below:

Leasehold and land improvements	8 to 20 years
Machinery and equipment	3 to 25 years
Furniture and fixtures	5 to 7 years
The estimated economic useful lives for the regulated business at MIC Hawaii ranges up to 68 years for buildings, leasehold and land improvements, machinery and equipment, and furniture and fixtures.
Goodwill and Intangible Assets
Goodwill consists of costs in excess of the aggregate purchase price over the fair value of tangible and identifiable intangible net assets acquired in business combinations. The cost of intangible assets with determinable useful lives is amortized over their estimated useful lives ranging as follows:

Customer relationships	5 to 9 years
Contractual arrangements	14 to 57 years
Non-compete agreements	10 years
Trade names	20 years
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
During the quarter ended March 31, 2018, the Company adopted Accounting Standards Number (ASU) No. 2017-04, Intangibles — Goodwill and Other (Topic 350): Simplifying the Test for Goodwill Impairment. ASU No. 2017-04 simplifies the measurement of goodwill and no longer requires an entity to perform a hypothetical purchase price allocation when computing the estimated fair value to measure goodwill impairment. Instead, impairment will be assessed by quantifying the difference between the fair value of a reporting unit and its carrying amount. An impairment charge would be recognized for the amount by which the carrying amount exceeds the reporting unit’s fair value, on condition that the charge doesn’t exceed the total amount of goodwill allocated to that reporting unit. See Note 8, “Intangible Assets and Goodwill”, for further discussions on goodwill impairment testing performed in 2020.
Adoption of ASU No. 2016-2, Leases (Topic 842)
As of January 1, 2019, the Company adopted ASU No. 2016-2 which requires a lessee to recognize on its balance sheet the right-of-us (ROU) assets and lease liabilities with lease terms of more than 12 months. The substantial population of the Company’s ROU assets and lease liabilities relate to Atlantic Aviation’s operating leases of land, buildings, and certain equipment. ROU assets represent the Company’s right to use an underlying asset for the lease term and the lease liabilities represent the Company’s obligation to make lease payments arising from the lease. ROU assets and lease liabilities are recognized at the lease commencement date based on the estimated present value of lease payments over the lease term. The Company also served as a lessor primarily through operating leases, which has not fundamentally changed except for changes to conform and align with ASC 606, Revenue from Contracts with Customers.
The Company elected the package of practical expedients permitted under the transition guidance within the new standard, which among other things, allowed the Company to carryforward the historical lease classification. The Company also made an accounting policy election to keep leases with an initial term of 12 months or less off the balance sheet. Further, the standard did not have a material impact on the accounting and reporting requirements for existing operating leases where the Company was the lessor as it has elected the practical expedient whereby the Company will not separate a qualifying contract into its lease and non-lease components. The Company also determined that the accounting for sales taxes, certain lessor costs, and certain requirements related to variable payments in contracts did not have a material effect on the consolidated balance sheet, statement of operations, or statement of cash flows. See Note 5, "Leases", for further disclosure on operating leases.
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
Deferred Financing Costs
The Company capitalizes all direct costs incurred in connection with the issuance of debt as deferred financing costs. On December 31, 2020, these costs are amortized over the contractual term of the debt instrument which ranges from 4 to 10 years with a weighted average remaining life of 4.4 years.
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
Concentrations of Credit Risk
Financial instruments that potentially expose the Company to concentrations of credit risk consist primarily of cash and cash equivalents and accounts receivable. The Company places its cash and cash equivalents with financial institutions and its balances may exceed federally insured limits. The Company’s accounts receivable balances are mainly derived from fuel and gas sales and services rendered under contract terms with commercial and private customers located primarily in the United States. On December 31, 2020 and 2019, there were no outstanding accounts receivable due from a single customer that accounted for more than 10% of the total accounts receivable. Additionally, no single customer accounted for more than 10% of the Company’s revenue in 2020, 2019, and 2018.
Foreign Currency Translation
The assets and liabilities of IMTT’s Newfoundland and Quebec locations were translated from their local currency (Canadian dollars) to U.S. dollars at exchange rates in effect at the end of the reporting period and consolidated statement of operations accounts are translated at average exchange rates for the reporting period. Translation gains or losses as a result of changes in the exchange rate were recorded as a component of other comprehensive income (loss) through the date of sale.
Accrued Expenses
Accrued expenses of $46 million and $43 million on December 31, 2020 and 2019, respectively, primarily consisted of payroll and related liabilities, purchase of property and equipment, interest, non-income related taxes, insurance, and other individually insignificant balances.
Income per Share
The Company calculates income per share using the weighted average number of common shares outstanding during the period. Diluted income per share is computed using the weighted average number of dilutive common equivalent shares outstanding during the period. Common equivalent shares may consist of (i) shares issuable upon conversion of the Company’s convertible senior notes (using the if-converted method); (ii) stock units granted to the Company’s independent directors under the 2014 Independent Directors Equity Plan; (iii) stock units granted to certain employees of the Company's operating businesses under the 2016 Omnibus Employee Incentive Plan; and (iv) fees payable to the Manager that will be reinvested in shares by the Manager in a future period, if any. Common equivalent shares are excluded from the calculation if their effect is anti-dilutive.
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
Regulatory Assets and Liabilities
The utility operations of the Hawaii Gas business are subject to regulation with respect to rates, service, maintenance of accounting records, and various other matters by the Hawaii Public Utilities Commission (HPUC). The established accounting policies recognize the financial effects of the rate-making and accounting practices and policies of the HPUC. Regulated utility operations are subject to the provisions of ASC 980, Regulated Operations. This guidance requires regulated entities to disclose in their financial statements the authorized recovery of costs associated with regulatory decisions. Accordingly, certain costs that otherwise would normally be charged to expense may, in certain instances, be recorded as an asset in a regulatory entity’s balance sheet. The Hawaii Gas business records regulatory assets as costs that have been deferred for which future recovery through customer rates may be approved by the HPUC in a future proceeding. Regulatory liabilities represent amounts included in rates and collected from customers for costs expected to be incurred in the future.

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
2. Summary of Significant Accounting Policies  – (continued)
ASC 980 may, at some future date, be deemed inapplicable because of changes in the regulatory and competitive environments or other factors. If the Company were to discontinue the application of this guidance, the Company would be required to write-off its regulatory assets and regulatory liabilities and would be required to adjust the carrying amount of any other assets, including property, plant, and equipment, that would be deemed not recoverable related to these affected operations. The Company believes its regulated operations in the Hawaii Gas business continue to meet the criteria of ASC 980 and that the carrying value of its regulated property, plant, and equipment is recoverable in accordance with established HPUC rate-making practices.
Income Taxes
The Company accounts for income taxes using the asset and liability method. Under this method, deferred income tax assets and liabilities are determined based on differences between financial reporting and tax basis of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. The Company and its more than 80% owned subsidiaries file a consolidated U.S. federal income tax return, including its allocated share of the taxable income from its solar and wind facilities through the date of sale. The investments in solar facilities where the Company does not own 100% of the investment within the MIC Hawaii segment are held in LLCs, which are treated as partnerships for income tax purposes.
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
In March 2020, the FASB issued ASU No. 2020-04, Reference Rate Reform (Topic 848): Facilitation of Effects of Reference Rate Reform on Financial Reporting, which provides practical expedients and exceptions for applying GAAP to contracts, hedging relationships, and other transactions affected by reference rate reform if certain criteria are met. The expedients and exceptions provided by the amendments in this update apply only to contracts, hedging relationships, and other transactions that reference the London interbank offered rate (LIBOR) or another reference rate expected to be discontinued as a result of reference rate reform. In January 2021, the FASB also issued ASU No. 2021-01, Reference Rate Reform (Topic 848): Scope, which clarifies that certain optional expedients and exceptions in Topic 848 for contract modifications and hedge accounting apply to derivatives that are affected by the discounting transition. These amendments are elective and apply to all entities that have derivative instruments that use an interest rate for margining, discounting, or contract price alignment that is modified as a result of reference rate reform. These amendments are not applicable to contract modifications made and hedging relationships entered into or evaluated after December 31, 2022. ASU No. 2020-04 and ASU No. 2021-01 are effective as of March 12, 2020 and through December 31, 2022, and may be applied to contract modifications and hedging relationships from the beginning of an interim period that includes or is subsequent to March 12, 2020. The Company is currently evaluating the impact of adoption on its financial statements and related disclosures.
In August 2018, the FASB issued ASU No. 2018-14, Compensation — Retirement Benefits — Defined Benefit Plans — General (Subtopic 715-20): Disclosure Framework — Changes to the Disclosure Requirements for Defined Benefit Plans. The amendments in ASU 2018-14 update disclosure requirements for employers that sponsor defined benefit pension or other postretirement plans and are effective for fiscal years ending after December 15, 2020. The Company adopted this ASU in December 2020 and included the appropriate disclosures related to defined benefit plans in accordance with the standard. See Note 16, "Employee Benefit Plans", for additional disclosures adopted.

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3. Impact of COVID-19
Impact to MIC Businesses
In light of the ongoing impacts of the pandemic on the Company, the reduced level of economic activity and uncertainty around the timing of any recovery from the impact of the pandemic, the Company withdrew the financial guidance it had provided to the market on February 25, 2020. COVID-19 continues to negatively affect the performance of its remaining operating businesses. Federal, state, and local governments have implemented pandemic response measures including social distancing, quarantines, travel restrictions, prohibitions on public gatherings, and stay-at-home orders that have significantly reduced business-related and international GA flight activity and the demand for fuel and ancillary services provided by Atlantic Aviation and resulted in a significant decline in economic activity and the number of visitors to Hawaii.
While GA flight activity recovered significantly in the second half of 2020 from the low levels recorded in late March and April, the financial performance of the business has yet to recover to pre-COVID levels. While the increases in positive cases and infection rates in the fourth quarter appear to have had a limited effect on overall flight activity relative to levels in the third quarter, there can be no certainty that this trend will continue if the severity of the pandemic continues or worsens. The near absence of tourism in Hawaii from April through mid-October significantly reduced gas sales during that period. The reopening of Hawaii to tourism in mid-October has resulted in an increase in demand for gas on the part of resorts and restaurants, although both tourism and gas sales remain well below pre-COVID levels. In general, the travel and tourism industries, and the businesses reliant on them, have been negatively affected by the pandemic.
Continued stability or further increases in GA flight activity that benefits Atlantic Aviation will depend upon the duration of the pandemic, any governmental response including renewed travel restrictions, and the state of the U.S. and global economies, as well as increases in business, international, and event-driven activity all of which are uncertain. Visitor arrivals to Hawaii, the primary driver of increases in demand for gas in Hawaii, improved gradually during the fourth quarter over the third quarter following quarantine exemption for visitors with evidence of a negative COVID-19 test prior to arrival in the islands, however further improvement is uncertain. The approval of multiple COVID-19 vaccines may reduce the duration of the pandemic, however, the availability, distribution, and willingness of the public to accept the vaccines is also uncertain. Further, changes in consumer travel preferences, the availability of commercial flights, and other factors remain unknown.
The Federal Aviation Administration reported that U.S. domestic GA flight activity in the fourth quarter of 2020 increased versus the third quarter of 2020, but decreased 12% compared with the prior comparable period. Continued stability or further increases in flight activity levels will depend upon the duration of the pandemic, any governmental response including renewed travel restrictions, and the state of the U.S. and global economies, as well as increases in business, international, and event-driven activity, all of which are uncertain.
Visitor arrivals to Hawaii declined by 81% in the fourth quarter of 2020 versus the prior comparable period, driven largely by a 14-day quarantine requirement. The decline in visitors has resulted in a significant reduction in hotel occupancy, demand for services provided by restaurants and commercial laundries, and reduced the amount of gas sold by Hawaii Gas by 27% compared with the prior comparable period.
Despite these challenges, each of Atlantic Aviation and MIC Hawaii has benefited from the generation of stable revenue from tenants leasing hangars in the case of Atlantic Aviation and primarily residential consumption of gas in the case of MIC Hawaii.
Impact to Liquidity and Balance Sheet
In light of the disruption in the global markets and the unpredictability of the sustained impact to its businesses caused by COVID-19, during March 2020 and April 2020, the Company took certain measures to preserve financial flexibility and increased the strength of its balance sheet and its liquidity position.
In March 2020, the Company suspended its cash dividend and drew down a total of $874 million on revolving credit facilities including $599 million on its MIC holding company level revolving credit facility and $275 million on the Atlantic Aviation revolving credit facility. The proceeds were additive to the approximately $300 million of cash on hand in mid-March 2020. During the second half of 2020, the Company fully repaid the drawn balance of $599 million on its holding company revolving credit facility.
On April 30, 2020, Atlantic Aviation fully repaid the outstanding balance on its revolving credit facility. Effective May 4, 2020, the revolving credit facility commitments were reduced to $10 million, and further to $1 million by December 31, 2020, solely with respect to letters of credit then outstanding. In connection with the repayment of the revolving credit facility and

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
3. Impact of COVID-19 – (continued)
reduction in commitments, Atlantic Aviation and its lenders amended the credit agreement to remove the covenant requiring the Company to maintain a ratio of net debt/EBITDA at or below 5.5x over a trailing twelve-month period. Such financial covenant will not be applicable so long as letters of credit issued under the credit facility are cash collateralized and rolled over to stand-alone letter of credit facilities upon renewal.
With the steps taken to strengthen its financial position summarized above, the Company has no immediate need for additional capital. Subsequent to the repayment and reduction in commitments related to the Atlantic Aviation revolving credit facility and the full repayment on the drawn balance on its holding company revolving credit facility, the Company has $388 million of liquidity available comprised of cash on hand and undrawn balance on a revolving credit facility. Cash on hand on December 31, 2020 totaled $328 million, which is net of amounts reserved for: (i) the payment of the special dividend of $11.00 per share in January 2021; (ii) the payment of capital gains taxes and transaction costs related to the IMTT Transaction; and (iii) the retirement of holding company debt.
Over the next twelve months, the Company currently expects to fund its operations, service and/or repay its debt, make required tax payments, fund essential maintenance capital expenditures, and deploy growth capital using cash generated from the operations of its ongoing businesses and cash on hand on December 31, 2020. On December 31, 2020, there has been no material deterioration in accounts receivable at any of the remaining operating businesses. If the economic impact of the pandemic is protracted, collection times and the value of uncollectible accounts could increase.
Impact to Long-Lived Assets
Due to the potential impact and uncertainty of COVID-19 on the Company's operations, the Company performed a triggering event analysis on its property, equipment, land, and leasehold improvements and intangible assets at a reportable segment level during each of the quarters ended for 2020. The Company determined that there were no triggering events that required an impairment analysis of its property, equipment, land, and leasehold improvements and intangible assets.
See Note 8, "Intangible Assets and Goodwill", for discussions on the Company's interim impairment analysis on its continuing businesses and Note 4, "Discontinued Operations and Dispositions", for discussion on the impairment recorded at IMTT.
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
IMTT
IMTT provides bulk liquid storage, handling, and other services in North America through 17 terminals located in the U.S., one terminal in Quebec, Canada, and one partially owned terminal in Newfoundland, Canada. On December 23, 2020, the Company completed the IMTT Transaction to an affiliate of Riverstone Holdings, LLC for $2.67 billion, net of closing adjustments, and including assumed debt including interest accrued of approximately $1.11 billion. The net proceeds of $1.55 billion were or are expected to be used to: (i) pay a special dividend of $11.00 per share on January 8, 2021; (ii) settle capital gains taxes expected to be paid by April 2021; (iii) pay transaction costs; (iv) pay a disposition payment under the Disposition Agreement, dated October 30, 2019, to its Manager (Disposition Payment) in December 2020 (currently in escrow); and (v) retire holding company level debt.
The sale of IMTT is part of the Company's pursuit of its strategic alternatives to maximize value for its shareholders. During the quarter ended September 30, 2020, the Company determined that each of the criteria to be classified as held for sale under ASC 205-20, Presentation of Financial Statements — Discontinued Operations, had been met as it relates to IMTT. It was additionally determined that the sale of IMTT is considered a strategic shift for the Company that will have a major effect on operations. Accordingly, IMTT was classified as a discontinued operation, the IMTT segment was eliminated, and the assets and liabilities of IMTT have been classified as held for sale on the consolidated balance sheets. All prior periods have been restated to reflect these changes.

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. Discontinued Operations and Dispositions  – (continued)

Upon completion of the IMTT Transaction on December 23, 2020, the Company recognized a book loss on sale of approximately $25 million. The Company incurred $28 million in transaction costs and a Disposition Payment of $28 million to its Manager (currently in escrow), which are included in Selling, General and Administrative Expenses in the consolidated statement of operations. As part of classifying IMTT as held for sale, the Company recognized an impairment of the IMTT disposal group of $750 million, which includes a goodwill impairment of $725 million, reported in discontinued operations for the quarter ended September 30, 2020.
During the quarter ended September 30, 2020, the Company increased its deferred tax liability by $158 million as it became probable that IMTT would be sold in a taxable transaction. The increase represented the tax expense on the difference between the Company's book and tax basis in its investment in IMTT. Subsequent to the close of the IMTT Transaction in December 2020, the Company reclassified the liability to current and reduced the tax to $126 million. The reduction primarily reflected the tax benefit of the Disposition Payment and the final determination of the tax basis of its investment in IMTT, which increased due to higher than forecasted taxable income generated prior to completion of the IMTT Transaction, as fewer assets were placed in service for tax purposes resulting in lower bonus tax depreciation during the Company’s ownership period.
Summary of the assets and liabilities held for sale included in the Company’s consolidated balance sheet related to IMTT segment as of December 31, 2019 ($ in millions):

As of December 31, 2019
Assets
Cash and cash equivalents	$97
Accounts receivable, net of allowance for doubtful accounts	31
Other current assets	22
Total current assets	150
Property, equipment, land, and leasehold improvements, net	2,323
Goodwill	1,428
Intangible assets, net	241
Other noncurrent assets	30
Total assets	$4,172
Liabilities
Accounts payable and accrued expenses	$72
Other current liabilities	21
Total current liabilities	93
Long-term debt	1,100
Deferred income taxes	559
Other noncurrent liabilities	120
Total liabilities	$1,872

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
4. Discontinued Operations and Dispositions  – (continued)

Summarized financial information for discontinued operations included in the Company’s consolidated statement of operations related to IMTT segment for 2020, 2019, and 2018 are as follows ($ in millions):

	Year Ended December 31,
	2020	2019	2018
Service revenue	$488	$515	$510
Cost of services	(193)	(204)	(201)
Selling, general and administrative expenses	(38)	(33)	(32)
Impairment	(750)	—	—
Depreciation and amortization	(102)	(132)	(132)
Interest expense, net	(43)	(47)	(46)
Other (expense) income, net(1)	(61)	1	—
Net (loss) income from discontinued operations before income taxes	$(699)	$100	$99
Provision for income taxes	(23)	(24)	(35)
Net (loss) income from discontinued operations attributable to MIC	$(722)	$76	$64

(1)Other (expense) income, net, includes the reclassification of $46 million of accumulated other comprehensive loss primarily related to post-retirement and defined benefit plans in connection with the IMTT Transaction, as well as a book loss on sale of approximately $25 million.
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
The aggregate gross proceeds to the Company from the above sales are $275 million, or $223 million net of taxes and transaction related expenses. Upon closing of the transactions, the Company recorded a pre-tax gain of approximately $80 million excluding any transaction costs. The Company incurred approximately $10 million in professional fees in relation to these transactions, which is included in Selling, General and Administrative Expenses in the consolidated statement of operations. In 2019, the Company recorded approximately $42 million in current tax expense primarily related to the gain on sale.
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

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
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
Summarized financial information for discontinued operations included in the Company’s consolidated statement of operations related to its former Contracted Power segment for 2019 and 2018 are as follows ($ in millions):

	Year Ended December 31,
	2019	2018
Product revenue	$44	$150
Cost of product sales	(7)	(24)
Selling, general and administrative expenses	(19)	(25)
Depreciation and amortization	—	(38)
Interest expense, net	(13)	(17)
Other income (expense), net(1)	80	(14)
Net income from discontinued operations before income taxes	85	32
Provision for income taxes	(33)	(2)
Net income from discontinued operations	52	30
Less: net loss attributable to noncontrolling interests	(3)	(39)
Net income from discontinued operations attributable to MIC	$55	$69

(1)Other income (expense), net, includes gain of approximately $80 million from the sale of renewable businesses in 2019 and loss of $17 million from the sale of BEC in 2018.
Other Dispositions
The Company reviews strategic options available, including with respect to certain other, smaller businesses in its portfolio in an effort to rationalize its portfolio and enhance the infrastructure characteristics of its businesses. Consistent with this, the Company sold: (i) an environmental services business by IMTT in April 2018; (ii) its equity interests in projects involving two properties in May 2018; and (iii) the mechanical contractor business within MIC Hawaii in November 2018. Collectively, the sale of these businesses were insignificant and do not qualify for discontinued operations.
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
5. Leases
The Company has operating leases primarily for land, equipment and machinery, buildings, office space, and certain office equipment under non-cancellable lease agreements. Leases with an initial term of 12 months or less are not recorded on the consolidated balance sheet. Some leases include one or more options to renew, with renewal terms that can extend the lease term from one to 10 years or more. The exercise of these lease renewal options is at the Company’s sole discretion. Cash paid for operating leases is reported in operating activities on the consolidated statement of cash flows. On December 31, 2020 and 2019, the Company did not have any finance leases.

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
5. Leases – (continued)
The Company’s operating lease expenses recorded within the consolidated statement of operations for 2020 and 2019 were as follows ($ in millions):

Income Statement Classification	Year Ended December 31,
	2020	2019
Cost of product sales	$2	$1
Selling, general and administrative	52	51
Total operating lease expense(1)	$54	$52

(1)Includes leases less than one year of $5 million for both 2020 and 2019 and variable leases of $4 million and $2 million in 2020 and 2019, respectively.
On December 31, 2020 and 2019, the weighted-average remaining operating lease term was 19.9 years and 18.6 years, respectively, with a weighted average discount rate of 8.8% and 8.7%, respectively. The following table represents the future maturities of lease liabilities on December 31, 2020 ($ in millions):

2021	$44
2022	42
2023	42
2024	41
2025	40
Thereafter	538
Total lease payment	747
Less: interest	(418)
Present value of lease liability	$329

6. Income per Share
Following is a reconciliation of the basic and diluted (loss) income per share computations ($ in millions, except share and per share data):

	Year Ended December 31,
	2020	2019	2018
Numerator:
Basic and diluted net (loss) income from continuing operations attributable to MIC	$(206)	$25	$4
Basic and diluted net (loss) income from discontinued operations attributable to MIC	$(722)	$131	$133
Denominator:
Weighted average number of shares outstanding: basic	86,951,642	86,178,212	85,233,989
Dilutive effect of restricted stock unit grants(1)	—	26,089	15,876
Weighted average number of shares outstanding: diluted	86,951,642	86,204,301	85,249,865

(1) Dilutive effect of restricted stock unit grants includes grants to independent directors under the 2014 Independent Directors Equity Plan and certain employees of the Company's operating businesses under the 2016 Omnibus Employee Incentive Plan.

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
6. Income per Share  – (continued)

	Year Ended December 31,
	2020	2019	2018
Income per share:
Basic (loss) income per share from continuing operations attributable to MIC	$(2.36)	$0.31	$0.02
Basic (loss) income per share from discontinued operations attributable to MIC	(8.31)	1.51	1.58
Basic (loss) income per share attributable to MIC	$(10.67)	$1.82	$1.60
Diluted (loss) income per share from continuing operations attributable to MIC	$(2.36)	$0.31	$0.02
Diluted (loss) income per share from discontinued operations attributable to MIC	(8.31)	1.51	1.58
Diluted (loss) income per share attributable to MIC	$(10.67)	$1.82	$1.60

The following represents the weighted average potential dilutive shares of common stock that were excluded from the diluted income per share calculation:

	Year Ended December 31,
	2020	2019	2018
Restricted stock unit grants	108,760	—	—
2.875% Convertible Senior Notes due July 2019(1)	—	1,321,243	4,368,725
2.00% Convertible Senior Notes due October 2023	3,634,173	3,634,173	3,631,850
Total	3,742,933	4,955,416	8,000,575

(1) On July 15, 2019, the Company fully repaid the outstanding balance on the 2.875% Convertible Senior Notes due July 2019 at maturity using cash on hand. The weighted average shares reflect the “if-converted” impact to dilutive common stock through the maturity date of the Note.
7. Property, Equipment, Land, and Leasehold Improvements
Property, equipment, land, and leasehold improvements on December 31, 2020 and 2019 consist of the following ($ in millions):

	As of December 31,
	2020	2019
Land	$11	$11
Buildings	4	4
Leasehold and land improvements	779	755
Machinery and equipment	556	532
Furniture and fixtures	37	35
Construction in progress	38	43
	1,425	1,380
Less: accumulated depreciation	(571)	(501)
Property, equipment, land, and leasehold improvements, net	$854	$879

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Intangible Assets and Goodwill
Intangible assets on December 31, 2020 and 2019 consist of the following ($ in millions):

	As of December 31,
	2020	2019
Contractual arrangements	$915	$908
Non-compete agreements	10	10
Customer relationships	66	66
Trade names	16	16
	1,007	1,000
Less: accumulated amortization	(549)	(512)
Intangible assets, net	$458	$488

On December 31, 2020, the Company had $12 million in trade names net of accumulated amortization, of which $7 million relates to Atlantic Aviation and are considered to be indefinite-lived. The remaining balance of $5 million relates to “The Gas Company” trade name and is being amortized over its estimated useful life.
Amortization expense of intangible assets in 2020, 2019, and 2018 totaled $37 million, $44 million, and $53 million, respectively. The estimated future amortization expense for amortizable intangible assets to be recognized are ($ in millions):

2021	$32
2022	31
2023	30
2024	25
2025	25
Thereafter	308
Total	$451

The goodwill balance by reportable segments on December 31, 2020 are comprised of the following ($ in millions):

	IMTT	Atlantic Aviation	MIC Hawaii	Total
Goodwill acquired in business combinations, net of disposals, on December 31, 2019	$1,430	$619	$123	$2,172
Accumulated impairment charges	—	(123)	(3)	(126)
Other	(2)	(1)	—	(3)
Transfer to asset held for sale	(1,428)	—	—	(1,428)
Balance on December 31, 2019	—	495	120	615
Goodwill related to 2020 acquisition	—	1	—	1
Balance on December 31, 2020	$—	$496	$120	$616

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

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
8. Intangible Assets and Goodwill  – (continued)
The Company performed an interim impairment analysis based on its financial results through September 30, 2020. The Company used both the market and income approaches, weighting them based on their applicability to the segment. The income approach used forecasted cash flows reflecting the impact of COVID-19 to its remaining operating businesses and the expected recovery therefrom in the short to medium term. The analysis concluded that fair value of its remaining operating businesses exceeded their carrying value and no impairment was recorded. See Note 4, "Discontinued Operations and Dispositions", for discussion on the impairment recorded at IMTT. On December 31, 2020, there were no new triggering events that indicated impairment.
9. Long-Term Debt
The Company capitalizes its businesses in part using floating rate bank debt with medium-term maturities generally between four and seven years. In general, the Company hedges the floating rate exposure for the majority of the term of these facilities. The Company also uses longer dated private placement debt and other forms of capital including bond or hybrid debt instruments to capitalize its businesses. In general, the debt facilities at the businesses are non-recourse to the holding company and there are no cross-collateralization or cross-guarantee provisions in these facilities. All of the term debt facilities of the Company’s operating businesses described below contain customary financial covenants, including maintaining or exceeding certain financial ratios, and limitations on capital expenditures and additional debt. The facilities include events of default, representations and warranties, and other covenants that are customary for facilities of this type, including change of control, which will occur if the Macquarie Group, or any fund or entity managed by the Macquarie Group, fails to control a majority of the Borrower. For a description of related party transactions associated with the Company’s long-term debt, see Note 13, “Related Party Transactions”.
On December 31, 2020 and 2019, the Company’s consolidated long-term debt comprised of the following ($ in millions):

	As of December 31,
	2020	2019
Atlantic Aviation	$1,005	$1,015
MIC Hawaii	194	195
MIC Corporate	391	388
Total	1,590	1,598
Current portion	(11)	(12)
Long-term portion	1,579	1,586
Unamortized deferred financing costs(1)	(24)	(32)
Long-term portion less unamortized debt discount and deferred financing costs	$1,555	$1,554

(1)The weighted average remaining life of the deferred financing costs on December 31, 2020 was 4.4 years.
The following table represents the future maturities of long-term debt balances on December 31, 2020 and includes the unamortized debt discount of $12 million related to the 2.00% Convertible Senior Notes due October 2023 ($ in millions).

2021	$11
2022	111
2023	494
2024	12
2025	965
Thereafter	9
Total	$1,602

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. Long-Term Debt  – (continued)
MIC Corporate
Senior Secured Revolving Credit Facility
On December 31, 2020 and 2019, MIC Corporate had a $600 million senior secured revolving credit facility that was undrawn. During 2020, the Company borrowed $599 million on its revolving credit facility and subsequently repaid the amount in full using cash on hand.
The IMTT Transaction resulted in the termination of commitments under the senior secured revolving credit facility on January 19, 2021, in accordance with the terms of that agreement.
2.875% Convertible Senior Notes due July 2019 (2.875% Convertible Senior Notes)
In July 2014, the Company completed an underwritten public offering of a five-year, $350 million aggregate principal amount of 2.875% Convertible Senior Notes to partially fund the IMTT acquisition and for general corporate purposes. On maturity, the Company fully repaid the outstanding balance using cash on hand.
2.00% Convertible Senior Notes due October 2023 (2.00% Convertible Senior Notes)
In October 2016, the Company completed an underwritten public offering of a seven year, $403 million aggregate principal amount of 2.00% Convertible Senior Notes. The net proceeds of $392 million were used to repay a portion of the drawn balance under the revolving credit facility under the prior AA Credit Agreement and to fully repay the outstanding balances on both the MIC senior secured and IMTT revolving credit facilities. The remaining proceeds were used for general corporate purposes. The notes are convertible, at the holder’s option, only upon satisfaction of one or more conditions set forth in the indenture governing the notes. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of Company’s common stock, or a combination thereof, at the Company’s election. The initial conversion rate was 8.9364 shares per $1,000 principal amount (equivalent to an initial conversion price of approximately $111.90 per share, subject to adjustment).
The $403 million of 2.00% Convertible Senior Notes had an initial value of the principal amount recorded as a liability of $376 million, using an effective interest rate of 3.1%. The remaining $27 million of principal amount was allocated to the conversion feature and recorded in Additional Paid in Capital as a component of stockholders’ equity. This amount represents a discount to the debt to be amortized through interest expense using the effective interest method through the maturity of the convertible senior notes. The Company also recorded $11 million in deferred financing costs from the issuance of the convertible senior notes, of which approximately $1 million was recorded as equity issuance costs as a component of stockholders’ equity.
On December 31, 2020 and 2019, the outstanding balance on the Notes were $391 million and $388 million, respectively, which had a fair value of the liability component of approximately $390 million and $370 million, respectively. The conversion rate was 9.0290 shares of common stock per $1,000 principal amount on December 31, 2020 and 2019. On January 11, 2021, due to the impact of the special dividend paid by the Company on January 8, 2021, the conversion rate increased to 12.6572 shares of common stock per $1,000 principal amount.
The 2.00% Convertible Senior Notes consisted of the following ($ in millions):

	As of December 31,
	2020	2019
Liability Component:
Principal	$403	$403
Unamortized debt discount	(12)	(15)
Long-term debt, net of unamortized debt discount	391	388
Unamortized deferred financing costs	(4)	(6)
Net carrying amount	$387	$382
Equity Component	$27	$27

The Company recognized $13 million in interest expense related to the 2.00% Convertible Senior Notes during 2020, 2019, and 2018, of which $8 million related to the principal portion. The remaining portion of the interest expense related to the amortization of debt discount and deferred financing costs.

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. Long-Term Debt  – (continued)
The key terms of the 2.00% Convertible Senior Notes are summarized in the table below.

Facility Terms	2.00% Convertible Senior Notes
Amount outstanding on December 31, 2020	$391 million, net of unamortized discount of $12 million
Maturity	October 2023
Amortization	Payable at maturity or convertible at the holder’s option into cash, the Company’s shares, or a combination thereof, only upon satisfaction of one or more conditions set forth in the indenture
Interest Rate	2.00% payable on April 1st and October 1st of each year
Security	Unsecured

Atlantic Aviation
On December 6, 2018, Atlantic Aviation FBO Inc. (AA FBO), a wholly-owned indirect subsidiary of the Company, entered into a credit agreement (the New AA Credit Agreement), among AA FBO, Atlantic Aviation FBO Holdings LLC (Holdings), the direct parent of AA FBO, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent, and several lenders party thereto. The New AA Credit Agreement provides for a seven-year, $1,025 million senior secured first lien term loan facility and a five-year, $350 million senior secured first lien revolving credit facility that was undrawn on December 31, 2019. The New AA Credit Agreement is guaranteed on a senior secured first lien basis by Holdings and certain subsidiaries of AA FBO. The additional proceeds from the Atlantic Aviation refinancing were used to repay the Company’s 2.875% Convertible Senior Notes and for general corporate purposes.
During the year ended December 31, 2020, Atlantic Aviation drew $275 million on its revolving credit facility on March 17, 2020. On April 30, 2020, Atlantic Aviation fully repaid the outstanding balance on its revolving credit facility and effective May 4, 2020, reduced the commitments on this facility to $10 million, and further reduced to $1 million by December 31, 2020, solely with respect to letters of credit then outstanding. The amendment of the facility eliminates any leverage-based maintenance covenant on the Atlantic Aviation term loan as long as the letters of credit issued under the facility are cash collateralized and rolled over to standalone letters of credit facilities upon renewal. On December 31, 2020 and 2019, Atlantic Aviation had $10 million in letters of credit outstanding.
The key terms of the term loan are summarized in the table below.

Facility Terms	Term Loan Facility
Facilities	$1,025 million senior secured first lien term loan ($1,005 million outstanding on December 31, 2020)
Maturity	December 2025
Amortization	1.00% of the initial principal balance per annum
Interest Rate	LIBOR plus 3.75% on December 31, 2020
Security	Secured

MIC Hawaii
Hawaii Gas
On February 10, 2016, Hawaii Gas completed the refinancing of its existing $80 million term loan and $60 million revolving credit facility. The $80 million term loan bears interest at a variable rate of LIBOR plus an applicable margin between 1.00% and 1.75%. The variable rate component of the debt was fixed at 0.99% using an interest rate swap contract, that expired upon maturity in February 2020. The revolving credit facility bears interest at a variable rate of LIBOR plus an applicable margin between 1.00% and 1.75% and is unhedged. In February 2018, Hawaii Gas exercised the second of two one-year extensions related to its $80 million secured term loan facility and its $60 million revolving credit facility extending their respective maturities to February 2023. The $60 million revolving credit facility was undrawn on December 31, 2020 and 2019.
On December 31, 2020 and 2019, Hawaii Gas also had $100 million of fixed rate senior notes outstanding that had a fair value of approximately $105 million, respectively.

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
9. Long-Term Debt  – (continued)
The key terms of the term loan, senior secured notes, and revolving credit facility of Hawaii Gas are summarized in the table below.

Facility Terms	Holding Company Debt	Operating Company Debt
Borrowers	HGC Holdings LLC (HGC)	The Gas Company, LLC (TGC)
Facilities	$80 million term loan (fully drawn on December 31, 2020)	$100 million senior secured notes (fully drawn on December 31, 2020)	$60 million revolving credit facility (undrawn on December 31, 2020)
Maturity	February 2023	August 2022	February 2023
Amortization	Payable at maturity	Payable at maturity	Revolving, payable at maturity
Interest Rate	LIBOR plus 1.50% on December 31, 2020	4.22% payable semi-annually	LIBOR plus 1.25% on December 31, 2020
Commitment Fees	—	—	0.225% on the undrawn portion
Collateral	First lien on all assets of HGC and its subsidiaries	First lien on all assets of TGC and its subsidiaries	First lien on all assets of TGC and its subsidiaries

Solar Facilities
In July 2016, the solar facilities in Hawaii entered into a ten year, $18 million amortizing term loan facility. The interest rate on this term loan facility floats at LIBOR plus 2.00%. The interest rate was fixed at 3.38% using an interest rate swap contract through June 30, 2026. On December 31, 2020 and 2019, the outstanding balance on the term loan was $14 million and $15 million, respectively.
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
On December 31, 2020, the Company had $1,602 million of current and long-term debt, excluding the adjustment for unamortized debt discount, of which $414 million was economically hedged with interest rate contracts, $503 million was fixed rate debt, and $685 million was unhedged. On December 31, 2019, the Company had $1,613 million of current and long-term debt, of which $495 million was economically hedged with interest rate contracts, $503 million was fixed rate debt, and $615

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. Derivative Instruments and Hedging Activities  – (continued)
million was unhedged. The Company does not use hedge accounting. All movements in the fair value of the interest rate derivatives are recorded directly through earnings.
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
MIC Hawaii
Hawaii Gas had an $80 million interest rate swap that fully hedged its term loan. The interest rate swap expired in February 2020. To finance its solar facilities, MIC Hawaii entered into a ten year, amortizing term loan facility that floats at LIBOR plus 2.00%. This term loan facility is fully hedged with an amortizing interest rate swap contract that is scheduled to amortize concurrently with the term loan and fixes the interest rate at 3.38%.
Commodity Price Hedges
The risks associated with fluctuations in the prices that Hawaii Gas pays for LPG is principally a result of market forces reflecting changes in supply and demand for LPG and other energy commodities. Hawaii Gas’ gross margin (revenue less cost of product sales excluding depreciation and amortization) is sensitive to changes in LPG costs and Hawaii Gas may not always be able to pass through product cost increases fully or on a timely basis, particularly when product costs rise rapidly. To reduce the volatility of the business’ LPG market price risk, Hawaii Gas has used and expects to continue to use over-the-counter commodity derivative instruments. Hawaii Gas does not use commodity derivative instruments for speculative or trading purposes. Over-the-counter derivative commodity instruments used by Hawaii Gas to hedge forecasted purchases of LPG are generally settled at expiration of the contract. On December 31, 2020, Hawaii Gas had 9 million gallons of LPG hedged that expires throughout 2021.
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
The Company’s fair value measurements of its derivative instruments and the related location of the assets and liabilities within the consolidated balance sheets on December 31, 2020 and 2019 were ($ in millions):

Balance Sheet Classification	Assets (Liabilities) at Fair Value as of December 31,
	2020	2019
Fair value of derivative instruments - other current assets	$1	$3
Fair value of derivative instruments - other noncurrent assets	—	2
Total derivative contracts - assets	$1	$5
Fair value of derivative instruments - other current liabilities	$—	$(6)
Total derivative contracts - liabilities	$—	$(6)

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
10. Derivative Instruments and Hedging Activities  – (continued)
The Company’s hedging activities during 2020, 2019, and 2018 and its related location within the consolidated statement of operations were ($ in millions):

Income Statement Classification	(Loss) Gain Recognized for the Year ended December 31,
	2020	2019	2018
Interest expense – interest rate caps	$(4)	$(7)	$4
Interest expense – interest rate swaps	(1)	(1)	1
Cost of product sales – commodity swaps	1	(10)	(5)
Total	$(4)	$(18)	$—

All of the Company’s derivative instruments are collateralized by the assets of the respective businesses.
11. Stockholders’ Equity
Classes of Stock
The Company is authorized to issue (i) 500,000,000 shares of common stock, par value $0.001 per share, (ii) 100 shares of special stock, par value $0.001 per share and (iii) 100,000,000 shares of preferred stock, par value $0.001 per share. On December 31, 2020, the Company had 87,361,929 shares of common stock issued and outstanding and 100 shares of special stock issued to its Manager and outstanding. There was no preferred stock issued or outstanding on December 31, 2020. Each outstanding share of common stock of the Company is entitled to one vote on any matter with respect to which holders of shares are entitled to vote.
The sole purpose for the special stock was to preserve the Manager’s right to appoint one director to serve as the chairman of the Board. The special stock is not listed on any stock exchange and is non-transferable. Holders of special stock are not entitled to any dividends or to share in any distribution of assets upon the liquidation or dissolution of the Company.
Dividends
The Company’s Board have made or declared the following dividends during 2020, 2019, and 2018:

Declared	Period Covered	$ per Share	Record Date	Payable Date
December 23, 2020	(1)	$11.00	January 5, 2021	January 8, 2021
February 14, 2020	Fourth quarter 2019	1.00	March 6, 2020	March 11, 2020
October 29, 2019	Third quarter 2019	1.00	November 11, 2019	November 14, 2019
July 30, 2019	Second quarter 2019	1.00	August 12, 2019	August 15, 2019
April 29, 2019	First quarter 2019	1.00	May 13, 2019	May 16, 2019
February 14, 2019	Fourth quarter 2018	1.00	March 4, 2019	March 7, 2019
October 30, 2018	Third quarter 2018	1.00	November 12, 2018	November 15, 2018
July 31, 2018	Second quarter 2018	1.00	August 13, 2018	August 16, 2018
May 1, 2018	First quarter 2018	1.00	May 14, 2018	May 17, 2018
February 19, 2018	Fourth quarter 2017	1.44	March 5, 2018	March 8, 2018

(1)Special dividend declared and paid out of the net proceeds from the IMTT Transaction. Shares of MIC traded with “due-bills” attached through January 8, 2021 and traded ex-dividend on January 11, 2021.
The Board regularly reviews the Company’s dividend policy. In determining whether to pay or adjust the amount of any quarterly dividend, the Board will take into account such matters as the ability of the Company's businesses to generate Free Cash Flow, its progress with respect to a sale or sales of the operating businesses, the state of the capital markets and general business and economic conditions, the short and long term impacts of, and disruptions in the businesses, and/or in the business or economic environment due to COVID-19, or other non-economic events, the Company’s financial condition, results of

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. Stockholders’ Equity  – (continued)
operations, indebtedness levels, capital requirements, capital opportunities, and any contractual, legal, and regulatory restrictions on the payment of dividends by the Company to its stockholders or by its subsidiaries to the Company, and any other factors that it deems relevant, subject to maintaining a prudent level of reserves.
The dividends paid have been recorded as a reduction to Additional Paid in Capital in the stockholders’ equity section of the consolidated balance sheets.
2014 Independent Directors Equity Plan (2014 Plan)
In 2014, MIC adopted, and MIC’s stockholders approved, the 2014 Plan to replace the 2004 Independent Directors Equity Plan, which expired in December 2014. The purpose of this plan is to promote the long-term growth and financial success of the Company by attracting, motivating, and retaining independent directors of outstanding ability. Only the Company’s independent directors may participate in the 2014 Plan. The only type of award that may be granted under the 2014 Plan is an award of director shares. Each share is an unsecured promise to transfer one share on the settlement date, subject to satisfaction of the applicable terms and conditions. The maximum number of shares available for issuance under the 2014 Plan is 300,000 shares, of which 195,162 shares remained available for issuance on December 31, 2020. The aggregate grant date fair value of awards granted to an independent director during any single fiscal year (excluding awards made at the election of the independent director in lieu of all or a portion of annual and committee cash retainers) may not exceed $350,000. The 2014 Plan does not provide a formula for the determination of awards and the Compensation Committee will have the authority to determine the size of all awards under the 2014 Plan, subject to the limits on the number of shares that may be granted annually.
Since 2018, the Company has granted and issued the following stock to the Board under the 2014 Plan:

Date of Grant	Stock Units Granted	Price of Stock Units Granted	Date of Vesting
June 7, 2018	19,230	$39.00	May 14, 2019
September 5, 2018(1)	4,416	47.03	May 14, 2019
May 15, 2019	21,390	42.08	May 13, 2020
May 14, 2020	32,112	28.03	(2)

(1)Represents additional restricted stock unit grants to new independent directors.
(2)Date of vesting will be the day immediately preceding the 2021 annual meeting of the Company’s stockholders.
2016 Omnibus Employee Incentive Plan (2016 Plan)
On May 18, 2016, the Company adopted the 2016 Plan. The 2016 Plan provides for the issuance of equity awards to attract, retain, and motivate employees, consultants, and others who perform services for the Company and its subsidiaries. Under the 2016 Plan, the Compensation Committee determines the persons who will receive awards, the time at which they are granted, and the terms of the awards. Type of awards include stock options, stock appreciation rights, restricted stock, restricted stock units, dividend equivalent rights, cash-based awards, and other stock-based awards. Shares of common stock underlying forfeited awards are available for future grants. On March 28, 2019, the Company’s Board adopted Amendment No. 1 to the 2016 Plan (the Amendment), which was approved in May 2019 by the Company’s stockholders at the 2019 Annual Meeting of Shareholders. The Amendment, among other things, increased the number of shares of common stock available for grant under the 2016 Plan from 500,000 to 1,500,000.
Macquarie Infrastructure Corporation Short-Term Incentive Plan (STIP) for MIC Operating Businesses —  Restricted Stock Units (RSUs)
During the quarter ended March 31, 2019, the Company established the STIP to provide cash and stock-based incentives to eligible employees of its operating businesses under the Company’s 2016 Plan. In general, the cash component comprises approximately 75% of any incentive award and is paid in a lump-sum. The remaining 25% of any incentive award is in the form of RSUs representing an interest in the common stock of the Company. RSUs are granted following assessment of performance against Key Performance Indicators post the one-year performance period and vest in two equal annual installments following the grant date.

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. Stockholders’ Equity  – (continued)
The following represents unvested STIP RSU grants through December 31, 2020:

	STIP RSU Grants
	Number of RSUs (in units)	Weighted Average Grant-Date Fair Value (per share)
Unvested balance on December 31, 2019	—	$—
Granted	55,661	24.50
Forfeited	(1,468)	24.50
Vested	(19,566)	32.57
Unvested balance on December 31, 2020	34,627	$24.50

On December 31, 2020, the grant date fair value of the unvested awards was $848,000, of which $424,000 of compensation expense was recorded during 2020. On December 31, 2020, the unrecognized compensation cost related to unvested RSU awards is expected to be recognized over a weighted-average period of 1.0 year.
As a result of the IMTT Transaction, the Company's Compensation Committee and Board of Directors approved an accelerated vesting of STIP RSU grants relating to former eligible employees of IMTT. These RSUs were fully vested in shares on December 23, 2020. This acceleration changed the terms of the vesting conditions and are therefore treated as modifications in accordance with ASC 718, Stock Based Compensation. This resulted in $398,000 of additional compensation expense recorded in discontinued operations during 2020.
From time to time, the Company can issue RSUs to award or retain employees, or to attract new employees, or other reasons by providing special grants of RSUs. Vesting dates and terms can vary for each award at the discretion of the Company.
The following represents unvested Special RSUs granted through December 31, 2020:

	Special Grants
	Number of RSUs (in units)	Weighted Average Grant-Date Fair Value (per share)
Unvested balance on December 31, 2018	—	$—
Granted	6,067	40.30
Unvested balance on December 31, 2019	6,067	40.30
Granted	4,602	23.50
Vested	(5,702)	26.74
Unvested balance on December 31, 2020	4,967	$40.30

Compensation expense related to the Special RSU grants in 2020 and 2019 were not significant and is expected to be recognized over a weighted-average period of 0.3 years.
Macquarie Infrastructure Corporation Long-Term Incentive Plan (LTIP) for MIC Operating Businesses —  Performance Stock Units (PSUs)
During the quarter ended March 31, 2019, the Company established the LTIP pursuant to which it may make stock-based incentive awards to eligible employees of its operating businesses. The awards would take the form of PSUs convertible into common stock of the Company as authorized under its 2016 Plan. The number of PSUs a participant may be awarded reflects a target level of performance by the participant. The participant may be awarded more (over performance limit) or less (threshold limit) than the target number of PSUs based on their achievements relative to Key Performance Indicators during the three-year performance period. Following finalization of the participant’s performance review at the end of the third year of the program, the Company may award the PSUs.

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. Stockholders’ Equity  – (continued)
The following represents unvested LTIP grants through December 31, 2020 at the target level of performance:

	LTIP Grants (at Target)
	Number of PSUs (in units)	Weighted Average Grant-Date Fair Value (per share)
Unvested balance on December 31, 2018	—	$—
Granted	134,671	39.59
Forfeited	(9,477)	39.26
Unvested balance on December 31, 2019	125,194	39.62
Forfeited	(18,965)	39.70
Vested	(34,708)	39.88
Unvested balance on December 31, 2020	71,521	$39.47

On December 31, 2020, depending upon actual performance, the number of PSUs to be issued will vary from zero to 125,165, net of forfeitures. On December 31, 2020, the grant date fair value of the unvested awards was $2.8 million, reflecting target performance by all participants. In 2020 and 2019, the Company recognized $471,000 and $571,000, respectively, of compensation expense related to the LTIP. On December 31, 2020, the unrecognized compensation cost related to unvested PSU awards was approximately $1.8 million at target level performance. If target level performance is achieved, the unrecognized cost is expected to be recognized over a weighted-average period of 1.0 year.
As a result of the IMTT Transaction, the Company's Compensation Committee and Board of Directors approved an accelerated vesting of LTIP PSU grants relating to former eligible employees of IMTT. These PSUs were vested prorated in shares on December 23, 2020. This acceleration changed the terms of the vesting conditions and are therefore treated as modifications in accordance with ASC 718. As a result, the participants forfeited 13,549 shares and decreased future compensation expense by $540,000.
Accumulated Other Comprehensive Loss, net of taxes
The following represents the changes and balances to the components of accumulated other comprehensive loss, net of taxes, during 2020, 2019, and 2018 ($ in millions):

	Post-Retirement Benefit Plans, net of taxes(1)	Translation Adjustment, net of taxes(2)	Total Stockholders’ Accumulated Other Comprehensive Loss, net of taxes
Balance on December 31, 2017	$(21)	$(9)	$(30)
Cumulative effect of change in accounting principle(3)	(4)	—	(4)
Change in post-retirement benefit plans	9	—	9
Translation adjustment	—	(5)	(5)
Balance on December 31, 2018	$(16)	$(14)	$(30)
Change in post-retirement benefit plans	(9)	—	(9)
Translation adjustment	—	2	2
Balance on December 31, 2019	$(25)	$(12)	$(37)
Change in post-retirement benefit plans	(16)	—	(16)
Translation adjustment	—	1	1
Reclassification to net (loss) income due to sale of business(4)	35	11	46
Balance on December 31, 2020	$(6)	$—	$(6)

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. Stockholders’ Equity  – (continued)
(1)Change in post-retirement benefit plans is presented net of tax benefit of $6 million and $3 million in 2020 and 2019, respectively, and net of tax expense of $3 million in 2018.
(2)Translation adjustment is presented net of tax expense that was insignificant in 2020 and $1 million in 2019 and net of tax benefit of $2 million in 2018.
(3)In 2018, the Company adopted ASU No. 2018-02 and made a $4 million adjustment to reclassify stranded tax effects in Accumulated Other Comprehensive Loss to Retained Earnings.
(4)Reclassified to discontinued operations in the consolidated statement of operations in connection with the IMTT Transaction. See Note 4, "Discontinued Operations and Dispositions", for further discussions.
12. Reportable Segments
On December 31, 2020, the Company’s businesses consist of three reportable segments: Atlantic Aviation, MIC Hawaii, and Corporate and Other.
During the quarter ended September 30, 2020, IMTT was classified as a discontinued operation and eliminated as a reportable segment. All periods reported herein reflect this change. In December 2020, the Company completed the sale of IMTT.
Effective October 1, 2018, the Bayonne Energy Center (BEC) and substantially all of the Company's portfolio of solar and wind power generation businesses were classified as discontinued operations and its Contracted Power segment was eliminated. All periods reported herein reflect this change. In September 2019, the Company completed the last of the sales of its solar and wind power generation businesses including its majority interest in a renewable power development business. A relationship with a third-party developer of renewable power facilities was reported as a component of Corporate and Other through the expiration of the relationship in July 2019.
Atlantic Aviation
Atlantic Aviation derives the majority of its revenue from fuel delivery services and from other airport services, including de-icing and aircraft hangar rental. All of the revenue of Atlantic Aviation is generated at airports in the U.S. The business currently operates at 69 airports.
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
MIC Hawaii
MIC Hawaii comprises of: (i) Hawaii Gas, Hawaii’s only government-franchised gas utility and an unregulated LPG distribution business providing gas and related services to industrial, commercial, residential, and governmental customers; and (ii) controlling interests in two solar facilities on Oahu.
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

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. Reportable Segments – (continued)

The renewables projects within MIC Hawaii sell substantially all of the electricity generated at a fixed price to primarily electric utility customers pursuant to long-term power purchase agreements (PPAs) of 20 years. The PPAs are accounted for as operating leases and have no minimum lease payments. Lease income is recorded within product revenue when the electricity is delivered.
Corporate and Other
Corporate and Other comprises a holding company headquarters in New York City, MIC Corporate, and a shared services center in Plano, Texas, MIC Global Services.
All of the MIC business segments are managed separately and management has chosen to organize the Company around the distinct products and services offered. Selected information by segment is presented in the following tables.
Revenue from external customers for the Company’s consolidated reportable segments were ($ in millions):

	Year Ended December 31, 2020
	Atlantic Aviation	MIC Hawaii	Total Reportable Segments
Service revenue
Fuel	$424	$—	$424
Hangar	99	—	99
Other	144	—	144
Total service revenue	667	—	667
Product revenue
Lease	—	3	3
Gas	—	163	163
Other	—	14	14
Total product revenue	—	180	180
Total revenue	$667	$180	$847

	Year Ended December 31, 2019
	Atlantic Aviation	MIC Hawaii	Consolidation Adjustment	Total Reportable Segments
Service revenue
Fuel	$695	$—	$—	$695
Hangar	95	—	—	95
Other	182	—	(3)	179
Total service revenue	972	—	(3)	969
Product revenue
Lease	—	5	—	5
Gas	—	226	—	226
Other	—	12	—	12
Total product revenue	—	243	—	243
Total revenue	$972	$243	$(3)	$1,212

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. Reportable Segments – (continued)

	Year Ended December 31, 2018
	Atlantic Aviation	MIC Hawaii	Corporate and Other	Consolidation Adjustments	Total Reportable Segments
Service revenue
Fuel	$704	$—	$—	$—	$704
Hangar	88	—	—	—	88
Construction	—	43	—	—	43
Other	170	4	—	(4)	170
Total service revenue	962	47	—	(4)	1,005
Product revenue
Lease	—	5	—	—	5
Gas	—	229	—	—	229
Other	—	11	1	—	12
Total product revenue	—	245	1	—	246
Total revenue	$962	$292	$1	$(4)	$1,251

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

	Year Ended December 31, 2020
	Atlantic Aviation	MIC Hawaii	Corporate and Other	Total Reportable Segments
Net income (loss)	$28	$12	$(246)	$(206)
Interest expense, net	55	8	23	86
Provision for income taxes	11	6	110	127
Depreciation and amortization	99	16	1	116
Fees to Manager - related party	—	—	21	21
Other non-cash expense (income), net	2	(1)	5	6
EBITDA excluding non-cash items	$195	$41	$(86)	$150

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. Reportable Segments – (continued)

	Year Ended December 31, 2019
	Atlantic Aviation	MIC Hawaii	Corporate and Other	Total Reportable Segments
Net income (loss)	$69	$13	$(57)	$25
Interest expense, net	74	10	16	100
Provision (benefit) for income taxes	24	9	(18)	15
Depreciation and amortization	106	16	—	122
Fees to Manager - related party	—	—	32	32
Other non-cash expense, net	3	12	2	17
EBITDA excluding non-cash items	$276	$60	$(25)	$311

	Year Ended December 31, 2018
	Atlantic Aviation	MIC Hawaii	Corporate and Other	Total Reportable Segments
Net income (loss)	$96	$(12)	$(83)	$1
Interest expense, net	25	8	33	66
Provision (benefit) for income taxes	35	(6)	(14)	15
Goodwill impairment	—	3	—	3
Depreciation and amortization	106	23	—	129
Fees to Manager - related party	—	—	45	45
Other non-cash expense, net(1)	1	22	1	24
EBITDA excluding non-cash items	$263	$38	$(18)	$283

(1)Other non-cash expense, net, includes the write-down of the Company’s investment in the mechanical contractor business at MIC Hawaii.
Reconciliation of total reportable segments’ EBITDA excluding non-cash items to consolidated net (loss) income from continuing operations before income taxes were ($ in millions):

	Year Ended December 31,
	2020	2019	2018
Total reportable segments EBITDA excluding non-cash items	$150	$311	$283
Interest expense	(86)	(100)	(66)
Goodwill impairment	—	—	(3)
Depreciation and amortization	(116)	(122)	(129)
Fees to Manager - related party	(21)	(32)	(45)
Other expense, net	(6)	(17)	(24)
Total consolidated net (loss) income from continuing operations before income taxes	$(79)	$40	$16

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
12. Reportable Segments – (continued)

Capital expenditures, on a cash basis, for the Company’s reportable segments were ($ in millions):

	Year Ended December 31,
	2020	2019	2018
Atlantic Aviation	$39	$61	$67
MIC Hawaii	14	20	23
Corporate and Other	1	3	24
Total capital expenditures of reportable segments	$54	$84	$114

Property, equipment, land, and leasehold improvements, net, and total assets for the Company’s reportable segments were ($ in millions):

	Property, Equipment, Land, and Leasehold Improvements, net		Total Assets
	2020	2019	2020	2019
Atlantic Aviation	$550	$567	$1,989	$2,060
MIC Hawaii	297	301	510	537
Corporate and Other	7	11	1,680	92
Total assets of reportable segments	$854	$879	$4,179	$2,689
Assets held for sale	—	—	—	4,172
Total consolidated assets	$854	$879	$4,179	$6,861
13. Related Party Transactions
Management Services
On December 31, 2020 and 2019, the Manager held 13,954,821 shares and 13,253,791 shares, respectively, of the Company’s common stock. Pursuant to the terms of the Third Amended and Restated Management Agreement (Management Services Agreement), the Manager may sell these shares at any time. Under the Management Services Agreement, the Manager, at its option, may reinvest base management fees and performance fees, if any, in shares of the Company. The Manager’s holdings on December 31, 2020 represented 15.97% of the Company's outstanding common stock.
Since January 1, 2018, the Company paid the Manager cash dividends on shares held for the following periods:

Declared	Period Covered	$ per Share	Record Date	Payable Date	Cash Paid to Manager (in millions)
December 23, 2020	(1)	$11.00	January 5, 2021	January 8, 2021	$154
February 14, 2020	Fourth quarter 2019	1.00	March 6, 2020	March 11, 2020	13
October 29, 2019	Third quarter 2019	1.00	November 11, 2019	November 14, 2019	13
July 30, 2019	Second quarter 2019	1.00	August 12, 2019	August 15, 2019	13
April 29, 2019	First quarter 2019	1.00	May 13, 2019	May 16, 2019	13
February 14, 2019	Fourth quarter 2018	1.00	March 4, 2019	March 7, 2019	13
October 30, 2018	Third quarter 2018	1.00	November 12, 2018	November 15, 2018	12
July 31, 2018	Second quarter 2018	1.00	August 13, 2018	August 16, 2018	11
May 1, 2018	First quarter 2018	1.00	May 14, 2018	May 17, 2018	6
February 19, 2018	Fourth quarter 2017	1.44	March 5, 2018	March 8, 2018	8

(1)Special dividend declared and paid out of the net proceeds from the IMTT Transaction. Shares of MIC traded with “due-bills” attached through January 8, 2021 and traded ex-dividend on January 11, 2021.

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
In accordance with the Management Services Agreement, the Manager is entitled to a monthly base management fee based primarily on the Company’s market capitalization, and potentially a quarterly performance fee based on total stockholder returns relative to a U.S. utilities index. Currently, the Manager has elected to reinvest the future base management fees and performance fees, if any, in additional shares. In 2020, 2019, and 2018, the Company incurred base management fees of $21 million, $32 million, and $45 million, respectively. The Company did not incur any performance fees in 2020, 2019, and 2018.
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
Disposition Agreement
To facilitate the Company’s pursuit of strategic alternatives, the Company announced that it has entered into a Disposition Agreement (Disposition Agreement) with its Manager on October 30, 2019 (see Exhibit 10.3 of this Form 10-K). Outside of the Disposition Agreement, the Company has limited ability to terminate the Management Services Agreement. The Disposition Agreement provides for the termination of the Company’s external management relationship with its Manager as to any businesses, or substantial portions thereof, that are sold (including if the Company itself is sold). In connection therewith, the Company will make a payment to its Manager of approximately 2.9% to 6.1% of the net proceeds generated in the event of such sales, subject to a minimum amount of payments for all sales in the aggregate in the event of a Qualifying Termination Event (QTE) of (i) $50 million plus (ii) 1.5% multiplied by proceeds in excess of $500 million in the aggregate. A ‘‘QTE’’ means (i) the sale of the Company or (ii) a transaction or series of transactions resulting in a third party or parties acquiring all the assets of the Company. The Disposition Agreement provides that the Management Services Agreement will terminate upon the occurrence of a QTE or upon mutual agreement of the parties. If the Management Services Agreement has not been terminated prior to the sixth anniversary of the Disposition Agreement, its Manager and its independent directors will engage in reasonable, good faith discussions regarding a potential internalization or other framework for a termination of the Management Services Agreement.
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
In connection with the IMTT Transaction, the Company made a Disposition Payment of $28 million to its Manager in December 2020 (currently in escrow).

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. Related Party Transactions  – (continued)
The unpaid portion of the base management fees and performance fees, if any, at the end of each reporting period is included in Due to Manager-related party in the consolidated balance sheets. The following table shows the Manager’s reinvestment of its base management fees and performance fees, if any, in shares:

Period	Base Management Fee Amount ($ in millions)	Performance Fee Amount ($ in millions)	Shares Issued
2020 Activities:
Fourth quarter 2020	$5	$—	162,791	(1)
Third quarter 2020	5	—	172,976
Second quarter 2020	4	—	146,452
First quarter 2020	7	—	181,617
2019 Activities:
Fourth quarter 2019	$9	$—	208,881
Third quarter 2019	8	—	201,827
Second quarter 2019	7	—	192,103
First quarter 2019	8	—	184,448
2018 Activities:
Fourth quarter 2018	$9	$—	220,208
Third quarter 2018	12	—	269,286
Second quarter 2018	11	—	277,053
First quarter 2018	13	—	265,002

(1)The Manager elected to reinvest all of the monthly base management fees for the quarter ended December 31, 2020 in new primary shares. The Company issued 162,791 shares for the quarter ended December 31, 2020, including 33,760 shares that were issued in January 2021 for the December 2020 monthly base management fee.
The Manager is not entitled to any other compensation and all costs incurred by the Manager, including compensation of seconded staff, are paid by the Manager out of its base management fee. However, the Company is responsible for other direct costs including, but not limited to, expenses incurred in the administration or management of the Company and its subsidiaries, income taxes, audit and legal fees, acquisitions and dispositions, and its compliance with applicable laws and regulations. The Manager charged the Company $314,000 in 2020 and approximately $1 million in each of the years in 2019 and 2018 for reimbursement of out-of-pocket expenses. The unpaid portion of the out-of-pocket expenses at the end of the reporting period is included in Due to Manager-related party in the consolidated balance sheets. In 2020 and 2019, the Company also incurred $60,000 and $294,000, respectively, in legal fees incurred by the Manager related to the Shareholder Litigation. For additional information, see Note 17, "Legal Proceedings and Contingencies", for further discussions.
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

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
13. Related Party Transactions  – (continued)
Long-Term Debt
The Company had a $600 million senior secured revolving credit facility at the holding company level where Macquarie Capital Funding LLC had a $40 million commitment. The Company incurred $648,000, $155,000, and $454,000 in interest expense related to Macquarie Capital Funding LLC’s portion of the senior secured revolving credit facility in 2020, 2019, and 2018, respectively. On January 19, 2021, the commitments on the senior secured revolving credit facility were terminated in accordance with the terms of that agreement. All outstanding balances were repaid as of December 31, 2020.
Other Transactions
In May 2018, the Company sold its equity interest in projects involving two properties to Macquarie Infrastructure and Real Assets, Inc. (MIRA Inc.), an affiliate of the Manager, for their cost of $27 million.
From time to time, indirect subsidiaries within Macquarie Group may enter into contracts with IMTT to lease capacity. The revenue from these contracts were approximately $2 million in 2020 and 2019, respectively, and were insignificant in 2018.
Other Related Party Transactions
In 2020 and 2019, the Company incurred $25,000 and $125,000, respectively, for advisory services from a former Board member.
14. Income Taxes
The Company files a consolidated federal income tax return that includes the financial results of its ongoing businesses, Atlantic Aviation and MIC Hawaii, and its discontinued operations, IMTT, through the date of sale. In addition, the businesses file income tax returns and may pay taxes in state and local jurisdictions in which they operate.
The Company’s income tax provision (benefit) related to the income from continuing operations in 2020, 2019, and 2018 were ($ in millions):

	Year Ended December 31,
	2020	2019	2018
Current taxes:
Federal	$129	$—	$—
State	3	6	7
Total current tax provision	132	6	7
Deferred taxes:
Federal	(8)	8	9
State	3	1	3
Total deferred tax (benefit) provision	(5)	9	12
Change in valuation allowance	—	—	(4)
Total tax provision	$127	$15	$15

For 2020, current federal income taxes included $126 million related to the tax expense on the difference between the Company's book and tax basis in its investment in IMTT.

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. Income Taxes – (continued)
The following represents the tax impact of temporary differences that give rise to significant portions of the deferred tax assets and deferred tax liabilities from continuing operations on December 31, 2020 and 2019 ($ in millions):

	As of December 31,
	2020	2019
Deferred tax assets:
Net operating loss carryforwards	$17	$18
Operating lease liabilities	87	85
Deferred revenue	5	4
Accrued expenses	8	6
Other	1	1
Net deferred tax assets	118	114
Deferred tax liabilities:
Intangible assets	(108)	(103)
Operating lease assets, net	(86)	(84)
Property and equipment	(45)	(41)
Equity component of convertible senior notes	(4)	(5)
Prepaid expenses and other	(2)	(1)
Total deferred tax liabilities	(245)	(234)
Net deferred tax liabilities	$(127)	$(120)

On December 31, 2019, the Company fully utilized all of its federal NOL carryforwards to offset income generated from continuing operations and a portion of the taxable gain from the sale of its solar and wind power generation facilities. The Company and its subsidiaries have state NOL carryforwards which are specific to the state in which the NOL was generated. Various states impose limitations on the utilization of NOL carryforwards.
In assessing the need for a valuation allowance, the Company considers whether it is more likely than not that some portion of the deferred tax assets will not be realized. The ultimate realization of deferred tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible. The Company considers the scheduled reversal of deferred tax liabilities, projected future taxable income, and tax planning strategies in making this assessment. In 2020, there were no significant change in the valuation allowance.
On December 31, 2020, the Company had $127 million in noncurrent deferred tax liabilities from continuing operations. A significant portion of the Company’s deferred tax liabilities relates to tax basis temporary differences of both intangible assets and property and equipment. The Company records the acquisitions of consolidated businesses under the purchase method of accounting and accordingly recognizes a significant increase to the value of the property and equipment and to intangible assets. For tax purposes, the Company may assume the existing tax basis of the acquired businesses, in which case the Company records a deferred tax liability to reflect the increase in the purchase accounting basis of the assets acquired over the carryover income tax basis. This liability will reduce in future periods as these temporary differences reverse.

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
14. Income Taxes – (continued)
In 2020, 2019, and 2018, the Company recorded total tax provision of $127 million, $15 million, and $15 million, respectively, from continuing operations. These amounts are different from the amounts computed by applying the U.S. federal income tax rate for the period to pretax income as a result of the following ($ in millions):

	Year Ended December 31,
	2020	2019	2018
Tax (benefit) provision at U.S. statutory rate	$(17)	$8	$3
Permanent differences and other	2	2	7
State income taxes, net of federal benefit	4	5	8
Income attributable to noncontrolling interest	—	—	1
Gain on sale of business	138	—	—
Change in valuation allowance	—	—	(4)
Total tax provision	$127	$15	$15
Uncertain Tax Positions
The amount of unrecognized tax benefits on December 31, 2020 and 2019 were not significant. The Company does not expect that the amount of unrecognized tax benefits will change in the next 12 months. The Company recognizes interest and penalties related to unrecognized tax benefits in Provision for Income Taxes in the consolidated statements of operations.
The federal statute of limitations on the assessment of additional income tax liabilities has lapsed for all returns filed on or before December 31, 2017. The various state statutes of limitations on the assessment of additional income taxes have lapsed on all returns filed on or before December 31, 2016.
15. Long-Term Contracted Revenue
Long-term contracted revenue consists of estimated revenue to be recognized in the future related to performance conditions that are unsatisfied or partially unsatisfied accounted for in accordance with ASC 606, Revenue from Contracts with Customers. The following long-term contracted revenue were in existence on December 31, 2020 ($ in millions):

2021	$55
2022	18
2023	13
2024	7
2025	4
Thereafter	10
Total	$107

The above table does not include the future minimum rental revenue from the renewable business within the MIC Hawaii reportable segment. The payments from these leases are considered variable as they are based on the output of the underlying assets (i.e. energy generated).
16. Employee Benefit Plans
401(k) Savings Plan
IMTT, Atlantic Aviation, and the Hawaii Gas business each have a defined contribution plan under Section 401(k) of the Internal Revenue Code, allowing eligible employees to contribute a percentage of their annual compensation up to an annual amount as set by the IRS.
The employer contribution to these plans ranges from 0% to 7% of eligible compensation. Employer contributions were $6 million in 2020 and $5 million in both 2019 and 2018, respectively.

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
On January 1, 2017, the IMTT DB Plan was frozen to new participants, except for the union employees of Bayonne, for whom it was subsequently frozen on January 1, 2018. On December 23, 2020, the IMTT DB Plan was sold in connection with the IMTT Transaction. See Note 4, "Discontinued Operations and Dispositions”, for further discussions.
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
Other Plan Benefits
IMTT, Hawaii Gas, and Atlantic Aviation have other insignificant plans that are comprised of the following. These plans are shown below collectively as “Other Plan Benefits”.
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
On December 23, 2020, the IMTT-Illinois Union Plan and the post-retirement life insurance plan was sold in connection with the IMTT Transaction. See Note 4, "Discontinued Operations and Dispositions”, for further discussions.
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

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16. Employee Benefit Plans  – (continued)
Additional information about the fair value of the benefit plan assets, the components of net periodic cost, and the projected benefit obligation as of and during 2020 and 2019 are ($ in millions).

	HG DB Plan Benefits		IMTT DB Plan Benefits		Other Plan Benefits		Total
	2020	2019	2020	2019	2020	2019	2020	2019
Change in benefit obligation:
Benefit obligation – beginning of year	$54	$49	$168	$143	$30	$28	$252	$220
Service cost	1	1	5	5	1	1	7	7
Interest cost	2	2	5	6	1	1	8	9
Actuarial losses	5	5	21	23	2	2	28	30
Benefits paid	(3)	(3)	(11)	(9)	(1)	(2)	(15)	(14)
Disposition of benefit obligation due to sale of business	—	—	(188)	—	(30)	—	(218)	—
Benefit obligation – end of year	$59	$54	$—	$168	$3	$30	$62	$252

Change in plan assets:
Fair value of plan assets - beginning of year	$52	$46	$94	$88	$9	$9	$155	$143
Actual return on plan assets	7	9	6	15	1	1	14	25
Employer contributions	—	—	—	—	1	1	1	1
Benefits paid	(3)	(3)	(11)	(9)	(1)	(2)	(15)	(14)
Disposition of plan asset due to sale of business	—	—	(89)	—	(10)	—	(99)	—
Fair value of plan assets – end of year	$56	$52	$—	$94	$—	$9	$56	$155

Collectively for the HG DB Plan, IMTT DB Plan, and IMTT – Illinois Union Plan, both accumulated and projected benefit obligations were $59 million and were in excess of the fair value of plan assets of $56 million on December 31, 2020. This compares with collective accumulated and projected benefit obligations of $205 million and $233 million, respectively, which were also in excess of the collective fair value of plan assets of $155 million on December 31, 2019. The variance in the accumulated and projected benefit obligations is primarily due to using projected salary assumptions through assumed termination of employment for active participants of the IMTT DB Plan as required under ASC 715. The remaining postretirement plans collectively resulted in accumulated postretirement benefit obligations of $3 million on December 31, 2020 and $19 million on December 31, 2019. Fair value of plan assets on these plans were zero for both periods.
Actuarial losses in the changes in benefit obligations for 2020 and 2019 resulted primarily due to the decrease in discount rate (see assumptions used in table below).
In 2020 and 2019, there were no contributions made to the HG DB Plan. As of December 31, 2020, Hawaii Gas is not expected to make any cash contribution to the HG DB Plan through 2030. The annual amount of any cash contributions will be dependent upon a number of factors such as market conditions and changes to regulations.

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16. Employee Benefit Plans  – (continued)
The funded status on December 31, 2020 and 2019 are presented in the following table ($ in millions):

	HG DB Plan Benefits		IMTT DB Plan Benefits		Other Plan Benefits		Total
	2020	2019	2020	2019	2020	2019	2020	2019
Funded status
Funded status at end of year	$(3)	$(2)	$—	$(74)	$(3)	$(21)	$(6)	$(97)
Net amount recognized in balance sheet	$(3)	$(2)	$—	$(74)	$(3)	$(21)	$(6)	$(97)
Amounts recognized in balance sheet consisting of:
Current liabilities	$—	$—	$—	$—	$—	$(1)	$—	$(1)
Noncurrent liabilities	(3)	(2)	—	(74)	(3)	(20)	(6)	(96)
Net amount recognized in balance sheet	$(3)	$(2)	$—	$(74)	$(3)	$(21)	$(6)	$(97)
Amounts not yet reflected in net periodic benefit cost and included in accumulated other comprehensive loss in 2020 and 2019 are presented in the following table ($ in millions):

	HG DB Plan Benefits		IMTT DB Plan Benefits		Other Plan Benefits		Total
	2020	2019	2020	2019	2020	2019	2020	2019
Accumulated loss	$(8)	$(8)	$(40)	$(20)	$(7)	$(5)	$(55)	$(33)
Accumulated other comprehensive loss	(8)	(8)	(40)	(20)	(7)	(5)	(55)	(33)
Net periodic benefit cost in excess (deficit) of cumulative employer contributions	5	6	(59)	(54)	(16)	(16)	(70)	(64)
Disposition of net periodic benefit cost in deficit of cumulative employer contributions due to sale of business	—	—	59	—	14	—	73	—
Reclassification to net (loss) income due to sale of business(1)	—	—	40	—	6	—	46	—
Net amount recognized in balance sheet	$(3)	$(2)	$—	$(74)	$(3)	$(21)	$(6)	$(97)

(1)Reclassified to discontinued operations in the consolidated statement of operations in connection with the IMTT Transaction. See Note 4, "Discontinued Operations and Dispositions", for further discussions.

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16. Employee Benefit Plans  – (continued)
The components of net periodic benefit cost and other changes in other comprehensive (income) loss for the plans are shown below ($ in millions):

	HG DB Plan Benefits			IMTT DB Plan Benefits			Other Plan Benefits			Total
	2020	2019	2018	2020	2019	2018	2020	2019	2018	2020	2019	2018
Components of net periodic benefit cost:
Service cost	$1	$1	$1	$5	$5	$6	$1	$1	$1	$7	$7	$8
Interest cost	2	2	2	5	6	6	1	1	1	8	9	9
Expected return on plan assets	(2)	(3)	(3)	(5)	(5)	(6)	—	—	(1)	(7)	(8)	(10)
Recognized actuarial loss	—	1	1	—	—	—	—	—	—	—	1	1
Net periodic benefit cost	$1	$1	$1	$5	$6	$6	$2	$2	$1	$8	$9	$8
Other changes recognized in other comprehensive (income) loss:
Net (gain) loss arising during the year	$—	$(1)	$1	$20	$13	$(11)	$2	$1	$(1)	$22	$13	$(11)
Amortization of loss	—	(1)	(1)	—	—	—	—	—	—	—	(1)	(1)
Total recognized in other comprehensive (income) loss	$—	$(2)	$—	$20	$13	$(11)	$2	$1	$(1)	$22	$12	$(12)

The assumptions used in accounting for the HG DB Plan Benefits, IMTT DB Plan Benefits, and Other Plan Benefits are:

	HG DB Plan Benefits			IMTT DB Plan Benefits			Other Plan Benefits
	2020	2019	2018	2020	2019	2018	2020		2019		2018
Weighted average assumptions to determine benefit obligations:
Discount rate	2.45%	3.20%	4.25%	2.60%	3.25%	4.35%	1.73% to 2.75%		2.82% to 3.35%		3.91% to 4.35%
Rate of compensation increase	N/A	N/A	N/A	4.57%	4.57%	4.57%	4.57%	(2)	4.57%	(2)	4.57%	(2)
Measurement date	Dec 31	Dec 31	Dec 31	Dec 23	Dec 31	Dec 31	Dec 23 to Dec 31	(1)	Dec 31		Dec 31
Weighted average assumptions to determine net cost:
Discount rate	3.20%	4.25%	3.60%	3.25%	4.35%	3.70%	2.82% to 3.35%		3.91% to 4.35%		3.25% to 3.70%
Expected long-term rate of return on plan assets during fiscal year	4.50%	4.90%	5.90%	5.50%	5.50%	5.60%	5.50%	(3)	5.50%	(3)	5.75%	(3)
Rate of compensation increase	N/A	N/A	N/A	4.57%	4.57%	4.57%	4.57%	(2)	4.57%	(2)	4.57%	(2)
Assumed healthcare cost trend rates:
Initial health care cost trend rate							7.25%		7.25% to 7.75%		8.00% to 8.50%
Ultimate rate							4.50%		4.50% to 5.00%		4.50% to 5.00%
Year ultimate rate is reached							2029		2027 to 2028		2026 to 2027

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16. Employee Benefit Plans  – (continued)

(1)Measurement date related to the IMTT post-retirement life insurance plan and IMTT-Illinois Union Plan was December 23, 2020.
(2)Only applies to IMTT post-retirement life insurance plan.
(3)Only applies to IMTT-Illinois Union Plan.

Pension asset investment decisions are made with assistance of an outside paid advisor to achieve the multiple goals of high rate of return, diversification, and safety. The business has instructed the trustee, the investment manager, to maintain the allocation of the defined benefit plans’ assets with fixed income securities, equity securities, real estate fund investments, and cash. The asset allocation on December 31, 2020 and 2019 were:

	HG DB Plan Benefits		IMTT DB Plan Benefits		Other Plan Benefits
	2020	2019	2020	2019	2020	2019
Equity securities	25%	26%	—	44%	—	47%
Fixed income securities	70%	69%	—	40%	—	43%
Private equity	—	—	—	8%	—	2%
Global real estate fund	4%	4%	—	4%	—	5%
Cash	1%	1%	—	4%	—	3%
Total	100%	100%	—	100%	—	100%
The expected returns on plan assets were estimated based on the allocation of assets and management’s expectations regarding future performance of the investments held in the investment portfolios. The asset allocations as of December 31, 2020 and 2019 measurement dates were ($ in millions):

	Fair Value Measurement on December 31, 2020 Pension Benefits - Plan Assets
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
Asset category:
Cash and money market	$1	$1	$—	$—
Equity securities	14	—	14	—
Fixed income securities	39	—	39	—
Global real estate fund	2	—	2	—
Total	$56	$1	$55	$—

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
16. Employee Benefit Plans  – (continued)

	Fair Value Measurement on December 31, 2019 Pension Benefits - Plan Assets
	Total	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)	Net Asset Value (NAV)
Asset category:
Cash and money market	$5	$5	$—	$—	$—
Equity securities	59	—	59	—	—
Fixed income securities	77	—	77	—	—
Global real estate fund	6	—	6	—	—
Domestic private equity	8	—	—	—	8
Total	$155	$5	$142	$—	$8

The estimated future benefit payments for the next ten years are ($ in millions):

2021	$3
2022	3
2023	3
2024	3
2025	3
Thereafter	17
Total	$32

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
Shareholder Litigation
On April 23, 2018, a complaint captioned City of Riviera Beach General Employees Retirement System v. Macquarie Infrastructure Corp., et al., Case 1:18-cv-03608 (VSB), was filed in the United States District Court for the Southern District of New York. A substantially identical complaint captioned Daniel Fajardo v. Macquarie Infrastructure Corporation, et al., Case No. 1:18-cv-03744 (VSB) was filed in the same court on April 27, 2018. Both complaints asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder on behalf of a putative class consisting of all purchasers of MIC common stock between February 22, 2016 and February 21, 2018. The named defendants in both cases were the Company and four current or former officers of MIC and one of its subsidiaries, IMTT Holdings LLC. The complaints in both actions allege that the Company and the individual defendants knowingly made material misstatements and omitted material facts in its public disclosures concerning the Company’s and IMTT’s business and the sustainability of the Company’s dividend to stockholders. On January 30, 2019, the Court issued an opinion and order consolidating the two cases, appointing Moab Partners, L.P. (Moab) as Lead Plaintiff and approving Moab’s selection of lead counsel. On February 20, 2019, Moab filed a consolidated class action complaint. In addition to the claims noted above, the consolidated class action complaint also asserts claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 relating to the Company’s November 2016 secondary public offering of common stock. The consolidated amended complaint also adds Macquarie Infrastructure Management (USA) Inc., Barclays Capital Inc., and seven additional current or former officers or directors of MIC as defendants. On April 22, 2019, the Company and the other defendants filed motions to dismiss the consolidated class action complaint in its entirety, with prejudice. Briefing concluded on July 22, 2019. The Company intends to continue to vigorously contest the claims asserted, which the Company believes are entirely meritless.

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

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
18. Quarterly Data (Unaudited)
The following table represents the summary of financial data from both continuing and discontinued operations for the quarters related to the years ended December 31, 2020 and 2019.

Quarter ended	March 31	June 30	September 30	December 31
	(In Millions, except per share data)
2020
Revenue from continuing operations	$284	$141	$202	$220
Operating income (loss) from continuing operations	22	(12)	21	(22)
Net loss from continuing operations attributable to MIC	(7)	(25)	(158)	(16)
Net income (loss) from discontinued operations attributable to MIC	18	17	(735)	(22)

Per share information attributable to MIC(1):
Basic loss per share from continuing operations attributable to MIC	$(0.08)	$(0.29)	$(1.82)	$(0.18)
Basic income (loss) per share from discontinued operations attributable to MIC	0.21	0.20	(8.44)	(0.26)
Basic income (loss) per share attributable to MIC	0.13	(0.09)	(10.26)	(0.44)
Diluted loss per share from continuing operations attributable to MIC	$(0.08)	$(0.29)	$(1.82)	$(0.18)
Diluted income (loss) per share from discontinued operations attributable to MIC	0.21	0.20	(8.44)	(0.26)
Diluted income (loss) per share attributable to MIC	0.13	(0.09)	(10.26)	(0.44)
Cash dividends declared per share	$—	$—	$—	$11.00

2019
Revenue from continuing operations	$321	$297	$287	$307
Operating income from continuing operations	53	27	29	34
Net income (loss) from continuing operations attributable to MIC	23	(5)	2	5
Net income from discontinued operations attributable to MIC	47	16	59	9

Per share information attributable to MIC(1):
Basic income (loss) per share from continuing operations attributable to MIC	$0.27	$(0.06)	$0.03	$0.06
Basic income per share from discontinued operations attributable to MIC	0.55	0.19	0.68	0.10
Basic income per share attributable to MIC	0.82	0.13	0.71	0.16
Diluted income (loss) per share from continuing operations attributable to MIC	$0.27	$(0.06)	$0.03	$0.06
Diluted income per share from discontinued operations attributable to MIC	0.55	0.19	0.68	0.10
Diluted income per share attributable to MIC	0.82	0.13	0.71	0.16
Cash dividends declared per share	$1.00	$1.00	$1.00	$1.00

(1)Due to averaging of shares, quarterly earnings per share may not sum to the totals reported for the full year.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE
None.
ITEM 9A. CONTROLS AND PROCEDURES
(a) Management’s Evaluation of Disclosure Controls and Procedures
Our principal executive officer and principal financial officer, after evaluating the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-15(e) and 15d-15(e)) as of the end of the period covered by this Form 10-K, have concluded that, based on such evaluation, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in the reports that we file or submit under the Exchange Act is recorded, processed, summarized, and reported, within the time periods specified in the SEC’s rules and forms, and is accumulated and communicated to our management, including our principal executive and principal financial officers, or persons performing similar functions, as appropriate to allow timely decisions regarding required disclosure.
(b) Management’s Annual Report on Internal Control over Financial Reporting
Management of the Company is responsible for establishing and maintaining effective internal control over financial reporting, and for performing an assessment of the effectiveness of internal control over financial reporting as of December 31, 2020. Internal control over financial reporting is defined in Rule 13a-15(f) or 15d-15(f) promulgated under the Securities Exchange Act of 1934 as a process designed by, or under the supervision of, the Company’s principal executive and principal financial officers and effected by the Company’s Board of Directors, management, and other personnel, to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles.
Internal control over financial reporting includes those policies and procedures that: (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the Company; (2) provide reasonable assurance that transactions are recorded as necessary to permit the preparation of financial statements in accordance with U.S. GAAP, and that receipts and expenditures of the Company are being made only in accordance with authorizations of management and directors of the Company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the Company’s assets that could have a material effect on the financial statements.
All internal control systems, no matter how well designed, have inherent limitations. Because of the inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or the degree of compliance with the policies, or procedures may deteriorate. Accordingly, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.
Management used the framework set forth in the report entitled ‘‘Internal Control-Integrated Framework (2013)’’ published by the Committee of Sponsoring Organizations of the Treadway Commission (referred to as COSO) to evaluate the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020. As a result of its evaluation, management has concluded that the Company’s internal control over financial reporting was effective as of December 31, 2020 based on those criteria.
The effectiveness of the Company’s internal control over financial reporting as of December 31, 2020 has been audited by KPMG LLP, the Company’s independent registered public accounting firm, as stated in their report appearing on page 116, which expressed an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting as of December 31, 2020.

(c) Attestation Report of Independent Registered Public Accounting Firm
Report of Independent Registered Public Accounting Firm

To the Stockholders and Board of Directors
Macquarie Infrastructure Corporation:

Opinion on Internal Control Over Financial Reporting

We have audited Macquarie Infrastructure Corporation and subsidiaries’ (the Company) internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2020 and 2019, the related consolidated statements of operations, comprehensive (loss) income, stockholders’ equity, and cash flows for each of the years in the three-year period ended December 31, 2020, and the related notes (collectively, the consolidated financial statements), and our report dated February 17, 2021 expressed an unqualified opinion on those consolidated financial statements.

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

/s/ KPMG LLP

Dallas, Texas
February 17, 2021

(d) Changes in Internal Control over Financial Reporting
No change in our internal control over financial reporting (as such term is defined in Exchange Act Rules 13a-15(f)) was identified in connection with the evaluation described in (b) during the fiscal year ended December 31, 2020 that materially affected, or is reasonably likely to material affect, our internal control over financial reporting.

ITEM 9B. OTHER INFORMATION
Not Applicable.
PART III
ITEM 10. DIRECTORS, EXECUTIVE OFFICERS, AND CORPORATE GOVERNANCE
The Company will furnish to the Securities and Exchange Commission a definitive proxy statement not later than 120 days after the end of the fiscal year ended December 31, 2020.
The information required by this Item 10 is included under the captions “Election of Directors”, “Governance Information”, and “Section 16(A) Beneficial Ownership Reporting Compliance” in our proxy statement for our 2021 annual meeting of stockholders and is incorporated herein by reference.
Our Code of Business Conduct applies to all of our directors, officers, and employees as well as all directors, officers, and employees of our Manager involved in the management of the Company and its businesses. Our Code of Business Conduct is posted on the Governance page of our website, www.macquarie.com/mic. We will post any amendment to the Code of Business Conduct, and any waivers that are required to be disclosed by the rules of either the SEC or the NYSE, on our website.
ITEM 11. EXECUTIVE COMPENSATION
The information required by this Item 11 is included under the captions “Director Compensation”, “Compensation Discussion and Analysis”, “Executive Compensation”, “Governance Information”, and “Compensation Committee Report” in our proxy statement for our 2021 annual meeting of stockholders and is incorporated herein by reference.
ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS
The information required by this Item 12 is included under the caption “Share Ownership of Directors, Executive Officers, and Principal Stockholders” in our proxy statement for our 2021 annual meeting of stockholders and is incorporated herein by reference.
ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS AND DIRECTOR INDEPENDENCE
The information required by this Item 13 is included under the caption “Certain Relationships and Related Party Transactions” and “Governance Information” in our proxy statement for our 2021 annual meeting of stockholders and is incorporated herein by reference.
ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES
The information required by this Item 14 is included under the caption “Ratification of Selection of Independent Auditor” in our proxy statement for our 2021 annual meeting of stockholders and is incorporated herein by reference.
PART IV
ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES
Financial Statements and Schedules
The consolidated financial statements in Part II, Item 8, and schedule listed in the accompanying exhibit index are filed as part of this report.
Exhibits
The exhibits listed on the accompanying exhibit index are filed as a part of this report.
ITEM 16. FORM 10-K SUMMARY
None.

EXHIBIT INDEX

2.1
Purchase Agreement dated November 8, 2020 by and among RS Ivy Holdco, Inc., MIC Ohana Corporation, Macquarie Terminal Holdings LLC and Macquarie Infrastructure Corporation (incorporated by reference to Exhibit 2.1 to the Company’s Current Report on Form 8-K filed with the SEC on November 9, 2020).

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

4.3
Third Supplemental Indenture, dated as of October 13, 2016, by and among Macquarie Infrastructure Corporation and Wells Fargo Bank, National Association, as Trustee (including the form of 2.00% Convertible Senior Note due 2023) (incorporated by reference to Exhibit 4.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on October 14, 2016).

4.4
Description of Registrant's securities registered pursuant to Section 12 of the Securities Exchange Act of 1934, as amended (incorporated by reference to Exhibit 4.5 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2019, filed with the SEC on February 25, 2020).

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
10.7*
Amendment No. 1 to Macquarie Infrastructure Corporation 2016 Omnibus Employee Incentive Plan (incorporated by reference to Appendix A of the Registrant’s Definitive Proxy Statement filed with the SEC on April 2, 2019).

10.8
Credit Agreement, dated as of December 6, 2018, among Atlantic Aviation FBO Inc., Atlantic Aviation FBO Holdings LLC, JPMorgan Chase Bank, N.A., as administrative agent and collateral agent and the lenders party thereto (incorporated by reference to Exhibit 10.17 of the Registrant's Annual Report on Form 10-K for the fiscal year ended December 31, 2018).

10.9
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

10.10†
Note Purchase Agreement, dated as of August 8, 2012, among The Gas Company, LLC and the purchasers named therein, with respect to the issuance of 4.22% Senior Secured Notes due 2022 (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended September 30, 2012).

10.11†
Credit Agreement, dated as of February 10, 2016, among HGC Holdings LLC, Wells Fargo Bank N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

10.12†
Credit Agreement, dated as of February 10, 2016, among The Gas Company LLC, Wells Fargo Bank N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2016).

10.13†
Amendment No. 1, dated as of February 21, 2017, to the Amended and Restated Credit Agreement, dated as of February 10, 2016, among HGC Holdings LLC, Wells Fargo Bank N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).

10.14†
Amendment No. 1, dated as of February 21, 2017, to the Amended and Restated Credit Agreement, dated as of February 10, 2016, among The Gas Company LLC, Wells Fargo Bank N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 of the Registrant’s Quarterly Report on Form 10-Q for the quarter ended March 31, 2017).

10.15†
Amendment No. 2, dated as of February 12, 2018, to the Amended and Restated Credit Agreement, dated as of February 10, 2016, among HGC Holdings LLC, Wells Fargo Bank N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.24 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017).

10.16†
Amendment No. 2, dated as of February 12, 2018, to the Amended and Restated Credit Agreement, dated as of February 10, 2016, among The Gas Company LLC, Wells Fargo Bank N.A., as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.25 of the Registrant’s Annual Report on Form 10-K for the fiscal year ended December 31, 2017).

21.1**	Subsidiaries of the Registrant
23.1**	Consent of KPMG LLP
24.1	Powers of Attorney (included in signature pages)
31.1**	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2**	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1***	Section 1350 Certification of Chief Executive Officer
32.2***	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Registrant's Annual Report on Form 10-K for the year ended December 31, 2020, formatted in XBRL and contained in Exhibit 101.

*    Management contract, compensatory plan, or arrangement.
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

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, Macquarie Infrastructure Corporation has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, on February 17, 2021.

MACQUARIE INFRASTRUCTURE CORPORATION (Registrant)
By:	/s/ Christopher Frost
Chief Executive Officer
We, the undersigned directors and executive officers of Macquarie Infrastructure Corporation, hereby severally constitute Christopher Frost and Nick O'Neil, and each of them singly, our true and lawful attorneys with full power to them and each of them to sign for us, and in our names in the capacities indicated below, any and all amendments to the Annual Report on Form 10-K filed with the Securities and Exchange Commission, hereby ratifying and confirming our signatures as they may be signed by our said attorneys to any and all amendments to said Annual Report on Form 10-K.
Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Macquarie Infrastructure Corporation and in the capacities indicated on the 17th day of February 2021.

Signature	Title

/s/ Christopher Frost	Chief Executive Officer and Director
Christopher Frost	(Principal Executive Officer)

/s/ Nick O'Neil	Chief Financial Officer
Nick O'Neil	(Principal Financial Officer)

/s/ Robert Choi	Principal Accounting Officer
Robert Choi

/s/ Martin Stanley	Chairman of the Board of Directors
Martin Stanley

/s/ Norman H. Brown, Jr.	Director
Norman H. Brown, Jr.

/s/ Amanda Brock	Director
Amanda Brock

/s/ Ronald Kirk	Director
Ronald Kirk

/s/ Maria J. Dreyfus	Director
Maria J. Dreyfus

/s/ Henry E. Lentz	Director
Henry E. Lentz

/s/ Ouma Sananikone	Director
Ouma Sananikone