Form 10-Q
period 2021-03-31
Macquarie Infrastructure Corp
filed 2021-05-04
CIK 1289790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________

FORM 10-Q
_____________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended March 31, 2021
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
There were 87,593,632 shares of common stock, with $0.001 par value, outstanding on April 30, 2021.

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

Cautionary Note Regarding Forward-Looking Statements
In addition to historical information, this quarterly report on Form 10-Q (Quarterly Report) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act. Forward-looking statements may appear throughout this Quarterly Report, including without limitation, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section. We may, in some cases, use words such as “project”, “believe”, “anticipate”, “plan”, “expect”, “estimate”, “intend”, “should”, “would”, “could”, “potentially”, “may”, or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, statements regarding potential sales of our businesses (including our proposed reorganization) and the anticipated uses of any proceeds therefrom, statements regarding the anticipated specific and overall impacts of COVID-19 and any related recovery, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the risks identified in our Annual Report on the Form 10-K for the year ended December 31, 2020, this Quarterly Report on Form 10-Q, and in other reports we file from time to time with the Securities and Exchange Commission (SEC).
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
On October 31, 2019, in addition to the active management of our existing portfolio of businesses, we announced our intention to pursue strategic alternatives and have since been engaged in processes that could result in the sale of our Company or one or more of our operating businesses. During the quarter ended September 30, 2020, International-Matex Tank Terminals (IMTT) was classified as a discontinued operation and eliminated as a reportable segment. All periods reported herein reflect this change. In December 2020, we completed the sale of IMTT (IMTT Transaction).
On March 30, 2021, MIC entered into an agreement and plan of merger (the Merger Agreement) with Macquarie Infrastructure Holdings, LLC (Holdings LLC), a recently formed Delaware limited liability company and a direct wholly-owned subsidiary of MIC, and Plum Merger Sub, Inc., a recently formed Delaware corporation and a direct wholly owned subsidiary of Holdings LLC (Merger Sub), providing for Merger Sub to merge with and into MIC (the Merger), resulting in MIC becoming a direct wholly-owned subsidiary of Holdings LLC, which will become publicly-traded, subject to the satisfaction of certain closing conditions (including the approval of the Company’s shareholders). Upon the effectiveness of the Merger, each share of the Company’s common stock will be converted into one Holdings LLC common unit. Following the consummation of the Merger, it is anticipated that a direct subsidiary of MIC will distribute all of the limited liability company interests in MIC Hawaii Holdings, LLC (MIC Hawaii) to MIC and MIC will in turn distribute such limited liability company interests to Holdings LLC (such distributions, together with the merger, the “Reorganization”). MIC Hawaii holds the businesses comprising the Company’s MIC Hawaii business segment. MIC believes that the Reorganization will provide flexibility to pursue the sale or sales of the Company’s remaining operating businesses in any sequence without altering the after-tax net proceeds to shareholders. Following receipt of shareholder approval of the Merger, the Board intends to evaluate the status of efforts to sell MIC or its remaining operating businesses, and complete the Reorganization at such time as it determines will be in the best interests of the Company and its shareholders. The Board currently anticipates implementing the Reorganization following execution of a definitive agreement for, and prior to completing, the sale of the Atlantic Aviation business. The Board may abandon or postpone the Merger at any time prior to its effective time.
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
Recent Developments
2.00% Convertible Senior Notes Tender
On February 17, 2021, we initiated a tender offer for any and all of our 2.00% Convertible Senior Notes outstanding. On March 16, 2021, we repurchased $358.6 million in aggregate principal amount of the Notes in the tender offer. In April 2021, we repurchased an additional $5.7 million resulting in an outstanding balance of $38.2 million.
Hawaii Gas Senior Secured Notes
On April 19, 2021, The Gas Company, LLC (d.b.a. Hawaii Gas) fully repaid all of its $100.0 million senior secured notes outstanding and incurred a $4.7 million 'make-whole' payment.
MIC Global Services
In connection with sales processes for our businesses, we are allocating personnel and costs associated with our shared services center in Plano, TX, other than functions supporting the public company, to Atlantic Aviation and adding resources to our MIC Hawaii business such that it can operate on a stand-alone basis.
Historical Dividends
Since January 1, 2020, MIC has paid or declared the following dividends:

Declared	Period Covered	$ per Share	Record Date	Payable Date
December 23, 2020	(1)	$11.00	January 5, 2021	January 8, 2021
February 14, 2020	Fourth quarter 2019	1.00	March 6, 2020	March 11, 2020
___________
(1)Special dividend declared and paid out of the net proceeds from the IMTT Transaction. Shares of MIC traded with “due-bills” attached through January 8, 2021 and traded ex-dividend on January 11, 2021.
We intend to provide investors with the benefits of investing in infrastructure and infrastructure-like businesses that we believe will generate growing amounts of cash flow over time as a result of their positive correlation with inflation and provision of basic services to customers. Historically, we have used most of the distributable cash flow to support the payment of quarterly dividends. On April 2, 2020, in response to the effects of COVID-19 on the performance and prospects of our businesses, we suspended our quarterly cash dividend. On December 23, 2020, following the successful completion of the IMTT Transaction, our Board authorized the payment of a special dividend of $11.00 per share in cash comprising the net proceeds from the IMTT Transaction after paying or reserving for capital gains taxes, transaction costs, a Disposition Payment, and the retirement of holding company level debt. As a result of the IMTT Transaction, our ability to generate distributable cash flow in the future has been reduced.
Consistent with our focus on preparing our businesses for and completing a sale or sales of our operating businesses, it is likely that the majority of any Free Cash Flow in 2021 will be deployed completing projects to which we have committed and reducing indebtedness generally. Although our Board regularly reviews our dividend policy, it is unlikely that it will authorize the payment of a regular dividend in 2021 while the sale of the Company or its operating businesses is being actively pursued. Consistent with the outcome of the IMTT Transaction, we expect that the net proceeds from any future sale would also be distributed to stockholders.
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
Results of Operations: Consolidated
Impact of COVID-19
We continue to closely monitor the effects of COVID-19 and are actively managing our response by placing a priority on the health and safety of our employees, contractors, their families, customers, and the broader communities in which our businesses operate. Both Atlantic Aviation and the MIC Hawaii businesses are classified as essential services businesses and remain fully operational. The businesses are adhering to pandemic response plans and are following guidance from the Centers for Disease Control and Prevention (CDC) as well as federal, state, and local governments with respect to conducting operations safely. To the extent possible, and as permitted by local guidelines, our businesses are facilitating vaccination of their employees against COVID-19.
In addition to standard operating procedures designed to maintain safe operations, our businesses have implemented additional measures including: (i) a work from home policy for all employees that are able to do so; (ii) enhancing cleaning and disinfecting of facilities; (iii) limiting interactions between employees and customers through social distancing; (iv) mandating the use of personal protective equipment by employees; (v) modifying shift schedules to reduce exposure between shifts; and (vi) educating customers on alternative payment and customer care options as a means of limiting interactions with employees at MIC Hawaii. All of the MIC businesses are engaged in ongoing communications with employees, customers, vendors, lenders, and other stakeholders apprising them of the business' response to the pandemic. We believe our staff and customers can access our facilities safely and in compliance with relevant directives.
COVID-19 continues to negatively affect the performance of our businesses, although the effects have diminished relative to this time last year. Some of the federal, state, and local governments' pandemic response measures including social distancing, quarantines, travel restrictions, prohibitions on public gatherings, and stay-at-home orders have been rolled back. Despite the roll back, GA flight activity and the demand for jet fuel and ancillary services provided by Atlantic Aviation continues to be affected by COVID-19. The easing of travel restrictions has resulted in an increase in economic activity and the number of visitors to Hawaii, but not to pre-COVID-19 levels. The widespread availability of COVID-19 vaccines is expected to have a positive effect on activity levels at our businesses.
Changes in GA flight activity relative to the levels achieved in the first quarter of 2021 will depend upon the duration of the pandemic, any governmental response including renewed travel restrictions, and the state of the U.S. and global economies, as well as increases in business, international, and event-driven activity all of which are uncertain. Visitor arrivals to Hawaii, the primary driver of increases in demand for gas in Hawaii, improved gradually during the first quarter of 2021 over the fourth quarter of 2020 following the implementation of a quarantine exemption for visitors with evidence of a negative COVID-19 test prior to arrival in the islands and increased visitor confidence levels due to the availability of COVID-19 vaccines. The rate of recovery in the number of visitors to Hawaii going forward is uncertain.
Cost saving initiatives implemented over the past year including hiring freezes, reductions in regular hours and overtime, furloughs, deferral of maintenance and repair work have been eased as demand for services has increased. While management of our businesses remain focused on conducting operations as efficiently as possible, we believe that the cash generated by their ongoing operations will be sufficient to fund our businesses, including committed growth projects.
In addition to the cash generated by our operating businesses, our sources of funding include the $359.5 million of cash we had on hand on March 31, 2021. The $359.5 million is net of amounts used or reserved for capital gains taxes paid in April 2021 in relation to the IMTT Transaction and the repurchase of any and all of our 2.00% Convertible Senior Notes outstanding. In April 2021, we repaid all of the $100.0 million senior secured notes outstanding at MIC Hawaii and incurred a $4.7 million 'make-whole' payment. See Recent Developments above.

Results of Operations: Consolidated – (continued)
Our consolidated results of operations are as follows:

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2021	2020	$	%
	($ In Thousands, Except Share and Per Share Data) (Unaudited)
Revenue
Service revenue	$209,604	$223,997	(14,393)	(6)
Product revenue	54,587	60,462	(5,875)	(10)
Total revenue	264,191	284,459	(20,268)	(7)
Costs and expenses
Cost of services	82,233	94,663	12,430	13
Cost of product sales	34,756	41,934	7,178	17
Selling, general and administrative	77,012	87,583	10,571	12
Fees to Manager - related party	5,552	7,356	1,804	25
Depreciation and amortization	27,519	30,531	3,012	10
Total operating expenses	227,072	262,067	34,995	13
Operating income	37,119	22,392	14,727	66
Other income (expense)
Interest income	161	468	(307)	(66)
Interest expense(1)	(18,619)	(26,705)	8,086	30
Other income (expense), net	502	(146)	648	NM
Net income (loss) from continuing operations before income taxes	19,163	(3,991)	23,154	NM
Provision for income taxes	(5,366)	(2,997)	(2,369)	(79)
Net income (loss) from continuing operations	13,797	(6,988)	20,785	NM

Discontinued Operations
Net income from discontinued operations before income taxes	—	24,545	(24,545)	(100)
Provision for income taxes	—	(6,330)	6,330	100
Net income from discontinued operations	—	18,215	(18,215)	(100)
Net income	13,797	11,227	2,570	23

Net income (loss) from continuing operations	13,797	(6,988)	20,785	NM
Less: net income (loss) attributable to noncontrolling interests	597	(75)	(672)	NM
Net income (loss) from continuing operations attributable to MIC	13,200	(6,913)	20,113	NM
Net income from discontinued operations	—	18,215	(18,215)	(100)
Net income from discontinued operations attributable to MIC	—	18,215	(18,215)	(100)
Net income attributable to MIC	$13,200	$11,302	1,898	17

Basic income (loss) per share from continuing operations attributable to MIC	$0.15	$(0.08)	0.23	NM
Basic income per share from discontinued operations attributable to MIC	—	0.21	(0.21)	(100)
Basic income per share attributable to MIC	$0.15	$0.13	0.02	15
Weighted average number of shares outstanding: basic	87,411,455	86,686,972	724,483	1
___________
NM — Not meaningful.
(1)Interest expense includes non-cash gains on derivative instruments of $281,000 and non-cash losses of $4.3 million for the quarters ended March 31, 2021 and 2020, respectively.
Revenue
Consolidated revenues decreased for the quarter ended March 31, 2021 compared with the quarter ended March 31, 2020 primarily due to (i) a decrease in the amount of jet fuel sold by Atlantic Aviation and gas sold by MIC Hawaii; and (ii) a lower wholesale cost of jet fuel, attributable to the impact of COVID-19.

Results of Operations: Consolidated – (continued)
Cost of Services and Product Sales
Consolidated cost of services and cost of product sales decreased for the quarter ended March 31, 2021 compared with the quarter ended March 31, 2020 primarily due to (i) a decrease in the amount of jet fuel sold by Atlantic Aviation and gas sold by MIC Hawaii; and (ii) a lower wholesale cost of jet fuel, attributable to the impact of COVID-19. In addition, the decrease in cost of product sales reflects a favorable mark-to-market adjustment of the value of the commodity hedge contracts for its wholesale liquified petroleum gas (LPG) purchases on MIC Hawaii's balance sheet (see “Results of Operations — MIC Hawaii” below).
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased for the quarter ended March 31, 2021 compared with the quarter ended March 31, 2020 primarily due to lower costs incurred in connection with efforts to sell our businesses and decreases in salary and benefits and professional services. The decrease in selling, general and administrative expenses was partially offset by costs incurred related to the tender offer for our 2.00% Convertible Senior Notes and higher insurance costs.
Fees to Manager
Our Manager is entitled to a monthly base management fee based on our market capitalization and potentially a quarterly performance fee based on total stockholder returns relative to a U.S. utilities index. For the quarters ended March 31, 2021 and 2020, we incurred base management fees of $5.6 million and $7.4 million, respectively. The decrease in base management fees reflects a reduction in our average market capitalization (primarily as a result of the IMTT Transaction) and the increase in our average holding company cash balance during the quarter ended March 31, 2021. No performance fees were incurred in either of the current or prior comparable period. The unpaid portion of base management fees and performance fees, if any, at the end of each reporting period is included in the line item Due to Manager-related party in our consolidated condensed balance sheets.
In accordance with the Management Services Agreement, our Manager elected to reinvest any fees to which it was entitled in new primary shares in the periods shown below and has currently elected to reinvest future base management fees and performance fees, if any, in new primary shares.

Period	Base Management Fee Amount ($ in Thousands)	Performance Fee Amount ($ in Thousands)	Shares Issued
2021 Activities:
First quarter 2021	$5,552	$—	176,296	(1)

2020 Activities:
Fourth quarter 2020	$4,903	$—	162,791
Third quarter 2020	4,980	—	172,976
Second quarter 2020	3,824	—	146,452
First quarter 2020	7,356	—	181,617
___________
(1)Our Manager elected to reinvest all monthly base management fees for the first quarter of 2021 in new primary shares. We issued 176,296 shares for the quarter ended March 31, 2021, including 67,120 shares that were issued in April 2021 for the March 2021 monthly base management fee.
Depreciation and Amortization
The decrease in depreciation and amortization expense for the quarter ended March 31, 2021 compared with the quarter ended March 31, 2020 primarily reflects the full amortization of certain airport contract rights at Atlantic Aviation, partially offset by assets placed in service.

Results of Operations: Consolidated – (continued)
Interest Expense, net, and Gains (Losses) on Derivative Instruments
Interest expense, net, includes non-cash gains on derivative instruments of $281,000 and non-cash losses of $4.3 million for the quarters ended March 31, 2021 and 2020, respectively, and amortization of deferred financing costs and debt discount. Gains (losses) on derivatives recorded in interest expense are attributable to the change in fair value of interest rate hedges. For the quarter ended March 31, 2021, interest expense also includes non-cash write-offs of deferred financing costs of $4.3 million related to the repurchase of our 2.00% Convertible Senior Notes and the cancellation of the holding company revolving credit facility.
Excluding these non-cash adjustments and write-offs, cash interest expense totaled $13.1 million and $18.6 million for the quarters ended March 31, 2021 and 2020, respectively. The decrease in cash interest expense primarily reflects a lower weighted average debt balance and a lower weighted average interest rate. See discussions of interest expense for each of our operating businesses below.
Other Income (Expense), net
For the quarter ended March 31, 2021, other income (expense), net, primarily includes income in relation to a Transition Services Agreement with IMTT.
Discontinued Operations
For the quarter ended March 31, 2020, discontinued operations reflects the operating results of IMTT. The IMTT Transaction closed on December 23, 2020.
Income Taxes
We file a consolidated federal income tax return that includes the financial results of our operating businesses, Atlantic Aviation and MIC Hawaii. Pursuant to a tax sharing agreement, these businesses pay MIC an amount equal to the federal income tax each would pay on a standalone basis if they were not part of the consolidated group. For 2021, we expect our current federal income tax liability to be approximately $1.5 million.
In addition, our businesses file income tax returns and may pay taxes in the states and local jurisdictions in which they operate. We expect the aggregate current year state income tax liability to be approximately $7.0 million. In calculating our state income tax provision, we have provided a valuation allowance for certain state income tax NOL carryforwards, the use of which is uncertain.

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
We believe investors use EBITDA excluding non-cash items primarily as a measure of the operating performance of MIC’s businesses and to make comparisons with the operating performance of other businesses whose depreciation and amortization expense may vary from ours, particularly where acquisitions and other non-operating factors are involved. We define EBITDA excluding non-cash items as net income (loss) or earnings — the most comparable GAAP measure — before interest, taxes, depreciation and amortization, and non-cash items including impairments, unrealized derivative gains and losses, adjustments for other non-cash items, and pension expense reflected in the statements of operations. Other non-cash items, net, excludes the adjustment to bad debt expense related to the specific reserve component, net of recoveries. EBITDA excluding non-cash items also excludes base management fees and performance fees, if any, whether paid in cash or stock.
Our businesses are characteristically owners of high-value, long-lived assets capable of generating substantial Free Cash Flow. We define Free Cash Flow as cash from operating activities — the most comparable GAAP measure — less maintenance capital expenditures and adjusted for changes in working capital.
We use Free Cash Flow as a measure of our ability to fund acquisitions, invest in growth projects, reduce or repay indebtedness, and/or return capital to shareholders. GAAP metrics such as net income (loss) do not provide us with the same level of visibility into our performance and prospects as a result of: (i) the capital intensive nature of our businesses and the generation of non-cash depreciation and amortization; (ii) shares issued to our external Manager under the Management Services Agreement; (iii) our ability to defer all or a portion of current federal income taxes; (iv) non-cash mark-to-market adjustment of the value of derivative instruments; (v) gains (losses) related to the write-off or disposal of assets or liabilities; (vi) non-cash compensation expense incurred in relation to the incentive plans for senior management of our operating businesses; and (vii) pension expenses. Pension expenses primarily consist of interest expense, expected return on plan assets, and amortization of actuarial and performance gains and losses. Any cash contributions to pension plans are reflected as a reduction to Free Cash Flow and are not included in pension expense. We believe that external consumers of our financial statements, including investors and research analysts, use Free Cash Flow to assess the Company's ability to fund acquisitions, invest in growth projects, reduce or repay indebtedness, and/or return capital to shareholders.
In this Quarterly Report on Form 10-Q, we have disclosed Free Cash Flow on a consolidated basis and for each of our operating segments and for Corporate and Other. We believe that both EBITDA excluding non-cash items and Free Cash Flow support a more complete and accurate understanding of the financial and operating performance of our businesses than would otherwise be achieved using GAAP results alone.
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

Results of Operations: Consolidated – (continued)
A reconciliation of net income (loss) from continuing operations to EBITDA excluding non-cash items from continuing operations and a reconciliation from cash provided by operating activities from continuing operations to Free Cash Flow from continuing operations, on a consolidated basis, is provided below. Similar reconciliations for each of our operating businesses and Corporate and Other follow.

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2021	2020	$	%
	($ In Thousands) (Unaudited)
Net income (loss) from continuing operations	$13,797	$(6,988)
Interest expense, net(1)	18,458	26,237
Provision for income taxes	5,366	2,997
Depreciation and amortization	27,519	30,531
Fees to Manager - related party	5,552	7,356
Other non-cash expense, net(2)	1,958	4,331
EBITDA excluding non-cash items - continuing operations	$72,650	$64,464	8,186	13

EBITDA excluding non-cash items - continuing operations	$72,650	$64,464
Interest expense, net(1)	(18,458)	(26,237)
Non-cash interest expense, net(1)	5,403	7,667
Provision for current income taxes	(3,209)	(4,820)
Changes in working capital	(16,393)	10,466
Cash provided by operating activities - continuing operations	39,993	51,540
Changes in working capital	16,393	(10,466)
Maintenance capital expenditures	(3,664)	(5,714)
Free cash flow - continuing operations	$52,722	$35,360	17,362	49
___________

(1)    Interest expense, net, includes adjustments to derivative instruments, non-cash amortization of deferred financing fees, and non-cash amortization of debt discount related to our 2.00% Convertible Senior Notes. For the quarter ended March 31, 2021, interest expense also includes non-cash write-offs of deferred financing costs related to the repurchase of our 2.00% Convertible Senior Notes and the cancellation of the holding company revolving credit facility.
(2) Other non-cash expense, net, includes primarily non-cash mark-to-market adjustment of the value of the commodity hedge contracts, non-cash compensation expense incurred in relation to the incentive plans for senior management of our operating businesses, and non-cash gains (losses) related to the write-off or disposal of assets or liabilities. Other non-cash expense, net, excludes the adjustment to bad debt expense related to the specific reserve component, net of recoveries, for which this adjustment is reported in working capital in the above table. See “Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items and Free Cash Flow” above for further discussion.

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
GA flight activity continues to recover from the effects of COVID-19. Based on data reported by the Federal Aviation Administration (FAA), industry-wide domestic GA flight movements for the quarter ended March 31, 2021 increased 8% compared with the quarter ended March 31, 2020 and decreased 3% compared with the quarter ended March 31, 2019.
Based on data reported by the FAA, the total number of GA flight movements at airports on which Atlantic Aviation operates for the first quarter ended March 31, 2021 increased 5% compared with the quarter ended March 31, 2020 and decreased by 6% compared with the quarter ended March 31, 2019. As compared with 2019, the decrease in activity at these airports was greater than the decline in overall domestic U.S. flight activity for the same periods primarily due to Atlantic Aviation's exposure to centers of business and economic activity such as New York, Los Angeles, and Chicago where the rate of recovery in economic activity has been slower than average. Atlantic Aviation has experienced stronger performance in other markets including the Intermountain West and Florida which saw GA flight activity in excess of 2019 levels.
In response to the downturn in flight activity that commenced in March of 2020, Atlantic Aviation engaged in a thorough review of its operational and capital expenditures to ensure it was prudently managing its liquidity. As activity levels have recovered, certain of the cost reductions previously implemented have been reversed. Expenses are being carefully managed to prudent levels for current activity.
Atlantic Aviation seeks to extend FBO leases prior to their maturity to maintain visibility into the cash generating capacity of these assets over the long-term. The weighted average remaining life of the leases in the Atlantic Aviation portfolio, based on EBITDA excluding non-cash items in the prior calendar year adjusted for the impact of acquisitions, dispositions, and lease extensions was 21.8 years and 19.6 years on March 31, 2021 and 2020, respectively. A portion of the increase reflects potentially temporary changes in the contribution to EBITDA excluding non-cash items from certain FBOs due to COVID-19. Based on the EBITDA excluding non-cash items weighting in 2019, the remaining lease life on March 31, 2021 would have been 19.9 years.

Results of Operations: Atlantic Aviation – (continued)

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2021	2020
	$	$	$	%
	($ In Thousands) (Unaudited)
Service revenue	209,604	223,997	(14,393)	(6)
Cost of services (exclusive of depreciation and amortization shown separately below)	82,233	94,663	12,430	13
Gross margin	127,371	129,334	(1,963)	(2)
Selling, general and administrative expenses	61,586	64,140	2,554	4
Depreciation and amortization	23,300	26,579	3,279	12
Operating income	42,485	38,615	3,870	10
Interest expense, net(1)	(10,730)	(18,876)	8,146	43
Other expense, net	(18)	(72)	54	75
Provision for income taxes	(8,596)	(5,479)	(3,117)	(57)
Net income	23,141	14,188	8,953	63
Reconciliation of net income to EBITDA excluding non-cash items and a reconciliation of cash provided by operating activities to Free Cash Flow:
Net income	23,141	14,188
Interest expense, net(1)	10,730	18,876
Provision for income taxes	8,596	5,479
Depreciation and amortization	23,300	26,579
Other non-cash expense, net(2)	1,569	813
EBITDA excluding non-cash items	67,336	65,935	1,401	2

EBITDA excluding non-cash items	67,336	65,935
Interest expense, net(1)	(10,730)	(18,876)
Non-cash interest expense, net(1)	943	5,159
Provision for current income taxes	(4,480)	(8,577)
Changes in working capital	1,916	15,667
Cash provided by operating activities	54,985	59,308
Changes in working capital	(1,916)	(15,667)
Maintenance capital expenditures	(2,550)	(3,045)
Free cash flow	50,519	40,596	9,923	24
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
Atlantic Aviation generates most of its revenue from sales of jet fuel at facilities located on the 69 U.S. airports on which the business operates. Increases and decreases in the wholesale cost of jet fuel are generally passed through to customers. Atlantic Aviation seeks to maintain and, where appropriate, increase dollar-based margins on jet fuel sales.
Accordingly, reported revenue will fluctuate based on the wholesale cost of jet fuel to Atlantic Aviation and may not reflect the business’ ability to effectively manage the amount of jet fuel sold and the margin achieved on those sales. For example, an increase in revenue may be attributable to an increase in the wholesale cost of jet fuel and not an increase in the amount of jet

Results of Operations: Atlantic Aviation – (continued)
fuel sold or margin per gallon. Conversely, a decline in revenue may be attributable to a decrease in the wholesale cost of jet fuel and not a reduction in the amount of jet fuel sold or margin per gallon.
Gross margin, which we define as revenue less cost of services, excluding depreciation and amortization, is the effective “top line” for Atlantic Aviation as it reflects the business’ ability to drive growth in the amount of products and services sold and the margins earned on those sales over time. We believe that our investors view gross margin as reflective of our ability to manage the amount and price of jet fuel sold, notwithstanding variances in the wholesale cost of jet fuel through the commodity cycle. Gross margin can be reconciled to operating income — the most comparable GAAP measure — by subtracting selling, general and administrative expenses and depreciation and amortization in the table above.
Revenue and Gross Margin
Revenue and gross margin decreased for the quarter ended March 31, 2021 compared with the quarter ended March 31, 2020 due to a reduction in the amount of jet fuel sold and a decrease in ancillary services provided, attributable to the effects of COVID-19. The reduced amount of revenue also reflects the lower wholesale cost of jet fuel in the quarter ended March 31, 2021 versus the prior comparable period. In general, the decrease in the wholesale cost of jet fuel is typically reflected in a corresponding decrease in cost of services, resulting in no impact to gross margin.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased for the quarter ended March 31, 2021 versus the prior comparable period primarily due to lower salaries and benefits, credit card fees, and professional services.
Depreciation and Amortization
Depreciation and amortization decreased for the quarter ended March 31, 2021 versus the prior comparable period primarily due to the full amortization of certain airport contract rights, partially offset by assets placed in service.
Operating Income
Operating income increased in the quarter ended March 31, 2021 compared with the quarter ended March 31, 2020 due to the decrease in depreciation and amortization and selling, general and administrative expenses, partially offset by the decrease in gross margin.
Interest Expense, Net
Interest expense, net, includes non-cash losses on derivative instruments of an insignificant amount for the quarter ended March 31, 2021 compared with non-cash losses of $3.4 million for the quarter ended March 31, 2020, and amortization of deferred financing costs. Excluding the non-cash adjustments, cash interest expense totaled $9.8 million and $13.7 million for the quarters ended March 31, 2021 and 2020, respectively. The decrease in cash interest expense primarily reflects a lower weighted average interest rate and lower weighed average debt balance.
Income Taxes
The taxable income generated by Atlantic Aviation is reported on our consolidated federal income tax return. The business files standalone state income tax returns in most of the states in which it operates. The tax expense in the table above includes both state income taxes and the portion of the consolidated federal income tax liability attributable to the business. For the year ended December 31, 2021, the business expects to pay state income taxes of approximately $6.5 million. The Provision for Current Income Taxes of $4.5 million for the quarter ended March 31, 2021 in the above table includes primarily $2.4 million of federal income tax expense and $2.1 million of state income tax expense.
Atlantic Aviation has state NOL carryforwards that are specific to the state in which they were generated. The utilization of NOL carryforwards may reduce or eliminate state taxable income in the future.
Maintenance Capital Expenditures
For the quarter ended March 31, 2021, Atlantic Aviation incurred maintenance capital expenditures of $2.6 million and $3.4 million on an accrual basis and cash basis, respectively, compared with $3.0 million and $5.6 million on an accrual basis and cash basis, respectively, for the quarter ended March 31, 2020.

Results of Operations: MIC Hawaii
MIC Hawaii comprises Hawaii Gas and several smaller businesses collectively engaged in efforts to reduce the cost and improve the reliability and sustainability of energy in Hawaii. The businesses of MIC Hawaii generate revenue primarily from the provision of gas to commercial, residential, and governmental customers and the generation of power.
The financial performance of MIC Hawaii is a function of the number of customers served, their consumption of energy and the prices achieved on sales by each of Hawaii Gas’s utility and non-utility operations and under power purchase agreements. The amount of gas consumed is correlated with visitor arrivals and general economic activity over the long term. Consumption trends and rates are a function of, among other factors, energy efficiency, weather, the range of competitive energy sources, and MIC Hawaii’s input commodity costs.
The financial performance of MIC Hawaii continues to be affected by a reduction in the demand for gas resulting from the 60% and 67% decline in the number of visitors to Hawaii during the quarter ended March 31, 2021 compared with the quarters ended March 31, 2020 and 2019, respectively. A corresponding decline in hotel occupancy, restaurants patronage, and use of commercial laundry services resulted in an overall reduction in gas consumption of 18% and 21% during the quarter ended March 31, 2021 compared with the quarters ended March 31, 2020 and 2019, respectively.
Hawaii Gas enters into commodity hedge contracts in an effort to reduce financial risks of commodity price fluctuations associated with its wholesale LPG purchases. The business has entered into such contracts with varying maturities through December 2023 with respect to a portion of its expected LPG sales during that time.
Hawaii Gas is in regular communication with key counterparties including its supplier of naphtha feedstock for its utility operations and its LPG supplier. A new naphtha feedstock agreement effective through December 2023 was approved on an interim basis by the Hawaii Public Utilities Commission (HPUC) in December 2020.
The HPUC issued an order on April 9, 2021 establishing a procedural schedule to govern the remanded 2018 rate case proceeding and directed Hawaii Gas to update its 2018 test year data to reflect a 2022 test year and submit certain analysis related to greenhouse gas lifecycle emissions associated with two small scale liquefied natural gas (LNG) projects. The HPUC order also expanded the scope of participation of certain parties and established a modified statement of issues. The ultimate impact of the HPUC order on the approved revenue requirement is unclear; however, the remanded proceeding is not expected to be adjudicated completely in 2021, which would result in no anticipated financial impact in 2021.

Results of Operations: MIC Hawaii – (continued)

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2021	2020
	$	$	$	%
	($ In Thousands) (Unaudited)
Product revenue	54,587	60,462	(5,875)	(10)
Cost of product sales (exclusive of depreciation and amortization shown separately below)	34,756	41,934	7,178	17
Gross margin	19,831	18,528	1,303	7
Selling, general and administrative expenses	5,677	6,322	645	10
Depreciation and amortization	3,748	3,624	(124)	(3)
Operating income	10,406	8,582	1,824	21
Interest expense, net(1)	(1,304)	(2,775)	1,471	53
Other expense, net	(336)	(112)	(224)	(200)
Provision for income taxes	(2,367)	(1,775)	(592)	(33)
Net income	6,399	3,920	2,479	63
Less: net income (loss) attributable to noncontrolling interests	597	(75)	(672)	NM
Net income attributable to MIC	5,802	3,995	1,807	45
Reconciliation of net income to EBITDA excluding non-cash items and a reconciliation of cash provided by operating activities to Free Cash Flow:
Net income	6,399	3,920
Interest expense, net(1)	1,304	2,775
Provision for income taxes	2,367	1,775
Depreciation and amortization	3,748	3,624
Other non-cash (income) expense, net(2)	(256)	3,113
EBITDA excluding non-cash items	13,562	15,207	(1,645)	(11)

EBITDA excluding non-cash items	13,562	15,207
Interest expense, net(1)	(1,304)	(2,775)
Non-cash interest (income) expense, net(1)	(231)	1,003
Provision for current income taxes	(1,516)	(2,123)
Changes in working capital	(1,696)	(5,086)
Cash provided by operating activities	8,815	6,226
Changes in working capital	1,696	5,086
Maintenance capital expenditures	(1,114)	(2,669)
Free cash flow	9,397	8,643	754	9
___________
NM — Not meaningful.
(1)Interest expense, net, includes non-cash adjustments to derivative instruments related to interest rate swaps and non-cash amortization of deferred financing fees.
(2)Other non-cash (income) expense, net, includes primarily non-cash mark-to-market adjustment of the value of the commodity hedge contracts, non-cash compensation expense incurred in relation to incentive plans, and non-cash gains (losses) related to the write-off or disposal of assets or liabilities. Other non-cash (income) expense, net, excludes the adjustment to bad debt expense related to the specific reserve component, net of recoveries, for which this adjustment is reported in working capital in the above table. See “Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items and Free Cash Flow” above for further discussion.

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
Revenue and Gross Margin
Revenue declined for the quarter ended March 31, 2021 compared with the quarter ended March 31, 2020 primarily due to a decrease in the amount of gas sold by Hawaii Gas. The decrease in the amount of gas sold reflects a decrease in consumption of gas, mainly by commercial and industrial customers, as a result of a reduction in the number of visitors to Hawaii and reduced commercial activity due to the impact of COVID-19.
Gross margin increased to $19.8 million for the quarter ended March 31, 2021 from $18.5 million for the quarter ended March 31, 2020. The increase in gross margin was primarily due to favorable changes in the mark-to-market adjustment of the value of the commodity hedge contracts on MIC Hawaii's balance sheet, partially offset by a decrease in the amount of gas sold due to the impact of COVID-19. The business recorded favorable adjustments of $1.1 million in the mark-to-market adjustment of the value of the commodity hedge contracts for the quarter ended March 31, 2021 compared with an unfavorable adjustment of $2.4 million for the quarter ended March 31, 2020. The change in the mark-to-market adjustment of the value of the commodity hedge contracts during the quarter ended March 31, 2021 reflects higher forecast wholesale prices of LPG relative to the hedged price.
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased for the quarter ended March 31, 2021 compared with the prior comparable period primarily due to decreases in salaries and benefits and professional fees, partially offset by an increase in insurance costs.
Operating Income
Operating income increased for the quarter ended March 31, 2021 compared with the quarter ended March 31, 2020 primarily due to the increase in gross margin and lower selling, general and administrative expenses, partially offset by an increase in depreciation and amortization.
Interest Expense, Net
Interest expense, net, includes non-cash gains on derivative instruments of $283,000 and non-cash losses of $833,000 for the quarters ended March 31, 2021 and 2020, respectively, and amortization of deferred financing costs. Excluding the non-cash adjustments, cash interest expense totaled $1.5 million and $1.8 million for the quarters ended March 31, 2021 and 2020, respectively. The decrease in cash interest expense primarily reflects a lower weighted average interest rate.
Income Taxes
The taxable income generated by the MIC Hawaii businesses is reported on our consolidated federal income tax return. The businesses file a consolidated Hawaii state income tax return. The tax expense in the table above includes both the state income tax and the portion of the consolidated federal income tax liability attributable to the businesses. For the year ended December 31, 2021, the business expects to pay state income taxes of approximately $500,000. The Provision for Current Income Taxes of $1.5 million for the quarter ended March 31, 2021 in the above table includes primarily $1.2 million of federal income tax expense and $342,000 of state income tax expense.
Maintenance Capital Expenditures
For the quarter ended March 31, 2021, MIC Hawaii incurred maintenance capital expenditures of $1.1 million and $1.4 million on an accrual and cash basis, respectively, compared with $2.7 million and $2.4 million on an accrual and cash basis, respectively, for the quarter ended March 31, 2020.

Results of Operations: Corporate and Other
Our Corporate and Other segment comprises primarily results from MIC Corporate in New York City and our shared services center in Plano, Texas.

	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2021	2020
	$	$	$	%
	($ In Thousands) (Unaudited)
Selling, general and administrative expenses	9,749	17,121	7,372	43
Fees to Manager - related party	5,552	7,356	1,804	25
Depreciation and amortization	471	328	(143)	(44)
Operating loss	(15,772)	(24,805)	9,033	36
Interest expense, net(1)	(6,424)	(4,586)	(1,838)	(40)
Other income, net	856	38	818	NM
Benefit for income taxes	5,597	4,257	1,340	31
Net loss	(15,743)	(25,096)	9,353	37
Reconciliation of net loss to EBITDA excluding non-cash items and a reconciliation of cash used in operating activities to Free Cash Flow:
Net loss	(15,743)	(25,096)
Interest expense, net(1)	6,424	4,586
Benefit for income taxes	(5,597)	(4,257)
Fees to Manager - related party	5,552	7,356
Depreciation and amortization	471	328
Other non-cash expense, net(2)	645	405
EBITDA excluding non-cash items	(8,248)	(16,678)	8,430	51

EBITDA excluding non-cash items	(8,248)	(16,678)
Interest expense, net(1)	(6,424)	(4,586)
Non-cash interest expense, net(1)	4,691	1,505
Benefit for current income taxes	2,787	5,880
Changes in working capital	(16,613)	(115)
Cash used in operating activities	(23,807)	(13,994)
Changes in working capital	16,613	115
Free cash flow	(7,194)	(13,879)	6,685	48
___________
NM — Not meaningful.
(1)Interest expense, net, includes, non-cash amortization of deferred financing fees and non-cash amortization of debt discount related to our 2.00% Convertible Senior Notes. For the quarter ended March 31, 2021, interest expense also includes non-cash write-offs of deferred financing costs related to the repurchase of our 2.00% Convertible Senior Notes and the cancellation of the holding company revolving credit facility.
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
Selling, General and Administrative Expenses
Selling, general and administrative expenses decreased for the quarter ended March 31, 2021 compared with the quarter ended March 31, 2020 primarily due to lower costs incurred in connection with efforts to sell our businesses, partially offset by costs incurred related to the repurchase of our 2.00% Convertible Senior Notes.

Results of Operations: Corporate and Other – (continued)
Fees to Manager
Fees to Manager comprise base management fees of $5.6 million and $7.4 million for the quarters ended March 31, 2021 and 2020, respectively. The decrease in base management fees reflects a reduction in our average market capitalization (primarily as a result of the IMTT Transaction) and the increase in our average holding company cash balance during the quarter ended March 31, 2021. No performance fees were incurred in either of the current or prior comparable period.
Interest Expense, net
Interest expense, net, includes non-cash amortization of deferred financing costs and debt discounts. For the quarter ended March 31, 2021, interest expense also includes non-cash write-offs of deferred financing costs of $4.3 million related to the repurchase of our 2.00% Convertible Senior Notes and the cancellation of the holding company revolving credit facility.
Excluding these non-cash adjustments and write-offs, cash interest expense totaled $1.7 million and $3.1 million for the quarters ended March 31, 2021 and 2020, respectively. The decrease in cash interest expense primarily reflects a lower weighted average debt balance and a lower weighted average interest rate.
Other Income, net
For the quarter ended March 31, 2021, other income, net, primarily includes income in relation to a Transition Services Agreement with IMTT.
Income Taxes
The Benefit for Current Income Taxes of $2.8 million for the quarter ended March 31, 2021 in the above table primarily reflects the consolidated adjustment to the current federal income tax expense recorded by Atlantic Aviation and MIC Hawaii with the losses generated by Corporate and Other. This results in a consolidated current federal tax liability of $581,000.

Liquidity and Capital Resources
General
Cash requirements of our operating businesses include primarily normal operating expenses, debt service, debt principal payments, payments of dividends to our holding company, and capital expenditures. Their source of cash has been primarily operating activities although we have drawn on and may in the future draw on credit facilities, have issued and may in the future issue new equity or debt, and have sold and may in the future sell assets to generate cash.
We may from time to time seek to purchase or retire our outstanding debt in open market purchases, privately negotiated transactions or otherwise. Such repurchases, if any, could be material and will depend on market conditions, our liquidity needs, and other factors.
2.00% Convertible Senior Notes Tender
On February 17, 2021, we initiated a tender offer for any and all of our 2.00% Convertible Senior Notes outstanding. On March 16, 2021, we repurchased $358.6 million in aggregate principal amount of the Notes in the tender offer. In April 2021, we repurchased an additional $5.7 million resulting in an outstanding balance of $38.2 million.
Hawaii Gas Senior Secured Notes
On April 19, 2021, The Gas Company, LLC (d.b.a. Hawaii Gas) fully repaid all of its $100.0 million senior secured notes outstanding and incurred a $4.7 million 'make-whole' payment.
Cancellation of Holding Company Revolving Credit Facility
The IMTT Transaction resulted in the termination of all commitments under our holding company level revolving credit facility on January 19, 2021, in accordance with the terms of that agreement. All drawings on the revolving credit facility were fully repaid as of December 31, 2020.
Ongoing Operations
We currently expect to fund our operations, service and/or repay our debt, make required tax payments, fund maintenance capital expenditures, and deploy growth capital during 2021 using cash generated from the operations of our operating businesses and our $359.5 million of cash on hand on March 31, 2021. The $359.5 million is net of amounts used or reserved for capital gains taxes paid in April 2021 and the repurchase of any and all of our 2.00% Convertible Senior Notes outstanding. As noted above, in April 2021, we repaid all of the $100.0 million senior secured notes outstanding at MIC Hawaii and incurred a $4.7 million 'make-whole' payment.
On March 31, 2021, the consolidated debt outstanding at our operating businesses and at our holding company totaled $1.2 billion. We had access to an undrawn revolving credit facility at MIC Hawaii of $60.0 million. The ratio of net debt/EBITDA for our operating businesses was 3.8x on March 31, 2021.
The following table shows MIC’s debt obligations on April 30, 2021 ($ in thousands):

Business	Debt	Weighted Average Remaining Life (in years)	Balance Outstanding	Weighted Average Rate(1)
MIC Corporate	Convertible Senior Notes	2.4	$38,220	2.00%
Atlantic Aviation	Term Loan(2)	4.6	1,001,938	4.21%
MIC Hawaii(3)	Term Loan(2)	2.3	93,495	1.86%
Total		4.3	$1,133,653	3.94%
___________
(1)Reflects annualized interest rate on all facilities including interest rate hedges.
(2)The weighted average remaining life does not reflect the scheduled amortization on these facilities.
(3)MIC Hawaii also has a $60.0 million revolving credit facility that was undrawn. The revolving credit facility floats at LIBOR plus 1.25% and matures in February 2023.
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

Liquidity and Capital Resources – (continued)

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

($ In Thousands)	Quarter Ended March 31,		Change Favorable/(Unfavorable)
	2021	2020
	$	$	$	%
Cash provided by operating activities	39,993	51,540	(11,547)	(22)
Cash used in investing activities	(15,839)	(30,402)	14,563	48
Cash (used in) provided by financing activities	(1,322,386)	784,199	(2,106,585)	NM
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
The decrease in consolidated cash provided by operating activities for the quarter ended March 31, 2021 compared with the quarter ended March 31, 2020 was primarily due to:
•an unfavorable change to accounts receivable and inventory and favorable change to accounts payable resulting from the decline in business activity and cost of jet fuel and gas from the initial impact of COVID-19 in March 2020; and
•payment of expenses related to the IMTT Transaction in the first quarter of 2021; partially offset by
•an increase in EBITDA excluding non-cash items; and
•decrease in cash interest expense and current taxes.
Investing Activities from Continuing Operations
Cash provided by investing activities include proceeds from divestitures of businesses and disposal of fixed assets. Cash used in investing activities include acquisitions of businesses in existing segments and capital expenditures.
The decrease in cash used in investing activities for the quarter ended March 31, 2021 compared with the quarter ended March 31, 2020 is primarily attributable to the absence of an acquisition of an FBO during 2020 at an airport on which Atlantic Aviation already operated and the decrease in capital expenditures.
Capital Deployment
Capital deployment includes growth capital expenditures and “bolt-on” acquisitions, the majority of which are expected to generate incremental earnings. For the quarters ended March 31, 2021 and 2020, growth capital deployed from continuing operations totaled $11.1 million and $22.4 million, respectively. We continuously evaluate opportunities to prudently deploy capital in bolt-on acquisitions and growth projects across our existing businesses.
Financing Activities from Continuing Operations
Cash provided by financing activities includes new equity and debt issuance primarily to fund acquisitions and capital expenditures. Cash used in financing activities includes dividends paid to our stockholders and the repayment of debt principal balances.
The change from cash provided by financing activities for the quarter ended March 31, 2020 to cash used in financing activities for the quarter ended March 31, 2021 is primarily attributable to a special dividend paid in January 2021 and the repurchase of our 2.00% Convertible Senior Notes in March 2021. For the quarter ended March 31, 2020, the Company drew down on its available revolving credit facilities in response to the outbreak of COVID-19.

Liquidity and Capital Resources – (continued)

Atlantic Aviation
On March 31, 2021, Atlantic Aviation had $1.0 billion outstanding on its senior secured first lien term loan facility. Cash interest expense totaled $9.8 million and $13.7 million for the quarters ended March 31, 2021 and 2020, respectively.
MIC Hawaii
On March 31, 2021, MIC Hawaii had total debt outstanding of $193.5 million consisting of $100.0 million of senior secured notes and $93.5 million of term loans. The senior secured notes were fully repaid in April 2021. MIC Hawaii also had a $60.0 million revolving credit facility that was undrawn on March 31, 2021. Cash interest expense totaled $1.5 million and $1.8 million for the quarters ended March 31, 2021 and 2020, respectively. On March 31, 2021, MIC Hawaii was in compliance with its financial covenants.
MIC Corporate
On March 31, 2021, MIC had $43.9 million of the 2.00% Convertible Senior Notes outstanding, of which $5.7 million was repurchased in April 2021. Cash interest expense totaled $1.7 million and $3.1 million for the quarters ended March 31, 2021 and 2020, respectively.
For a description of the material terms of MIC and its businesses' debt facilities, see Note 9, “Long-Term Debt”, in Part II, Item 8, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Commitments and Contingencies
Except as noted above, on March 31, 2021, there were no material changes in our commitments and contingencies compared with those on December 31, 2020. On March 31, 2021, we did not have any material purchase obligations. For a discussion of our other future obligations, due by period, under the various contractual obligations, off-balance sheet arrangements, and commitments, please see “Liquidity and Capital Resources — Commitments and Contingencies” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 17, 2021.
On March 31, 2021, we did not have any material reserves for contingencies. We have other contingencies occurring in the normal course of business, including pending legal and administrative proceedings that are not reflected at this time as they are not ascertainable.
Our sources of cash to meet these obligations include:
•cash generated from our operations (see “Operating Activities” in “Liquidity and Capital Resources”);
•the issuance of shares (see “Financing Activities” in “Liquidity and Capital Resources”);
•cash available from our undrawn credit facilities (see “Financing Activities” in “Liquidity and Capital Resources”); and
•if advantageous, sales of all or parts of any of our businesses (see “Investing Activities” in “Liquidity and Capital Resources”).
Critical Accounting Policies and Estimates
For critical accounting policies and estimates, see “Critical Accounting Policies and Estimates” in Part II, Item 7 and Note 2, “Summary of Significant Accounting Policies”, in Part II, Item 8 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, and see Note 2, “Basis of Presentation”, in our Notes to Consolidated Condensed Financial Statements in Part I of this Form 10-Q for recently issued accounting standards. Our critical accounting policies and estimates have not changed materially from the description contained in our Annual Report.

Quantitative and Qualitative Disclosures About Market Risk
For quantitative and qualitative disclosures about market risk, see Part II, Item 7A “Quantitative and Qualitative Disclosures about Market Risk” in our Annual Report on Form 10-K for the fiscal year ended December 31, 2020. Our exposure to market risk has not changed materially since February 17, 2021, the filing date for our Annual Report on Form 10-K, except for the impact of higher wholesale LPG prices on our commodity hedge contracts.
Interim Goodwill Review
We test for goodwill impairment at the reporting unit level on October 1st of each year and between annual tests if a triggering event indicates the possibility of an impairment. We monitor changing business conditions as well as industry and economic factors, among others, for events which could trigger the need for an interim impairment analysis. During the quarter ended March 31, 2021, there were no triggering events indicating goodwill impairment.
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The purpose of disclosure controls is to ensure that information required to be disclosed in our reports filed with or submitted to the SEC under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of March 31, 2021.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the quarter ended March 31, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MACQUARIE INFRASTRUCTURE CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
($ in Thousands, Except Share Data)

	March 31, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$529,639	$1,828,063
Restricted cash	11,349	11,157
Accounts receivable, net of allowance for doubtful accounts	53,802	46,862
Inventories	16,933	16,551
Prepaid expenses	10,180	8,326
Other current assets	10,306	9,197
Total current assets	632,209	1,920,156
Property, equipment, land and leasehold improvements, net	849,670	854,200
Operating lease assets, net	323,948	322,892
Goodwill	617,072	616,939
Intangible assets, net	449,299	457,587
Other noncurrent assets	7,040	6,865
Total assets	$2,879,238	$4,178,639
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Due to Manager-related party	$2,106	$1,203
Accounts payable	30,310	30,470
Accrued expenses	40,583	46,112
Current portion of long-term debt	117,021	11,310
Dividend payable	—	960,981
Operating lease liabilities - current	17,032	17,157
Income taxes payable	133,768	132,113
Other current liabilities	22,270	22,861
Total current liabilities	363,090	1,222,207
Long-term debt, net of current portion	1,103,924	1,554,359
Deferred income taxes	125,220	126,858
Operating lease liabilities - noncurrent	312,927	311,597
Other noncurrent liabilities	67,308	70,312
Total liabilities	1,972,469	3,285,333
Commitments and contingencies	—	—
See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS – (continued)
($ in Thousands, Except Share Data)

	March 31, 2021	December 31, 2020
	(Unaudited)
Stockholders’ equity(1):
Common Stock ($0.001 par value; 500,000,000 authorized; 87,505,452 shares issued and outstanding on March 31, 2021 and 87,361,929 shares issued and outstanding on December 31, 2020)	$88	$87
Additional paid in capital	170,678	177,975
Accumulated other comprehensive loss	(6,175)	(6,175)
Retained earnings	733,291	713,129
Total stockholders’ equity	897,882	885,016
Noncontrolling interests	8,887	8,290
Total equity	906,769	893,306
Total liabilities and equity	$2,879,238	$4,178,639
___________
(1)The Company is authorized to issue 100,000,000 shares of preferred stock, par value $0.001 per share authorized. On March 31, 2021 and December 31, 2020, no preferred stocks were issued or outstanding. The Company had 100 shares of special stock, par value $0.001 per share, issued and outstanding to its Manager on March 31, 2021 and December 31, 2020.
See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
($ in Thousands, Except Share and Per Share Data)

	Quarter Ended March 31,
	2021	2020
Revenue
Service revenue	$209,604	$223,997
Product revenue	54,587	60,462
Total revenue	264,191	284,459
Costs and expenses
Cost of services	82,233	94,663
Cost of product sales	34,756	41,934
Selling, general and administrative	77,012	87,583
Fees to Manager-related party	5,552	7,356
Depreciation	19,231	19,526
Amortization of intangibles	8,288	11,005
Total operating expenses	227,072	262,067
Operating income	37,119	22,392
Other income (expense)
Interest income	161	468
Interest expense(1)	(18,619)	(26,705)
Other income (expenses), net	502	(146)
Net income (loss) from continuing operations before income taxes	19,163	(3,991)
Provision for income taxes	(5,366)	(2,997)
Net income (loss) from continuing operations	13,797	(6,988)

Discontinued Operations(2)
Net income from discontinued operations before income taxes	—	24,545
Provision for income taxes	—	(6,330)
Net income from discontinued operations	—	18,215
Net income	13,797	11,227

Net income (loss) from continuing operations	13,797	(6,988)
Less: net income (loss) attributable to noncontrolling interests	597	(75)
Net income (loss) from continuing operations attributable to MIC	13,200	(6,913)
Net income from discontinued operations	—	18,215
Net income from discontinued operations attributable to MIC	—	18,215
Net income attributable to MIC	$13,200	$11,302
See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS – (continued)
(Unaudited)
($ in Thousands, Except Share and Per Share Data)

	Quarter Ended March 31,
	2021	2020
Basic income (loss) per share from continuing operations attributable to MIC	$0.15	$(0.08)
Basic income per share from discontinued operations attributable to MIC	—	0.21
Basic income per share attributable to MIC	$0.15	$0.13
Weighted average number of shares outstanding: basic	87,411,455	86,686,972

Diluted income (loss) per share from continuing operations attributable to MIC	$0.15	$(0.08)
Diluted income per share from discontinued operations attributable to MIC	—	0.21
Diluted income per share attributable to MIC	$0.15	$0.13
Weighted average number of shares outstanding: diluted	87,495,298	86,686,972
___________
(1)Interest expense includes non-cash gains on derivative instruments of $281,000 and non-cash losses of $4.3 million for the quarters ended March 31, 2021 and 2020, respectively.
(2)See Note 4, “Discontinued Operations and Dispositions”, for discussions on businesses classified as held for sale.

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
($ in Thousands)

	Quarter Ended March 31,
	2021	2020
Net income	$13,797	$11,227
Other comprehensive loss, net of taxes:
Translation adjustment (1)	—	(2,721)
Other comprehensive loss	—	(2,721)
Comprehensive income	13,797	8,506
Less: comprehensive income (loss) attributable to noncontrolling interests	597	(75)
Comprehensive income attributable to MIC	$13,200	$8,581
___________
(1)Translation adjustment is presented net of tax benefit of $1.1 million for the quarter ended March 31, 2020. See Note 10, “Stockholders’ Equity”, for further discussions.
See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
($ in Thousands, Except Share Data)

	In Shares		Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Special Stock	Common Stock(1)
Balance on December 31, 2020	100	87,361,929	$87	$177,975	$(6,175)	$713,129	$885,016	$8,290	$893,306
Issuance of shares to Manager	—	142,936	1	4,649	—	—	4,650	—	4,650
Stock vested under compensation plans(2)	—	952	—	—	—	—	—	—	—
Stock withheld for taxes on vested stock(2)	—	(365)	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	2,175	—	—	2,175	—	2,175
Impact of ASU No. 2020-06 adoption, net of taxes(3)	—	—	—	(14,121)	—	6,962	(7,159)	—	(7,159)
Comprehensive income, net of taxes	—	—	—	—	—	13,200	13,200	597	13,797
Balance on March 31, 2021	100	87,505,452	$88	$170,678	$(6,175)	$733,291	$897,882	$8,887	$906,769

Balance on December 31, 2019	100	86,600,302	$87	$1,197,845	$(36,872)	$1,640,990	$2,802,050	$8,156	$2,810,206
Issuance of shares to Manager	—	213,365	—	9,241	—	—	9,241	—	9,241
Stock vested under compensation plans(2)	—	1,100	—	—	—	—	—	—	—
Stock withheld for taxes on vested stock(2)	—	(301)	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	2,391	—	—	2,391	—	2,391
Dividends to common stockholders(4)	—	—	—	(86,742)	—	—	(86,742)	—	(86,742)
Comprehensive (loss) income, net of taxes	—	—	—	—	(2,721)	11,302	8,581	(75)	8,506
Balance on March 31, 2020	100	86,814,466	$87	$1,122,735	$(39,593)	$1,652,292	$2,735,521	$8,081	$2,743,602
___________
(1)The Company is authorized to issue 500,000,000 shares of common stock with a par value $0.001 per share.
(2)Stocks vested and issued under the 2016 Omnibus Employee Incentive Plan and 2014 Independent Directors' Equity Plan. Under the 2016 Omnibus Employee Incentive Plan, shares are withheld for the employee portion of taxes on vested awards and are available for future grants.
(3)On January 1, 2021, the Company adopted ASU No. 2020-06, Debt - Debt with Conversion and Other Options, using the modified retrospective method and made an adjustment to the beginning balance to Retained Earnings of $7.0 million, net of taxes. See Note 8, “Long-Term Debt”, for further discussions.
(4)See Note 13, “Related Party Transactions”, for discussion on cash dividends declared and paid on shares for each period.

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
($ in Thousands)

	Quarter Ended March 31,
	2021	2020
Operating activities
Net income (loss) from continuing operations	$13,797	$(6,988)
Adjustments to reconcile net income (loss) to net cash provided by operating activities from continuing operations:
Depreciation	19,231	19,526
Amortization of intangibles	8,288	11,005
Write-off of debt discount and financing cost	4,311	—
Amortization of debt discount and financing costs	1,416	2,634
Adjustments to derivative instruments	(1,458)	7,385
Fees to Manager-related party	5,552	7,356
Deferred taxes	2,157	(1,823)
Other non-cash expense, net	3,046	1,979
Changes in other assets and liabilities, net of acquisitions:
Accounts receivable	(6,921)	17,490
Inventories	(713)	6,354
Prepaid expenses and other current assets	(2,771)	(2,526)
Due to Manager - related party	—	150
Accounts payable and accrued expenses	(4,373)	(14,740)
Income taxes payable	2,484	3,414
Other, net	(4,053)	324
Net cash provided by operating activities from continuing operations	39,993	51,540
Investing activities
Acquisitions of businesses and investments, net of cash, cash equivalents, and restricted cash acquired	—	(13,495)
Purchases of property and equipment	(15,856)	(16,910)
Other, net	17	3
Net cash used in investing activities from continuing operations	(15,839)	(30,402)
Financing activities
Proceeds from long-term debt	—	874,000
Payment of long-term debt	(361,405)	(3,059)
Dividends paid to common stockholders	(960,981)	(86,742)
Net cash (used in) provided by financing activities from continuing operations	(1,322,386)	784,199
Net change in cash, cash equivalents, and restricted cash from continuing operations	(1,298,232)	805,337
See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS – (continued)
(Unaudited)
($ in Thousands)

	Quarter Ended March 31,
	2021	2020
Cash flows provided by (used in) discontinued operations:
Net cash provided by operating activities	$—	$48,688
Net cash used in investing activities	—	(55,023)
Net cash used in discontinued operations	—	(6,335)
Effect of exchange rate changes on cash and cash equivalents	—	(792)
Net change in cash, cash equivalents, and restricted cash	(1,298,232)	798,210
Cash, cash equivalents, and restricted cash, beginning of period	1,839,220	358,565
Cash, cash equivalents, and restricted cash, end of period	$540,988	$1,156,775
Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Accrued purchases of property and equipment from continuing operations	$3,902	$5,081
Accrued purchases of property and equipment from discontinued operations	—	18,583
Leased assets obtained in exchange for new operating lease liabilities from continuing operations	787	4,886
Taxes paid, net, from continuing operations	660	1,405
Taxes paid, net, from discontinued operations	—	1,410
Interest paid, net, from continuing operations	16,570	17,308
Interest paid, net, from discontinued operations	—	4,026

The following table provides a reconciliation of cash, cash equivalents, and restricted cash from both continuing and discontinued operations reported within the consolidated condensed balance sheets that is presented in the consolidated condensed statements of cash flows:

	As of March 31,
	2021	2020
Cash and cash equivalents	$529,639	$1,131,685
Restricted cash - current	11,349	926
Cash, cash equivalents, and restricted cash included in assets held for sale	—	24,164
Total of cash, cash equivalents, and restricted cash shown in the consolidated condensed statement of cash flows	$540,988	$1,156,775
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
The Company owns its businesses through its direct wholly-owned subsidiary MIC Ohana Corporation, the successor to Macquarie Infrastructure Company Inc. The Company owns and operates businesses that provide products and services to corporations, government agencies, and individual customers in the United States (U.S.). The Company's operations are organized into three segments:
•Atlantic Aviation:  a provider of jet fuel, terminal, aircraft hangaring, and other services primarily to operators of general aviation (GA) jet aircraft at 69 airports throughout the U.S.;
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
On October 31, 2019, in addition to the active management of the Company’s existing portfolio of businesses, the Company announced its intention to pursue strategic alternatives and has since been engaged in processes that could result in the sale of the Company or one or more of its operating businesses. During the quarter ended September 30, 2020, International-Matex Tank Terminals (IMTT) was classified as a discontinued operation and eliminated as a reportable segment. All periods reported herein reflect this change. In December 2020, the Company completed the sale of IMTT (IMTT Transaction). For additional information, see Note 4, “Discontinued Operations and Dispositions”.
On March 30, 2021, MIC entered into an agreement and plan of merger (the Merger Agreement) with Macquarie Infrastructure Holdings, LLC (Holdings LLC), a recently formed Delaware limited liability company and a direct wholly-owned subsidiary of MIC, and Plum Merger Sub, Inc., a recently formed Delaware corporation and a direct wholly owned subsidiary of Holdings LLC (Merger Sub), providing for Merger Sub to merge with and into MIC (the Merger), resulting in MIC becoming a direct wholly-owned subsidiary of Holdings LLC, which will become publicly-traded, subject to the satisfaction of certain closing conditions (including the approval of the Company’s shareholders). Upon the effectiveness of the Merger, each share of the Company’s common stock will be converted into one Holdings LLC common unit. Following the consummation of the Merger, it is anticipated that a direct subsidiary of MIC will distribute all of the limited liability company interests in MIC Hawaii Holdings, LLC (MIC Hawaii) to MIC and MIC will in turn distribute such limited liability company interests to Holdings LLC (such distributions, together with the merger, the “Reorganization”). MIC Hawaii holds the businesses comprising the Company’s MIC Hawaii business segment. MIC believes that the Reorganization will provide flexibility to pursue the sale or sales of the Company’s remaining operating businesses in any sequence without altering the after-tax net proceeds to shareholders. Following receipt of shareholder approval of the Merger, the Board intends to evaluate the status of efforts to sell MIC or its remaining operating businesses, and complete the Reorganization at such time as it determines will be in the best interests of the Company and its shareholders. The Board currently anticipates implementing the Reorganization following execution of a definitive agreement for, and prior to completing, the sale of the Atlantic Aviation business. The Board may abandon or postpone the Merger at any time prior to its effective time.

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
The consolidated balance sheet on December 31, 2020 has been derived from audited financial statements but does not include all the information and notes required by GAAP for complete financial statements. Certain reclassifications were made to the consolidated financial statements for the prior period to conform to current period presentation.
The interim financial information contained herein should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on February 17, 2021. Operating results for the quarter ended March 31, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or for any future interim periods.
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
The Company considers all highly liquid investments, including commercial paper issued by counterparties with Standard & Poor's rating of A1+ or higher, with maturity of three months or less when purchased to be cash and cash equivalents. The Company did not have any commercial paper on March 31, 2021 or December 31, 2020.
Income Taxes
The Company files a consolidated federal income tax return that includes the financial results of its operating businesses, Atlantic Aviation and MIC Hawaii. Pursuant to a tax sharing agreement, these businesses pay MIC an amount equal to the federal income tax each would pay on a standalone basis as if they were not part of the consolidated federal income tax return. In addition, the businesses file income tax returns and may pay taxes in the state and local jurisdictions in which they operate. In calculating its state income tax provision, the Company has provided a valuation allowance for certain state income tax net operating loss (NOL) carryforwards, the use of which is uncertain.

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
2. Basis of Presentation (continued)

Recently Issued Accounting Standards
In August 2020, the FASB issued ASU No. 2020-06, Debt - Debt with Conversion and Other Options (Subtopic 470-20) and Derivatives and Hedging - Contracts in Entity’s Own Equity (Subtopic 815-40). The amendments in this ASU impact the accounting for convertible instruments by reducing the number of accounting models used to account for these instruments and amending diluted earnings per share calculations. It also simplifies the requirements for contracts indexed to and potentially settled in an entity's own equity. The amendments in this update are effective for fiscal years ending after December 15, 2021. Early adoption is permitted. The Company early adopted this ASU on January 1, 2021 using the modified retrospective method and made an adjustment to the beginning balance to Retained Earnings. The impact of this ASU has been reflected in the consolidated condensed financial statements and the disclosures related to the Company's convertible debt instruments. See Note 8, "Long-Term Debt", for further discussions.
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
3. Impact of COVID-19
Impact to MIC Businesses
COVID-19 continues to negatively affect the performance of the Company's businesses although the effects have diminished relative to this time last year. Some of the federal, state, and local governments' pandemic response measures including social distancing, quarantines, travel restrictions, prohibitions on public gatherings, and stay-at-home orders have been rolled back. Despite the roll back, GA flight activity and the demand for jet fuel and ancillary services provided by Atlantic Aviation continues to be affected by COVID-19. The easing of travel restrictions has resulted in an increase in economic activity and the number of visitors to Hawaii, but not to pre-COVID-19 levels. The widespread availability of COVID-19 vaccines is expected to have a positive effect on activity levels at the businesses.
The Federal Aviation Administration reported that U.S. domestic GA flight activity for the quarter ended March 31, 2021 increased 8% compared with the quarter ended March 31, 2020 and decreased 3% compared with the quarter ended March 31, 2019. Changes in GA flight activity relative to the levels achieved in the quarter ended March 31, 2021 will depend upon the duration of the pandemic, any governmental response including renewed travel restrictions, and the state of the U.S. and global economies, as well as increases in business, international, and event-driven activity all of which are uncertain.
MIC Hawaii continues to be affected by a reduction in the demand for gas resulting from the 60% and 67% decline in the number of visitors to Hawaii during the quarter ended March 31, 2021 compared with the quarters ended March 31, 2020 and 2019, respectively. Visitor arrivals to Hawaii, the primary driver of increases in demand for gas in Hawaii, improved gradually during the first quarter of 2021 over the fourth quarter of 2020 following the implementation of a quarantine exemption for visitors with evidence of a negative COVID-19 test prior to arrival in the islands and increased visitor confidence levels due to the availability of COVID-19 vaccines. The rate of recovery in the number of visitors to Hawaii going forward is uncertain. A corresponding decline in hotel occupancy, restaurants patronage, and use of commercial laundry services resulted in an overall reduction in gas consumption of 18% and 21% during the quarter ended March 31, 2021 compared with the quarters ended March 31, 2020 and 2019, respectively.

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
3. Impact of COVID-19 – (continued)

Impact to Liquidity and Balance Sheet
In March 2020 and April 2020, in light of the disruption in the global markets and the unpredictability of the sustained impact to its businesses caused by COVID-19, the Company took certain measures to preserve financial flexibility and increased the strength of its balance sheet and its liquidity position.
In March 2020, the Company suspended its cash dividend and drew down a total of $874.0 million on revolving credit facilities including $599.0 million on its holding company revolving credit facility and $275.0 million on the Atlantic Aviation revolving credit facility. The proceeds were additive to the approximately $300.0 million of cash on hand in mid-March 2020. On April 30, 2020, Atlantic Aviation fully repaid the outstanding balance on its revolving credit facility. During the second half of 2020, the Company fully repaid the drawn balance of $599.0 million on its holding company revolving credit facility and all commitments under the facility were terminated effective January 19, 2021.
Over the next twelve months, the Company currently expects to fund its operations, service and/or repay its debt, make required tax payments, fund essential maintenance capital expenditures, and deploy growth capital using cash generated from the operations of its ongoing businesses and $359.5 million of cash on hand on March 31, 2021. The $359.5 million is net of amounts used or reserved for capital gains taxes paid in April 2021 and the repurchase of any and all of the 2.00% Convertible Senior Notes outstanding. In April 2021, the Company repaid all of the $100.0 million senior secured notes outstanding at MIC Hawaii and incurred a $4.7 million 'make-whole' payment.
4. Discontinued Operations and Dispositions
The Company accounts for disposals that represent a strategic shift that should have or will have a major effect on operations as discontinued operations in the consolidated condensed statement of operations commencing in the period in which the business or group of businesses meets the criteria of a discontinued operation. These results include any gain or loss recognized on disposal or adjustment of the carrying amount to fair value less cost to sell.
IMTT
On December 23, 2020, the Company completed the IMTT Transaction to an affiliate of Riverstone Holdings, LLC for $2.67 billion, net of closing adjustments, and including assumed debt including accrued interest of approximately $1.11 billion. The net proceeds of $1.55 billion were or are expected to be used to: (i) pay a special dividend of $11.00 per share on January 8, 2021; (ii) pay capital gains taxes in April 2021; (iii) pay transaction costs; (iv) pay a disposition payment under the Disposition Agreement, dated October 30, 2019, to its Manager; and (v) repurchase its 2.00% Convertible Senior Notes.
The sale of IMTT is part of the Company's efforts to maximize value for its shareholders. During the quarter ended September 30, 2020, the Company determined that each of the criteria to be classified as held for sale under ASC 205-20, Presentation of Financial Statements — Discontinued Operations, had been met as it relates to IMTT. It was additionally determined that the sale of IMTT is considered a strategic shift for the Company that will have a major effect on operations. Accordingly, IMTT was classified as a discontinued operation and the IMTT segment was eliminated. All prior periods have been restated to reflect these changes.
Upon completion of the IMTT Transaction on December 23, 2020, the Company recognized a book loss on sale of approximately $25.0 million. The Company incurred $28.5 million in transaction costs and a Disposition Payment of $28.2 million to its Manager, which are included in Selling, General and Administrative Expenses in the consolidated statement of operations. As part of classifying IMTT as held for sale, the Company recognized an impairment of the IMTT disposal group of $750.0 million, which includes a goodwill impairment of $725.0 million, reported in discontinued operations for the quarter ended September 30, 2020.
During the quarter ended September 30, 2020, the Company increased its deferred tax liability by $158.0 million as it became probable that IMTT would be sold in a taxable transaction. The increase represented the deferred tax expense on the difference between the Company's book and tax basis in its investment in IMTT. Subsequent to the close of the IMTT Transaction in December 2020, the Company reclassified the liability to current and reduced the tax to $126.2 million. The reduction primarily reflected the tax benefit of the Disposition Payment and the final determination of the tax basis of its investment in IMTT, which increased due to higher than forecasted taxable income generated prior to completion of the IMTT Transaction, as fewer assets were placed in service for tax purposes resulting in lower bonus tax depreciation during the Company’s ownership period.

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
4. Discontinued Operations and Dispositions  – (continued)
Summarized financial information for discontinued operations included in Company's consolidated condensed statement of operations related to IMTT segment for the quarter ended March 31, 2020 are as follows ($ in thousands):

Quarter Ended March 31,
2020
Service revenue	$132,026
Cost of services	(49,829)
Selling, general and administrative expenses	(9,434)
Depreciation and amortization	(34,480)
Interest expense, net	(15,299)
Other income, net	1,561
Net income from discontinued operations before income taxes	$24,545
Provision for income taxes	(6,330)
Net income from discontinued operations attributable to MIC	$18,215

5. Income per Share
Following is a reconciliation of the basic and diluted income (loss) per share computations ($ in thousands, except share and per share data):

	Quarter Ended March 31,
	2021	2020
Numerator:
Basic and diluted net income (loss) from continuing operations attributable to MIC	$13,200	$(6,913)
Basic and diluted net income from discontinued operations attributable to MIC	$—	$18,215
Denominator:
Weighted average number of shares outstanding: basic	87,411,455	86,686,972
Dilutive effect of restricted stock unit grants(1)	83,843	—
Weighted average number of shares outstanding: diluted	87,495,298	86,686,972
___________
(1)Dilutive effect of restricted stock unit grants includes grants to independent directors under the 2014 Independent Directors' Equity Plan and certain employees of the Company's operating businesses under the 2016 Omnibus Employee Incentive Plan.

	Quarter Ended March 31,
	2021	2020
Income per share:
Basic income (loss) per share from continuing operations attributable to MIC	$0.15	$(0.08)
Basic income per share from discontinued operations attributable to MIC	—	0.21
Basic income per share attributable to MIC	$0.15	$0.13

Diluted income (loss) per share from continuing operations attributable to MIC	$0.15	$(0.08)
Diluted income per share from discontinued operations attributable to MIC	—	0.21
Diluted income per share attributable to MIC	$0.15	$0.13

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
5. Income per Share  – (continued)
The following represents the weighted average potential dilutive shares of common stock that were excluded from the diluted income per share calculation:

	Quarter Ended March 31,
	2021	2020
Restricted stock unit grants	—	31,095
2.00% Convertible Senior Notes(1)	4,175,825	3,634,173
Total	4,175,825	3,665,268
___________
(1)On March 16, 2021, the Company repurchased $358.6 million in aggregate principal amount of its 2.00% Senior Convertible Notes in the tender offer. For the quarter ended March 31, 2021, the weighted average shares reflect the “if-converted” dilutive impact to common stock for the repurchased Notes for the period that the Notes were outstanding and the impact of the increase to the conversion rate following the special dividend paid on January 8, 2021. See Note 8, “Long-Term Debt”, for further discussion.

6. Property, Equipment, Land and Leasehold Improvements
Property, equipment, land and leasehold improvements on March 31, 2021 and December 31, 2020 consisted of the following ($ in thousands):

	March 31, 2021	December 31, 2020
Land	$10,710	$10,710
Buildings	4,141	4,141
Leasehold and land improvements	781,843	778,768
Machinery and equipment	564,723	556,126
Furniture and fixtures	37,686	37,133
Construction in progress	40,774	38,696
	1,439,877	1,425,574
Less: accumulated depreciation	(590,207)	(571,374)
Property, equipment, land and leasehold improvements, net	$849,670	$854,200

7. Intangible Assets and Goodwill
Intangible assets on March 31, 2021 and December 31, 2020 consisted of the following ($ in thousands):

	March 31, 2021	December 31, 2020
Contractual arrangements	$914,430	$914,430
Non-compete agreements	9,665	9,665
Customer relationships	65,915	65,915
Trade names	15,671	15,671
Leasehold rights	100	100
Technology	460	460
	1,006,241	1,006,241
Less: accumulated amortization	(556,942)	(548,654)
Intangible assets, net	$449,299	$457,587

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
7. Intangible Assets and Goodwill – (continued)

The goodwill balance by reportable segments on March 31, 2021 is comprised of the following ($ in thousands):

	Atlantic Aviation	MIC Hawaii	Total
Goodwill acquired in business combinations, net of disposals, on December 31, 2020	$620,599	$123,333	$743,932
Accumulated impairment charges	(123,200)	(3,215)	(126,415)
Other	(653)	75	(578)
Balance on December 31, 2020	496,746	120,193	616,939
Other	133	—	133
Balance on March 31, 2021	$496,879	$120,193	$617,072

The Company tests for goodwill impairment at the reporting unit level on October 1st of each year and between annual tests if a triggering event indicates the possibility of an impairment. There were no triggering events that indicated impairment for the quarter ended March 31, 2021.

8. Long-Term Debt
On March 31, 2021 and December 31, 2020, the Company’s consolidated long-term debt balance comprised of the following ($ in thousands):

	March 31, 2021	December 31, 2020
Atlantic Aviation	$1,001,938	$1,004,500
MIC Hawaii	193,495	193,758
MIC Corporate	43,920	391,252
Total	1,239,353	1,589,510
Current portion	(117,021)	(11,310)
Long-term portion	1,122,332	1,578,200
Unamortized deferred financing costs(1)	(18,408)	(23,841)
Long-term portion less unamortized debt discount and deferred financing costs	$1,103,924	$1,554,359
___________
(1)The weighted average remaining life of the deferred financing costs on March 31, 2021 was 4.6 years.
MIC Corporate
Senior Secured Revolving Credit Facility
On December 31, 2020, MIC Corporate had a $600.0 million senior secured revolving credit facility that was undrawn. During 2020, the Company borrowed $599.0 million on its revolving credit facility and subsequently repaid the amount in full using cash on hand.
On January 19, 2021, in accordance with the terms of the facility agreement, all commitments under the senior secured revolving credit facility were terminated as a result of the IMTT Transaction. During the quarter ended March 31, 2021, the Company wrote-off $667,000 of unamortized deferred financing costs related to the senior secured revolving credit facility.

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
8. Long-Term Debt  – (continued)
2.00% Convertible Senior Notes due October 2023 (2.00% Convertible Senior Notes)
The 2.00% Convertible Senior Notes consisted of the following ($ in thousands):

	March 31, 2021(1)	December 31, 2020
Liability Component:
Principal	$43,920	$402,500
Unamortized debt discount	—	(11,248)
Long-term debt, net of unamortized debt discount	43,920	391,252
Unamortized deferred financing costs	(439)	(4,134)
Net carrying amount	$43,481	$387,118
Equity Component	$—	$26,748
___________
(1)Reflects the repurchase of 2.00% Convertible Senior Notes and the adoption of ASU No. 2020-06 effective January 1, 2021.
In October 2016, the Company completed an underwritten public offering of a seven year, $402.5 million aggregate principal amount of 2.00% Convertible Senior Notes. The Notes are convertible, at the holder’s option, only upon satisfaction of one or more conditions set forth in the indenture governing the Notes. Upon conversion, the Company will pay or deliver, as the case may be, cash, shares of Company’s common stock, or a combination thereof, at the Company’s election.
The $402.5 million of 2.00% Convertible Senior Notes had an initial value of the principal amount recorded as a liability of $375.8 million, using an effective interest rate of 3.1%. The remaining $26.7 million of principal amount was allocated to the conversion feature and recorded in Additional Paid in Capital. This amount represents a discount to the debt to be amortized through interest expense using the effective interest method through maturity. The Company also recorded $11.2 million in deferred financing costs from the issuance of the 2.00% Convertible Senior Notes, of which $744,000 was recorded as equity issuance costs as a component of Stockholders’ Equity. On December 31, 2020, the outstanding balance of the liability component of the 2.00% Convertible Senior Notes was $391.3 million with a fair value of approximately $390.0 million.
On January 1, 2021, the Company adopted ASU 2020-06 under the modified retrospective method. ASU 2020-06 removes the accounting for cash conversion feature of the notes such that the notes would only be classified as a liability. The adoption of ASU 2020-06 resulted in the reversal of the initial equity component recorded of $26.7 million and made an adjustment to the beginning balance to Retained Earnings of $7.0 million primarily for the reversal of the amortization of debt discount taken through date, net of taxes.
On February 17, 2021, the Company initiated a tender offer for any and all of the 2.00% Convertible Senior Notes outstanding. On March 16, 2021, the Company repurchased $358.6 million in aggregate principal amount of the Notes in the tender offer. In connection with the repurchase, the Company incurred $1.2 million of transaction costs and wrote-off $3.6 million of deferred financing costs, recorded in Selling, General and Administrative Expenses and Interest Expense, respectively, in the consolidated condensed statements of operations. On March 31, 2021, the fair value of the 2.00% Convertible Senior Notes was approximately $45.0 million and the conversion rate was 12.6572 shares of common stock per $1,000 principal amount. In April 2021, the Company repurchased an additional $5.7 million of the 2.00% Convertible Senior Notes.
For quarter ended March 31, 2021, the Company incurred interest expense of $5.7 million related to the 2.00% Convertible Senior Notes which comprised of $3.6 million related to the write-off of deferred financing costs in connection with the repurchase, $1.8 million related to the interest on the principal, and the remaining balance related to the amortization of deferred financing costs. For the quarter ended March 31, 2020, the Company incurred interest expense of $3.3 million related to the 2.00% Convertible Senior Notes, of which $2.0 million related to the interest on the principal and the remaining balance related to the amortization of debt discount and deferred financing cost.

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
8. Long-Term Debt  – (continued)
Atlantic Aviation
On March 31, 2021 and December 31, 2020, Atlantic Aviation had $1.0 billion outstanding on its seven-year senior secured first lien term loan facility.
Atlantic Aviation drew $275.0 million on its revolving credit facility on March 17, 2020. On April 30, 2020, Atlantic Aviation fully repaid the outstanding balance on its revolving credit facility and effective May 4, 2020, reduced the commitments on this facility to $10.0 million, and further to $1.0 million, solely with respect to letters of credit then outstanding. The amendment of the facility eliminates any leverage-based maintenance covenant on the Atlantic Aviation term loan as long as the letters of credit issued under the facility are cash collateralized and rolled over to standalone letters of credit facilities upon renewal. On March 31, 2021 and December 31, 2020, Atlantic Aviation had $9.7 million and $9.6 million, respectively, in letters of credit outstanding.
MIC Hawaii
On March 31, 2021 and December 31, 2020, Hawaii Gas had $100.0 million of fixed rate senior notes, that had a fair value of approximately $105.0 million at both periods, and an $80.0 million term loan outstanding. Hawaii Gas also had a $60.0 million revolving credit facility that remained undrawn on March 31, 2021 and December 31, 2020. On April 19, 2021, The Gas Company, LLC (d.b.a. Hawaii Gas) fully repaid all of its $100.0 million senior secured notes outstanding and incurred a $4.7 million 'make-whole' payment.
In addition, on March 31, 2021 and December 31, 2020, MIC Hawaii's solar facilities had a term loan outstanding of $13.5 million and $13.8 million, respectively.
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
On March 31, 2021, the Company had $1.2 billion of current and long-term debt, of which $413.5 million was economically hedged with interest rate contracts, $143.9 million was fixed rate debt, and $682.0 million was unhedged. The Company does not use hedge accounting. All movements in the fair value of the interest rate derivatives are recorded directly through earnings.
Commodity Price Contracts
The risks associated with fluctuations in the prices that Hawaii Gas, a business within the MIC Hawaii reportable segment, pays for liquefied petroleum gas (LPG) is principally a result of market forces reflecting changes in supply and demand for LPG and other energy commodities. Hawaii Gas’ gross margin (revenue less cost of product sales excluding depreciation and amortization) is sensitive to changes in LPG supply costs and Hawaii Gas may not always be able to pass through cost increases fully or on a timely basis, particularly when product costs rise rapidly. To reduce the volatility of the business’ LPG wholesale market price risk, Hawaii Gas has used and expects to continue to use over-the-counter commodity derivative instruments. Hawaii Gas does not use commodity derivative instruments for speculative or trading purposes. Over-the-counter derivative instruments used by Hawaii Gas to hedge forecasted purchases of LPG are generally settled at expiration of the contract. On March 31, 2021, Hawaii Gas had 7.3 million gallons of LPG hedged through December 2021. In April 2021, the business entered into additional hedging contracts, increasing the total gallons hedged to 16.5 million and extending maturity through December 2023.

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
The Company’s fair value measurements of its derivative instruments and the related location of the assets and liabilities within the consolidated condensed balance sheets on March 31, 2021 and December 31, 2020 were ($ in thousands):

	Assets (Liabilities) at Fair Value
Balance Sheet Classification	March 31, 2021	December 31, 2020
Fair value of derivative instruments - other current assets	$2,069	$937
Total derivative contracts - assets	$2,069	$937

Fair value of derivative instruments - other current liabilities	$(170)	$(172)
Fair value of derivative instruments - other noncurrent liabilities	(125)	(449)
Total derivative contracts – liabilities	$(295)	$(621)

The Company’s hedging activities for the quarters ended March 31, 2021 and 2020 and the related location within the consolidated condensed statements of operations were ($ in thousands):

Income Statement Classification	Gain (Loss) Recognized for the Quarters Ended March 31,
	2021	2020
Interest expense - interest rate caps	$(2)	$(3,434)
Interest expense - interest rate swaps	283	(833)
Cost of product sales - commodity swaps	1,626	(5,114)
Total	$1,907	$(9,381)

All of the Company's derivative instruments are collateralized by the assets of the respective businesses.

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
10. Stockholders' Equity
2014 Independent Directors' Equity Plan (2014 Plan)
On May 14, 2020, the Company granted its independent directors a total of 32,112 director share units with a grant date fair value of $27.43 per share. These director share units will vest the day immediately preceding the 2021 Annual Meeting of Shareholders. Compensation expense related to the director share units were $225,000 for both of the quarters ended March 31, 2021 and 2020. During the quarter ended March 31, 2021, the Company granted an additional 12,024 director share units to preserve the economic value of the unvested director share units after giving effect to the special dividend made in connection with the IMTT Transaction.
Macquarie Infrastructure Corporation Short-Term Incentive Plan (STIP) for MIC Operating Businesses —  Restricted Stock Units (RSUs)
The Company has a STIP to provide cash and stock-based incentives to eligible employees of its operating businesses under the Company’s 2016 Omnibus Employee Incentive Plan (2016 Plan). In general, the cash component comprises 75% of any incentive award and is paid in a lump-sum. The remaining 25% of any incentive award is in the form of RSUs representing an interest in the common stock of the Company. RSUs are granted following assessment of performance against Key Performance Indicators post the one-year performance period and vest in two equal annual installments following the grant date.
The following represents unvested STIP RSU grants through March 31, 2021:

	STIP Grants
	Number of RSUs (in units)	Weighted Average Grant-Date Fair Value (per share)
Unvested balance on December 31, 2019	—	$—
Granted	55,661	24.50
Forfeited	(1,468)	24.50
Vested(1)	(19,566)	32.57
Unvested balance on December 31, 2020	34,627	$24.50
Granted(2)	57,071	24.49
Vested(3)	(24,080)	18.27
Unvested balance on March 31, 2021	67,618	$26.77
___________
(1)As a result of the IMTT Transaction, the Company's Compensation Committee and Board approved the accelerated vesting of the STIP RSU grants for former eligible employees of IMTT.
(2)During the quarter ended March 31, 2021, the Company granted an additional 12,614 RSUs to preserve the economic value of the unvested RSUs after giving effect to the special dividend made in connection with the IMTT Transaction.
(3)Shares related to RSUs vested on March 31, 2021 were issued in April 2021.
On March 31, 2021, the grant date fair value of the unvested awards was $1.8 million and is expected to be recognized over a weighted-average period of 1.1 years. Compensation expense related to the STIP RSUs were $309,000 and $173,000 (which includes the former eligible participants of IMTT) for the quarters ended March 31, 2021 and 2020, respectively.
From time to time, the Company can issue RSUs to reward or retain employees, or to attract new employees, or other reasons by providing special grants of RSUs. Vesting dates and terms can vary for each award at the discretion of the Company.

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
10. Stockholders’ Equity – (continued)
The following represents unvested Special RSU grants through March 31, 2021:

	Special RSU Grants
	Number of RSUs (in units)	Weighted Average Grant-Date Fair Value (per share)
Unvested balance on December 31, 2019	6,067	$40.30
Granted	4,602	23.50
Vested	(5,702)	26.74
Unvested balance on December 31, 2020	4,967	40.30
Granted(1)	1,860	—
Vested(2)	(6,827)	29.32
Unvested balance on March 31, 2021	—	$—
___________
(1)During the quarter ended March 31, 2021, the Company granted an additional 1,860 RSUs to preserve the economic value of the unvested RSUs after giving effect to the special dividend made in connection with the IMTT Transaction.
(2)Shares related to RSUs vested on March 31, 2021 were issued in April 2021.
Compensation expense related to the Special RSU grants were $200,000 and $44,000 for the quarters ended March 31, 2021 and 2020, respectively.
Macquarie Infrastructure Corporation Long-Term Incentive Plan (LTIP) for MIC Operating Businesses —  Performance Stock Units (PSUs)
The Company has a LTIP pursuant to which it may make stock-based incentive awards to eligible employees of its operating businesses. The awards would take the form of PSUs convertible into common stock of the Company as authorized under its 2016 Plan. The number of PSUs a participant may be awarded reflects a target level of performance by the participant. The participant may be awarded more (over performance limit) or less (threshold limit) than the target number of PSUs based on their achievements relative to Key Performance Indicators during the three-year performance period. Following finalization of the participant’s performance review at the end of the third year of the program generally, the Company may award the PSUs.
The following represents unvested LTIP PSU grants through March 31, 2021 at the target level of performance:

	LTIP Grants (at Target)
	Number of PSUs (in units)	Weighted Average Grant-Date Fair Value (per share)
Unvested balance on December 31, 2019	125,194	$39.62
Forfeited	(18,965)	39.70
Vested(1)	(34,708)	39.88
Unvested balance on December 31, 2020	71,521	39.47
Granted(2)	245,541	28.11
Forfeited	(692)	40.01
Unvested balance on March 31, 2021	316,370	$30.65
___________
(1)As a result of the IMTT Transaction, the Company's Compensation Committee and Board approved the accelerated vesting of the LTIP PSU grants for former eligible employees of IMTT.
(2)During the quarter ended March 31, 2021, the Company granted an additional 26,004 PSUs to preserve the economic value of the unvested PSUs after giving effect to the special dividend made in connection with the IMTT Transaction.

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
10. Stockholders’ Equity – (continued)
On March 31, 2021, depending upon actual performance, the number of PSUs to be issued will vary from zero to 553,656, net of forfeitures. On March 31, 2021, the grant date fair value of the unvested awards was $9.7 million, reflecting target performance by all participants. On March 31, 2021, the unrecognized compensation cost related to unvested PSU awards was $6.6 million at target level performance and is expected to be recognized over a weighted-average period of 1.7 years. Compensation expense related to the LTIP PSUs were $1.5 million and $520,000 (which includes the former eligible participants of IMTT) for the quarters ended March 31, 2021 and 2020, respectively.
Accumulated Other Comprehensive Loss, net of taxes
The following represents the changes and balances to the components of accumulated other comprehensive loss, net of taxes, for the quarters ended March 31, 2021 and 2020 ($ in thousands):

	Post-Retirement Benefit Plans, net of taxes	Translation Adjustment, net of taxes	Total Stockholders’ Accumulated Other Comprehensive Loss, net of taxes
Balance on December 31, 2019	$(24,155)	$(12,717)	$(36,872)
Translation adjustment(1)	—	(2,721)	(2,721)
Balance on March 31, 2020	$(24,155)	$(15,438)	$(39,593)

Balance on December 31, 2020	$(6,175)	$—	$(6,175)
Balance on March 31, 2021	$(6,175)	$—	$(6,175)
___________
(1)Translation adjustment is presented net of tax benefit of $1.1 million for the quarter ended March 31, 2020.
11. Reportable Segments
On March 31, 2021, the Company’s businesses consisted of three reportable segments: Atlantic Aviation, MIC Hawaii, and Corporate and Other.
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
Revenue from external customers for the Company’s consolidated reportable segments were ($ in thousands):

	Quarter ended March 31, 2021
	Atlantic Aviation	MIC Hawaii	Total Reportable Segments
Service revenue
Fuel	$135,867	$—	$135,867
Hangar	25,170	—	25,170
Other	48,567	—	48,567
Total service revenue	209,604	—	209,604
Product revenue
Lease	—	890	890
Gas	—	50,751	50,751
Other	—	2,946	2,946
Total product revenue	—	54,587	54,587
Total revenue	$209,604	$54,587	$264,191

	Quarter ended March 31, 2020
	Atlantic Aviation	MIC Hawaii	Total Reportable Segments
Service revenue
Fuel	$149,994	$—	$149,994
Hangar	24,613	—	24,613
Other	49,390	—	49,390
Total service revenue	223,997	—	223,997
Product revenue
Lease	—	655	655
Gas	—	56,826	56,826
Other	—	2,981	2,981
Total product revenue	—	60,462	60,462
Total revenue	$223,997	$60,462	$284,459

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

	Quarter Ended March 31, 2021
	Atlantic Aviation	MIC Hawaii	Corporate and Other	Total Reportable Segments
Net income (loss)	$23,141	$6,399	$(15,743)	$13,797
Interest expense, net	10,730	1,304	6,424	18,458
Provision (benefit) for income taxes	8,596	2,367	(5,597)	5,366
Depreciation and amortization	23,300	3,748	471	27,519
Fees to Manager - related party	—	—	5,552	5,552
Other non-cash expense (income), net	1,569	(256)	645	1,958
EBITDA excluding non-cash items	$67,336	$13,562	$(8,248)	$72,650

	Quarter Ended March 31, 2020
	Atlantic Aviation	MIC Hawaii	Corporate and Other	Total Reportable Segments
Net income (loss)	$14,188	$3,920	$(25,096)	$(6,988)
Interest expense, net	18,876	2,775	4,586	26,237
Provision (benefit) for income taxes	5,479	1,775	(4,257)	2,997
Depreciation and amortization	26,579	3,624	328	30,531
Fees to Manager - related party	—	—	7,356	7,356
Other non-cash expense, net	813	3,113	405	4,331
EBITDA excluding non-cash items	$65,935	$15,207	$(16,678)	$64,464

Reconciliations of total reportable segments’ EBITDA excluding non-cash items to consolidated net income (loss) from continuing operations before income taxes were ($ in thousands):

	Quarter Ended March 31,
	2021	2020
Total reportable segments EBITDA excluding non-cash items	$72,650	$64,464
Interest expense, net	(18,458)	(26,237)
Depreciation and amortization	(27,519)	(30,531)
Fees to Manager - related party	(5,552)	(7,356)
Other expense, net	(1,958)	(4,331)
Total consolidated net income (loss) from continuing operations before income taxes	$19,163	$(3,991)

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
11. Reportable Segments  – (continued)
Capital expenditures, on a cash basis, for the Company’s reportable segments were ($ in thousands):

	Quarter Ended March 31,
	2021	2020
Atlantic Aviation	$12,445	$10,949
MIC Hawaii	3,339	4,805
Corporate and Other	72	1,156
Total capital expenditures of reportable segments	$15,856	$16,910

Property, equipment, land and leasehold improvements, net, and total assets for the Company’s reportable segments were ($ in thousands):

	Property, Equipment, Land and Leasehold Improvements, net		Total Assets
	March 31, 2021	December 31, 2020	March 31, 2021	December 31, 2020
Atlantic Aviation	$546,125	$549,526	$2,025,305	$1,989,343
MIC Hawaii	296,716	297,375	623,022	509,547
Corporate and Other(1)	6,829	7,299	230,911	1,679,749
Total assets of reportable segments	$849,670	$854,200	$2,879,238	$4,178,639
___________
(1)Total assets on December 31, 2020 for Corporate and Other reflects cash received from the IMTT Transaction.
12. Long-Term Contracted Revenue
Long-term contracted revenue consists of estimated revenue to be recognized in the future related to performance conditions that are unsatisfied or partially unsatisfied accounted for in accordance with ASC 606, Revenue from Contracts with Customers. The following long-term contracted revenue were in existence on March 31, 2021 ($ in thousands):

2021 remaining	$47,937
2022	21,309
2023	13,430
2024	7,455
2025	4,307
Thereafter	12,124
Total	$106,562

The above table does not include the future minimum lease revenue from the renewable businesses within the MIC Hawaii reportable segment. The payments from these leases are considered variable as they are based on the output of the underlying assets (i.e. energy generated).
13. Related Party Transactions
Management Services
On March 31, 2021 and December 31, 2020, the Manager held 14,097,757 shares and 13,954,821 shares, respectively, of the Company’s common stock. Pursuant to the terms of the Third Amended and Restated Management Agreement (Management Services Agreement), the Manager may sell these shares at any time. Under the Management Services Agreement, the Manager, at its option, may reinvest base management fees and performance fees, if any, in shares of the Company. The Manager’s holdings on March 31, 2021 represented 16.11% of the Company's outstanding common stock.

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
13. Related Party Transactions - (continued)

Since January 1, 2020, the Company paid the Manager cash dividends on shares held for the following periods:

Declared	Period Covered	$ per Share	Record Date	Payable Date	Cash Paid to Manager (in thousands)
December 23, 2020	(1)	$11.00	January 5, 2021	January 8, 2021	$153,503
February 14, 2020	Fourth quarter 2019	1.00	March 6, 2020	March 11, 2020	13,396
___________
(1) Special dividend declared and paid out of the net proceeds from the IMTT Transaction. Shares of MIC traded with “due-bills” attached through January 8, 2021 and traded ex-dividend on January 11, 2021.
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
In accordance with the Management Services Agreement, the Manager is entitled to a monthly base management fee based primarily on the Company’s market capitalization, and potentially a quarterly performance fee based on total stockholder returns relative to a U.S. utilities index. Currently, the Manager has elected to reinvest the future base management fees and performance fees, if any, in additional shares. For the quarters ended March 31, 2021 and 2020, the Company incurred base management fees of $5.6 million and $7.4 million, respectively. The Company did not incur any performance fees for the quarters ended March 31, 2021 and 2020.
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
Disposition Agreement
To facilitate sales of its operating businesses, the Company announced that it has entered into a Disposition Agreement (Disposition Agreement) with its Manager on October 30, 2019 (see Exhibit 10.3 of the Form 10-K filed on February 17, 2021). Outside of the Disposition Agreement, the Company has limited ability to terminate the Management Services Agreement. The Disposition Agreement provides for the termination of the Company’s external management relationship with its Manager as to any businesses, or substantial portions thereof, that are sold (including if the Company itself is sold). In connection therewith, the Company will make a payment to its Manager of approximately 2.9% to 6.1% of the net proceeds generated in the event of such sales, subject to a minimum amount of payments for all sales in the aggregate in the event of a Qualifying Termination Event (QTE) of (i) $50.0 million plus (ii) 1.5% multiplied by proceeds in excess of $500.0 million in the aggregate. A ‘‘QTE’’ means (i) the sale of the Company or (ii) a transaction or series of transactions resulting in a third party or parties acquiring all the assets of the Company. The Disposition Agreement provides that the Management Services Agreement will terminate upon the occurrence of a QTE or upon mutual agreement of the parties. If the Management Services Agreement has not been terminated prior to the sixth anniversary of the Disposition Agreement, its Manager and its independent directors will engage in reasonable, good faith discussions regarding a potential internalization or other framework for a termination of the Management Services Agreement.
The Disposition Agreement provides that if a QTE occurs on or prior to January 1, 2022 (subject to extension under certain circumstances for up to six months thereafter), then the Company will pay its Manager an additional payment of $25.0 million. The Disposition Agreement further provides that its Manager will receive a make-whole payment following a QTE, to the extent that the aggregate management fees paid to its Manager through the date of the QTE were less than (i) $20.0 million per year for the two years following the date of the Disposition Agreement and (ii) $10.0 million per year for any period thereafter. In addition, following a QTE, its Manager will be paid in cash all accrued and unpaid management fees, including fees of $8.5 million waived in accordance with the Limited Waiver, which waived fees would have been payable through October 31, 2019.

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
In connection with the IMTT Transaction and pursuant to the Disposition Agreement, the Company deposited a disposition payment of $28.2 million to its Manager in an escrow account in December 2020 and subsequently released the payment from escrow in March 2021.
The unpaid portion of the base management fees and performance fees, if any, at the end of each reporting period is included in Due to Manager-related party in the consolidated condensed balance sheets. The following table shows the Manager's reinvestment of its base management fees and performance fees, if any, in shares:

Period	Base Management Fee Amount ($ in thousands)	Performance Fee Amount ($ in thousands)	Shares Issued
2021 Activities:
First quarter 2021	$5,552	$—	176,296	(1)

2020 Activities:
Fourth quarter 2020	$4,903	$—	162,791
Third quarter 2020	4,980	—	172,976
Second quarter 2020	3,824	—	146,452
First quarter 2020	7,356	—	181,617
___________
(1)The Manager elected to reinvest all monthly base management fees for the quarter ended March 31, 2021 in new primary shares. The Company issued 176,296 shares for the quarter ended March 31, 2021, including 67,120 shares that were issued in April 2021 for the March 2021 monthly base management fee.
The Manager is not entitled to any other compensation and all costs incurred by the Manager, including compensation of seconded staff, are paid by the Manager out of its base management fee. However, the Company is responsible for other direct costs including, but not limited to, expenses incurred in the administration or management of the Company and its subsidiaries, income taxes, audit and legal fees, acquisitions and dispositions, and its compliance with applicable laws and regulations. During the quarter ended March 31, 2021, the Manager charged the Company an insignificant amount for the reimbursement of out-of-pocket expenses compared with $288,000 for the quarter ended March 31, 2020. The unpaid portion of the out-of-pocket expenses at the end of the reporting period is included in Due to Manager-related party in the consolidated condensed balance sheets. During the quarter ended March 31, 2021, the Company paid $30,000 in legal fees previously incurred for the Manager related to Shareholder Litigation. For additional information, see Note 14, "Legal Proceedings and Contingencies", for further discussions.
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

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
13. Related Party Transactions - (continued)

Long-Term Debt
The Company had a $600.0 million senior secured revolving credit facility at the holding company level where Macquarie Capital Funding LLC had a $40.0 million commitment. On January 19, 2021, all commitments on the senior secured revolving credit facility were terminated in accordance with the terms of that agreement. For the quarter ended March 31, 2021 and 2020, the Company incurred interest expense of $8,000 and $87,000, respectively, related to Macquarie Capital Funding LLC’s portion of the MIC senior secured revolving credit facility. All outstanding balances were repaid as of December 31, 2020.
Other Related Party Transactions
For the quarter ended March 31, 2020, the Company incurred $25,000 for advisory services from a former Board member.
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
Shareholder Litigation
On April 23, 2018, a complaint captioned City of Riviera Beach General Employees Retirement System v. Macquarie Infrastructure Corp., et al., Case 1:18-cv-03608 (VSB), was filed in the United States District Court for the Southern District of New York. A substantially identical complaint captioned Daniel Fajardo v. Macquarie Infrastructure Corporation, et al., Case No. 1:18-cv-03744 (VSB) was filed in the same court on April 27, 2018. Both complaints asserted claims under Sections 10(b) and 20(a) of the Securities Exchange Act of 1934 and Rule 10b-5 thereunder on behalf of a putative class consisting of all purchasers of MIC common stock between February 22, 2016 and February 21, 2018. The named defendants in both cases were the Company and four current or former officers of MIC and one of its former subsidiary, IMTT Holdings LLC. The complaints in both actions allege that the Company and the individual defendants knowingly made material misstatements and omitted material facts in its public disclosures concerning the Company’s and IMTT’s business and the sustainability of the Company’s dividend to stockholders. On January 30, 2019, the Court issued an opinion and order consolidating the two cases, appointing Moab Partners, L.P. (Moab) as Lead Plaintiff and approving Moab’s selection of lead counsel. On February 20, 2019, Moab filed a consolidated class action complaint. In addition to the claims noted above, the consolidated class action complaint also asserts claims under Sections 11, 12(a)(2) and 15 of the Securities Act of 1933 relating to the Company’s November 2016 secondary public offering of common stock. The consolidated amended complaint also adds Macquarie Infrastructure Management (USA) Inc., Barclays Capital Inc., and seven additional current or former officers or directors of MIC as defendants. On April 22, 2019, the Company and the other defendants filed motions to dismiss the consolidated class action complaint in its entirety, with prejudice. Briefing concluded on July 22, 2019. The Company intends to continue to vigorously contest the claims asserted, which the Company believes are entirely meritless.
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

PART II
OTHER INFORMATION
Item 1. Legal Proceedings
There have been no changes to legal proceedings set forth under Part I, Item 3 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 17, 2021.
Item 1A. Risk Factors
There have been no material changes to the risk factors set forth under Part I, Item 1A of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 17, 2021, except as follows:
Risks Related to the Reorganization
If the Reorganization is consummated, the benefits expected to be obtained may not be achieved if we do not successfully complete one or more strategic transactions or if any such strategic transaction is delayed.
If the Reorganization is consummated, the benefits expected to be obtained from the Reorganization may not be achieved. In October 2019, we announced that we were pursuing strategic alternatives, which could result in, among other things, a sale of one or more of our businesses or potentially of MIC and in December 2020 we completed the sale of IMTT. We are proposing the reorganization because we believe it will provide us with the flexibility to pursue the sale or sales of any of our remaining operating businesses in any sequence without altering the tax-efficiency of such sale(s). However, our pursuit of strategic alternatives may not result in the consummation of any transaction, and completion of any such transaction may be delayed by market conditions, regulatory approval processes or otherwise. If we do not consummate one or more strategic transactions, or if any such transactions are significantly delayed, we may not realize the anticipated benefits of the Reorganization, in which case we will have incurred time and expenses, including the diversion of management’s attention, in relation to the Reorganization, without receiving the benefit thereof. In addition, we may consummate one or more strategic transactions that do not benefit from the Reorganization. For those reasons, we reserve the right to abandon or postpone the Reorganization at any time prior to the effectiveness of the Merger and for any reason, even after our shareholders have adopted the Merger Agreement and the other conditions to the completion of the Merger are satisfied or waived.
The Merger may not be consummated on a timely basis or at all. Failure to consummate the Reorganization (including the Merger) could negatively impact the market price of our common stock and future business and financial results.
The Merger Agreement may not be approved by our shareholders, the other conditions to the consummation of the Merger may not be satisfied or waived, and the Merger may not occur. In addition, we may abandon or postpone the Merger at any time prior to its effective time and for any reason. Following receipt of shareholder approval of the Merger Agreement, our Board intends to evaluate the status of efforts to sell MIC or our remaining operating businesses, and complete the Reorganization at such time as it determines will be in the best interests of the Company and its shareholders. We have not entered into definitive agreements to sell any of our remaining operating businesses, and there can be no assurance as to whether, when or in what order any such agreement will be executed or that the Reorganization will be completed. While we will continue operations if the Reorganization is not completed for any reason, we may be subject to certain risks and/or liabilities, including the following:
•failure to consummate the Reorganization as a result of a change in strategy might be followed by a decline in the market price of our common stock;
•certain costs relating to the Reorganization (such as legal and accounting fees) will be payable by us regardless of whether the Reorganization is consummated; and
•the Reorganization may disrupt our business and distract our management and employees from day-to-day operations, because work related to the Reorganization requires substantial time and resources, which could otherwise have been devoted to other business opportunities for our benefit.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.
Item 6. Exhibits
An exhibit index has been filed as part of this Report on page E-1 and is incorporated herein by reference.

EXHIBIT INDEX

Number	Description
2.1
Agreement and Plan of Merger, dated as of March 30, 2021, by and among Macquarie Infrastructure Corporation, Macquarie Infrastructure Holdings, LLC and Plum Merger Sub, Inc. (incorporated by reference to Annex A to the Form S-4 Registration Statement of Macquarie Infrastructure Holdings, LLC (Registration No. 333-253193) filed with the SEC on March 30, 2021).

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

10.1*†
Amendment No. 3, dated as of April 7, 2021, to the Amended and Restated Credit Agreement, dated as of February 10, 2016, as amended, among The Gas Company, LLC, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto.

10.2*†
Amendment No. 3, dated as of April 7, 2021, to the Amended and Restated Credit Agreement, dated as of February 10, 2016, as amended, among HGC Holdings LLC, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto.

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer
32.2**	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, formatted in XBRL and contained in Exhibit 101.
___________
*    Filed herewith.
**    Furnished herewith.
†    The Registrant does not deem this agreement material pursuant to Regulation S-K Item 601(b)(10).

E-1

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MACQUARIE INFRASTRUCTURE CORPORATION (Registrant)

Dated: May 4, 2021	By:	/s/ Christopher Frost
Name: Christopher Frost
Title: Chief Executive Officer

Dated: May 4, 2021	By:	/s/ Nick O'Neil
Name: Nick O'Neil
Title: Chief Financial Officer