Form 10-Q
period 2021-06-30
Macquarie Infrastructure Corp
filed 2021-08-03
CIK 1289790

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
_____________________________

FORM 10-Q
_____________________________

(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the Quarterly Period Ended June 30, 2021
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
There were 87,852,177 shares of common stock, with $0.001 par value, outstanding on July 30, 2021.

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

Cautionary Note Regarding Forward-Looking Statements
In addition to historical information, this quarterly report on Form 10-Q (Quarterly Report) contains “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act, and Section 21E of the Exchange Act. Forward-looking statements may appear throughout this Quarterly Report, including without limitation, the “Management’s Discussion and Analysis of Financial Condition and Results of Operations” section. We may, in some cases, use words such as “project”, “believe”, “anticipate”, “plan”, “expect”, “estimate”, “intend”, “should”, “would”, “could”, “potentially”, “may”, or other words that convey uncertainty of future events or outcomes to identify these forward-looking statements. Such statements include, among others, those concerning our expected financial performance and strategic and operational plans, statements regarding sales of our businesses (including our previously approved reorganization), the ability to complete such sales and the anticipated uses of any proceeds therefrom, statements regarding the anticipated specific and overall impacts of COVID-19 and any related recovery, as well as all assumptions, expectations, predictions, intentions or beliefs about future events. You are cautioned that any such forward-looking statements are not guarantees of future performance and that a number of risks and uncertainties could cause actual results to differ materially from those anticipated in the forward-looking statements. Such risks and uncertainties include, but are not limited to, the risks identified in our Annual Report on the Form 10-K for the year ended December 31, 2020, this Quarterly Report on Form 10-Q, and in other reports we file from time to time with the Securities and Exchange Commission (SEC).
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
•MIC Hawaii: comprising an energy company that processes and distributes gas and provides related services (Hawaii Gas) and several smaller businesses collectively engaged in efforts to reduce the cost and improve the reliability and sustainability of energy in Hawaii; and
•Corporate and Other: comprising a holding company headquartered in New York City, MIC Corporate, and a shared services center in Plano, Texas, MIC Global Services (MGS).
In October 2019, along with actively managing our existing portfolio of businesses, our Board resolved to pursue strategic alternatives including potentially a sale of our Company or our operating businesses as a means of unlocking additional value for stockholders. During the quarter ended September 30, 2020, our International-Matex Tank Terminals (IMTT) business was classified as a discontinued operation and eliminated as a reportable segment. All periods reported herein reflect this change. In December 2020, we completed the sale of IMTT (IMTT Transaction).
In June 2021, we entered into agreements for the sales of our remaining businesses, Atlantic Aviation and MIC Hawaii. We currently expect to close the sale of Atlantic Aviation at the end of the third quarter of 2021 and the sale of MIC Hawaii in the first half of 2022. Our strategic priority at this point is the satisfaction of any condition precedent to and the closing of both transactions.
On July 28, 2021, our Board set August 23, 2021 as the record date for a Special Meeting of Shareholders to be held on September 21, 2021. At the meeting, shareholders of record will be asked to separately approve the sale of Atlantic Aviation (the AA Transaction) and the MIC Hawaii Merger (the MH Merger). If approved, MIC expects the AA Transaction to close at the end of the third quarter of 2021 and the MH Merger to conclude in the first half of 2022. Upon the closing of the MH Merger, our Company will no longer be a publicly traded entity.
Atlantic Aviation Stock Purchase Agreement (Purchase Agreement)
On June 7, 2021, we entered into a Purchase Agreement with KKR Apple Bidco, LLC (Purchaser), a Delaware limited liability company controlled by funds affiliated with Kohlberg Kravis Roberts & Co. L.P. (KKR). The Purchase Agreement provides that Purchaser will acquire all outstanding shares of the common stock of our Company which, following the previously approved Reorganization described below, will hold our Atlantic Aviation business (the AA Business), for $4.475 billion, including cash and the assumption of debt and other transaction and reorganization related obligations (the AA Transaction). We expect to receive $3.525 billion at closing following the Reorganization of MIC into a limited liability company, Macquarie Infrastructure Holdings, LLC (MIH), a recently formed Delaware limited liability company and a direct wholly-owned subsidiary of MIC. We intend to complete the Reorganization promptly after the Special Meeting of Shareholders, if the AA Transaction proposal is approved, and complete the AA Transaction within two business days after the Reorganization is completed (subject to the satisfaction or waiver of all other conditions contained in the Purchase Agreement).

The AA Transaction is expected to result in cash proceeds of approximately $3.296 billion being available for distribution to our unitholders after a disposition payment by MIH to our Manager of $228.6 million. The MIH Board is expected to authorize a cash distribution of approximately $37.35 per unit following closing of the transaction. The AA Transaction is expected to close at the end of the third quarter of 2021, subject to customary regulatory approvals and approval from our shareholders.
MIC Hawaii Merger Agreement (Merger Agreement)
On June 14, 2021, we entered into a Merger Agreement with AMF Hawaii Holdings, LLC (AMF Parent), a Delaware limited liability company affiliated with Argo Infrastructure Partners, LP (Argo), and AMF Hawaii Merger Sub, LLC (AMF Merger Sub), a recently formed Delaware limited liability company and direct wholly-owned subsidiary of AMF Parent. The Merger Agreement provides that AMF Merger Sub will be merged with and into MIH, with MIH surviving as a wholly-owned subsidiary of AMF Parent (the MH Merger). Following the previously approved Reorganization and the AA Transaction, MIH will hold our MIC Hawaii business. Upon the completion of the MH Merger, each of the MIH common units (excluding common units held by AMF Parent or AMF Merger Sub or common units held by MIH in treasury and common units held by any subsidiary of MIH or AMF Parent (other than AMF Merger Sub)), will be converted into the right to receive $3.83 in cash, without interest; or, if the MH Merger is consummated after July 1, 2022, then each such unit will be converted into the right to receive $4.11 in cash, without interest.
Under the terms of the Merger Agreement, at closing, Argo will pay the merger consideration to our unitholders, and fund transaction costs and fund a disposition payment to our Manager of $81.7 million if the MH Merger closes on or before July 1, 2022 or $56.7 million if the MH Merger closes after this date.
The MH Merger is expected to be completed in the first half of 2022 subject to customary approvals, including by the Hawaii Public Utilities Commission (HPUC) and by our shareholders and the prior closing of the AA Transaction. We intend to seek shareholder approval for both the MH Merger and the AA Transaction at the Special Meeting of Shareholders.
Reorganization
We are required to complete a reorganization in connection with and prior to the consummation of the AA Transaction. On May 6, 2021, our shareholders approved a proposal to adopt the agreement and plan of merger, dated as of March 30, 2021 (as amended from time to time, the Reorg Merger Agreement), by and among MIC, MIH, and Plum Merger Sub, Inc. (Plum Merger Sub), a recently formed Delaware corporation and a direct wholly owned subsidiary of MIH, providing for the merger of Plum Merger Sub with and into MIC (the Reorg Merger), resulting in MIC becoming a wholly-owned subsidiary of MIH. Upon the effectiveness of the Reorg Merger, MIC common stock will be converted into MIH common units and stock certificates representing MIC common stock immediately prior to the Reorg Merger will be deemed to represent MIH common units without an exchange of certificates. Following the Reorg Merger, a direct subsidiary of MIC will distribute all of the limited liability company interests of MIC Hawaii to MIC and MIC will in turn distribute all of the limited liability company interests of MIC Hawaii to MIH (such distributions, the Hawaii distribution and together with the Reorg Merger, the Reorganization). Upon completion of the Reorganization, MIH will directly own (i) MIC, which will own the AA Business, and (ii) MIC Hawaii. We intend to complete the Reorganization promptly after the Special Meeting of Shareholders, if the AA Transaction proposal is approved, and complete the AA Transaction within two business days after the Reorganization is completed (subject to the satisfaction or waiver of all other conditions contained in the AA Transaction agreement).
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
As a result of the signing of the AA Transaction Purchase Agreement and the MIC Hawaii Merger Agreement in June 2021, we do not expect to pay a regular dividend. See further discussion above regarding distributions expected to be made upon closing of each of the transactions.
Results of Operations: Consolidated
Impact of COVID-19

We continue to closely monitor the effects of COVID-19 and are actively managing our response by placing a priority on the health and safety of our employees, contractors, their families, customers, and the broader communities in which our businesses operate. Both Atlantic Aviation and the MIC Hawaii businesses are classified as essential services businesses and remain fully operational. The businesses are adhering to pandemic response plans and are following guidance from the Centers for Disease Control and Prevention (CDC) as well as federal, state, and local governments with respect to conducting operations safely. To the extent possible, and as permitted by local guidelines, our businesses are facilitating vaccination of their employees against COVID-19 and a return to the workplace for those employees that have been working remotely.
In addition to standard operating procedures designed to maintain safe operations, our businesses have implemented additional measures including: (i) a work from home policy; (ii) enhanced cleaning and disinfecting of facilities; (iii) limited interactions between employees and customers through social distancing; (iv) mandated the use of personal protective equipment by employees; and (v) education of customers on alternative payment and customer care options as a means of limiting interactions with employees at MIC Hawaii. The MIC businesses are engaged in ongoing communications with employees, customers, vendors, lenders, and other stakeholders apprising them of the business' response to the pandemic. We believe our staff and customers can access our facilities safely and in compliance with relevant directives.
Visitor arrivals to Hawaii, the primary driver of increases in demand for gas in Hawaii, improved sequentially in the second quarter of 2021 as increased visitor confidence levels due to the availability of COVID-19 vaccines and a relatively low level of infections in the islands combined to create an attractive environment for visitors from the U.S. mainland. The rate of recovery in the number of visitors to Hawaii in the future remains uncertain. COVID-19 continues to negatively affect the performance of our MIC Hawaii businesses, although the effects have diminished relative to this time last year. The easing of travel restrictions has resulted in an increase in economic activity and the number of primarily domestic visitors to Hawaii, but not to pre-COVID-19 levels. A significant surge in COVID-19 rates could negatively impact Hawaii tourism.
As federal, state, and local governments' pandemic response measures including social distancing, quarantines, travel restrictions, prohibitions on public gatherings, and stay-at-home orders have been rolled back, GA flight activity and the demand for jet fuel and ancillary services provided by Atlantic Aviation has recovered to levels above the comparable periods in 2019. The widespread availability of COVID-19 vaccines is expected to have a positive effect on activity levels. The level of GA flight activity in the future will depend upon the continued effectiveness of COVID-19 vaccines, the impact of COVID-19 variants and any significant surge in COVID-19 cases, the roll-back of various pandemic response measures, and the state of the U.S. and global economies among other factors. Changes in the level of flight activity may also reflect the number of business, international, and event-driven flights, all of which are uncertain, and the potential reversion of leisure oriented flight activity to pre-COVID-19 trends.
Cost saving initiatives implemented in connection with COVID-19 including hiring freezes, reductions in regular hours and overtime, furloughs, and deferral of maintenance and repair work have been eased as demand for services has increased. While management of our businesses remain focused on conducting operations as efficiently as possible, we believe that the cash generated by their ongoing operations will be sufficient to fund our businesses, including growth projects to which the businesses have committed.
In addition to the cash generated by our operating businesses, our sources of funding included the $285.7 million of cash we had on hand on June 30, 2021, which was net of amounts reserved for the repurchase of any and all of our $34.0 million of 2.00% Convertible Senior Notes outstanding.

Results of Operations: Consolidated – (continued)
Our consolidated results of operations are as follows:

	Quarter Ended June 30,		Change Favorable/(Unfavorable)		Six Months Ended June 30,		Change Favorable/(Unfavorable)
	2021	2020	$	%	2021	2020	$	%
	($ In Thousands, Except Share and Per Share Data) (Unaudited)
Revenue
Service revenue	$230,037	$104,318	125,719	121	$439,641	$328,315	111,326	34
Product revenue	58,740	36,795	21,945	60	113,327	97,257	16,070	17
Total revenue	288,777	141,113	147,664	105	552,968	425,572	127,396	30
Costs and expenses
Cost of services	99,534	29,280	(70,254)	NM	181,767	123,943	(57,824)	(47)
Cost of product sales	37,834	18,225	(19,609)	(108)	72,590	60,159	(12,431)	(21)
Selling, general and administrative	80,822	73,049	(7,773)	(11)	157,834	160,632	2,798	2
Fees to Manager - related party	7,551	3,824	(3,727)	(97)	13,103	11,180	(1,923)	(17)
Depreciation and amortization	27,916	29,018	1,102	4	55,435	59,549	4,114	7
Total operating expenses	253,657	153,396	(100,261)	(65)	480,729	415,463	(65,266)	(16)
Operating income (loss)	35,120	(12,283)	47,403	NM	72,239	10,109	62,130	NM
Other income (expense)
Interest income	41	189	(148)	(78)	202	657	(455)	(69)
Interest expense(1)	(16,773)	(23,639)	6,866	29	(35,392)	(50,344)	14,952	30
Other income (expense), net	793	46	747	NM	1,295	(100)	1,395	NM
Net income (loss) from continuing operations before income taxes	19,181	(35,687)	54,868	154	38,344	(39,678)	78,022	197
(Provision) benefit for income taxes	(12,248)	11,258	(23,506)	NM	(17,614)	8,261	(25,875)	NM
Net income (loss) from continuing operations	6,933	(24,429)	31,362	128	20,730	(31,417)	52,147	166

Discontinued Operations
Net income from discontinued operations before income taxes	—	22,371	(22,371)	(100)	—	46,916	(46,916)	(100)
Provision for income taxes	—	(5,240)	5,240	100	—	(11,570)	11,570	100
Net income from discontinued operations	—	17,131	(17,131)	(100)	—	35,346	(35,346)	(100)
Net income (loss)	6,933	(7,298)	14,231	195	20,730	3,929	16,801	NM

Net income (loss) from continuing operations	6,933	(24,429)	31,362	128	20,730	(31,417)	52,147	166
Less: net (loss) income attributable to noncontrolling interests	(416)	656	1,072	163	181	581	400	69
Net income (loss) from continuing operations attributable to MIC	7,349	(25,085)	32,434	129	20,549	(31,998)	52,547	164
Net income from discontinued operations	—	17,131	(17,131)	(100)	—	35,346	(35,346)	(100)
Net income from discontinued operations attributable to MIC	—	17,131	(17,131)	(100)	—	35,346	(35,346)	(100)
Net income (loss) attributable to MIC	$7,349	$(7,954)	15,303	192	$20,549	$3,348	17,201	NM

Basic income (loss) per share from continuing operations attributable to MIC	$0.08	$(0.29)	0.37	128	$0.23	$(0.37)	0.60	162
Basic income per share from discontinued operations attributable to MIC	—	0.20	(0.20)	(100)	—	0.41	(0.41)	(100)
Basic income (loss) per share attributable to MIC	$0.08	$(0.09)	0.17	189	$0.23	$0.04	0.19	NM
Weighted average number of shares outstanding: basic	87,628,429	86,871,892	756,537	1	87,520,541	86,779,432	741,109	1
___________
NM — Not meaningful.
(1)Interest expense includes non-cash losses on derivative instruments of $78,000 and non-cash gains of $203,000 for the quarter and six months ended June 30, 2021, respectively, compared with non-cash losses of $172,000 and $4.4 million for the quarter and six months ended June 30, 2020, respectively.

Results of Operations: Consolidated – (continued)
Revenue
Consolidated revenues increased for the quarter and six months ended June 30, 2021 compared with the quarter and six months ended June 30, 2020 primarily due to (i) an increase in the amount of jet fuel sold by Atlantic Aviation and gas sold by MIC Hawaii; and (ii) a higher wholesale cost of jet fuel.
Cost of Services and Product Sales
Consolidated cost of services and cost of product sales increased for the quarter and six months ended June 30, 2021 compared with the quarter and six months ended June 30, 2020 primarily due to (i) an increase in the amount of jet fuel sold by Atlantic Aviation and gas sold by MIC Hawaii; and (ii) the higher wholesale cost of jet fuel. The increase in cost of product sales was partially offset by a favorable mark-to-market adjustment of the value of the commodity hedge contracts for wholesale liquified petroleum gas (LPG) purchases executed by MIC Hawaii (see “Results of Operations — MIC Hawaii” below).
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased for the quarter ended June 30, 2021 compared with the quarter ended June 30, 2020 primarily due to higher (i) costs incurred in connection with efforts to sell our businesses; (ii) salaries and benefits; and (iii) insurance costs. These increases to selling, general and administrative expenses were partially offset by the absence of a $7.2 million provision for estimated costs (in excess of insurance recoveries) related to remediation of certain environmental matters at Atlantic Aviation.
Selling, general and administrative expenses decreased for the six months ended June 30, 2021 compared with the six months ended June 30, 2020 primarily due to the absence of a $7.2 million provision for estimated costs (in excess of insurance recoveries) related to remediation of certain environmental matters at Atlantic Aviation and lower costs incurred in connection with efforts to sell our businesses. The decreases were partially offset by costs incurred related to the repurchase of our 2.00% Convertible Senior Notes during the first quarter of 2021.
Fees to Manager
Our Manager is entitled to a monthly base management fee based on our market capitalization and potentially a quarterly performance fee based on total stockholder returns relative to a U.S. utilities index. For the quarter and six months ended June 30, 2021, we incurred base management fees of $7.5 million and $13.1 million, respectively, compared with $3.8 million and $11.2 million for the quarter and six months ended June 30, 2020, respectively. The increase in base management fees reflects an increase in our average market capitalization and the decrease in our average holding company cash balance during the quarter and six months ended June 30, 2021. No performance fees were incurred in either of the current or prior comparable periods. The unpaid portion of base management fees and performance fees, if any, at the end of each reporting period is included in the line item Due to Manager-related party in our consolidated condensed balance sheets.
In accordance with the Management Services Agreement, our Manager elected to reinvest any fees to which it was entitled in new primary shares in the periods shown below and has currently elected to reinvest future base management fees and performance fees, if any, in new primary shares.

Period	Base Management Fee Amount ($ in Thousands)	Performance Fee Amount ($ in Thousands)	Shares Issued
2021 Activities:
Second quarter 2021	$7,551	$—	214,040	(1)
First quarter 2021	5,552	—	176,296

2020 Activities:
Fourth quarter 2020	$4,903	$—	162,791
Third quarter 2020	4,980	—	172,976
Second quarter 2020	3,824	—	146,452
First quarter 2020	7,356	—	181,617
___________
(1)Our Manager elected to reinvest all monthly base management fees for the quarter ended June 30, 2021 in new primary shares. We issued 214,040 shares for the quarter ended June 30, 2021, including 71,638 shares that were issued in July 2021 for the June 2021 monthly base management fee.

Results of Operations: Consolidated – (continued)
Depreciation and Amortization
The decrease in depreciation and amortization expense for the quarter and six months ended June 30, 2021 compared with the quarter and six months ended June 30, 2020 primarily reflects the full amortization of certain airport contract rights at Atlantic Aviation, partially offset by assets placed in service.
Interest Expense, net, and Gains (Losses) on Derivative Instruments
Interest expense includes non-cash losses on derivative instruments of $78,000 and non-cash gains of $203,000 for the quarter and six months ended June 30, 2021, respectively, compared with non-cash losses of $172,000 and $4.4 million for the quarter and six months ended June 30, 2020, respectively, and amortization of debt financing costs and debt discount. Gains (losses) on derivatives recorded in interest expense are attributable to the change in fair value of interest rate hedges. For the quarter and six months ended June 30, 2021, interest expense also includes non-cash write-offs of debt financing costs of $251,000 and $4.6 million, respectively, related to the repurchase of our 2.00% Convertible Senior Notes, the cancellation of the holding company revolving credit facility, and the full repayment of the Hawaii Gas $100.0 million senior secured notes.
Excluding these non-cash adjustments and write-offs, cash interest expense totaled $15.3 million and $28.4 million for the quarter and six months ended June 30, 2021, respectively, and $19.2 million and $37.8 million for the quarter and six months ended June 30, 2020, respectively. The decrease in cash interest expense primarily reflects a lower weighted average debt balance, partially offset by a $4.7 million 'make-whole' payment related to the full repayment of the Hawaii Gas $100.0 million senior secured notes incurred in April 2021 and a higher weighted average interest rate. See discussions of interest expense for each of our operating businesses below.
Other Income (Expense), net
The increase in other income (expense), net, for the quarter and six months ended June 30, 2021 compared with the quarter and six months ended June 30, 2020 primarily reflects income from a Transition Services Agreement with IMTT.
Discontinued Operations
For the quarter and six months ended June 30, 2020, discontinued operations reflects the operating results of IMTT. The IMTT Transaction closed on December 23, 2020.
Income Taxes
We file a consolidated federal income tax return that includes the financial results of our operating businesses, Atlantic Aviation and MIC Hawaii. Pursuant to a tax sharing agreement, these businesses pay MIC an amount equal to the federal income tax each would pay on a standalone basis as if they were not part of the consolidated group. For 2021, we expect our current federal income tax liability to be approximately $8.3 million.
In addition, our businesses file income tax returns and may pay taxes in the states and local jurisdictions in which they operate. We expect the aggregate current year state income tax liability to be approximately $9.0 million. In calculating our state income tax provision, we have provided a valuation allowance for certain state income tax NOL carryforwards, the use of which is uncertain.
The increase in the 2021 current federal and state income tax liabilities from the estimates reported in the Form 10-Q for the quarter ended March 31, 2021 reflects the better than expected performance of Atlantic Aviation in the quarter ended June 30, 2021.
During the quarter ended June 30, 2021, we increased our deferred tax liability by $7.3 million on the assumption that MIC Hawaii would be disposed of by MIC in a taxable transaction as part of the Reorganization. The increase represents the deferred tax expense on the difference between our book and tax basis in our investment in MIC Hawaii.

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

Results of Operations: Consolidated – (continued)
A reconciliation of net income (loss) from continuing operations to EBITDA excluding non-cash items from continuing operations and a reconciliation from cash (used in) provided by operating activities from continuing operations to Free Cash Flow from continuing operations, on a consolidated basis, is provided below. Similar reconciliations for each of our operating businesses and Corporate and Other follow.

	Quarter Ended June 30,		Change Favorable/(Unfavorable)		Six Months Ended June 30,		Change Favorable/(Unfavorable)
	2021	2020	$	%	2021	2020	$	%
	($ In Thousands) (Unaudited)
Net income (loss) from continuing operations	$6,933	$(24,429)			$20,730	$(31,417)
Interest expense, net(1)	16,732	23,450			35,190	49,687
Provision (benefit) for income taxes	12,248	(11,258)			17,614	(8,261)
Depreciation and amortization	27,916	29,018			55,435	59,549
Fees to Manager - related party	7,551	3,824			13,103	11,180
Other non-cash (income) expense, net(2)	(102)	(3,727)			1,856	604
EBITDA excluding non-cash items - continuing operations	$71,278	$16,878	54,400	NM	$143,928	$81,342	62,586	77

EBITDA excluding non-cash items - continuing operations	$71,278	$16,878			$143,928	$81,342
Interest expense, net(1)	(16,732)	(23,450)			(35,190)	(49,687)
Non-cash interest expense, net(1)	1,345	4,186			6,748	11,853
(Provision) benefit for current income taxes	(4,730)	5,638			(7,939)	818
Changes in working capital	(130,700)	14,527			(147,093)	24,993
Cash (used in) provided by operating activities - continuing operations	(79,539)	17,779			(39,546)	69,319
Changes in working capital	130,700	(14,527)			147,093	(24,993)
Maintenance capital expenditures	(6,140)	(3,738)			(9,804)	(9,452)
Free cash flow - continuing operations	$45,021	$(486)	45,507	NM	$97,743	$34,874	62,869	180
___________
NM — Not meaningful.

(1)    Interest expense, net, includes non-cash adjustments to derivative instruments, non-cash amortization of debt financing fees, and non-cash amortization of debt discount related to our 2.00% Convertible Senior Notes. For the quarter and six months ended June 30, 2021, interest expense also includes non-cash write-offs of debt financing costs related to the repurchase of our 2.00% Convertible Senior Notes, the cancellation of the holding company revolving credit facility in January 2021, and the full repayment of the Hawaii Gas $100.0 million senior secured notes. In connection with the repayment of the Hawaii Gas $100.0 million senior secured notes, the Company paid a $4.7 million 'make-whole' payment.
(2) Other non-cash (income) expense, net, includes primarily non-cash mark-to-market adjustment of the value of the commodity hedge contracts, non-cash compensation expense incurred in relation to the incentive plans for senior management of our operating businesses, and non-cash gains (losses) related to the write-off or disposal of assets or liabilities. Other non-cash (income) expense, net, excludes the adjustment to bad debt expense related to the specific reserve component, net of recoveries, for which this adjustment is reported in working capital in the above table. See “Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items and Free Cash Flow” above for further discussion.

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
During the second quarter, GA flight activity in the U.S. exceeded levels recorded during the comparable quarter in 2019. Based on data reported by the Federal Aviation Administration (FAA), industry-wide domestic GA flight movements for the quarter and six months ended June 30, 2021 increased 109% and 46% compared with the quarter and six months ended June 30, 2020, respectively, and increased 13% and 5% compared with the quarter and six months ended June 30, 2019, respectively.
Based on data reported by the FAA, the total number of GA flight movements at airports on which Atlantic Aviation operates increased 137% and 49% for the quarter and six months ended June 30, 2021, respectively, compared with the quarter and six months ended June 30, 2020 and increased by 11% and 2%, respectively, compared with the quarter and six months ended June 30, 2019. The Intermountain West and Florida continued to experience very high levels of activity. Centers of business and economic activity such as New York, Los Angeles, and Chicago have experienced increased levels of activity, but are still trailing the comparable period in 2019.
Atlantic Aviation seeks to extend FBO leases prior to their maturity to maintain visibility into the cash generating capacity of these assets over the long-term. The weighted average remaining life of the leases in the Atlantic Aviation portfolio, based on EBITDA excluding non-cash items in the prior calendar year adjusted for the impact of acquisitions, dispositions, and lease extensions was 21.6 years and 19.8 years on June 30, 2021 and 2020, respectively. A portion of the increase reflects potentially temporary changes in the contribution to EBITDA excluding non-cash items from certain FBOs due to COVID-19. Based on the EBITDA excluding non-cash items weighting in 2019, the remaining lease life on June 30, 2021 would have been 19.7 years.

Results of Operations: Atlantic Aviation – (continued)

	Quarter Ended June 30,		Change Favorable/(Unfavorable)		Six Months Ended June 30,		Change Favorable/(Unfavorable)
	2021	2020			2021	2020
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Service revenue	230,037	104,318	125,719	121	439,641	328,315	111,326	34
Cost of services (exclusive of depreciation and amortization shown separately below)	99,534	29,280	(70,254)	NM	181,767	123,943	(57,824)	(47)
Gross margin	130,503	75,038	55,465	74	257,874	204,372	53,502	26
Selling, general and administrative expenses	62,512	58,860	(3,652)	(6)	124,098	123,000	(1,098)	(1)
Depreciation and amortization	23,589	24,865	1,276	5	46,889	51,444	4,555	9
Operating income (loss)	44,402	(8,687)	53,089	NM	86,887	29,928	56,959	190
Interest expense, net(1)	(10,764)	(14,129)	3,365	24	(21,494)	(33,005)	11,511	35
Other income (expense), net	2	(133)	135	102	(16)	(205)	189	92
(Provision) benefit for income taxes	(9,015)	6,401	(15,416)	NM	(17,611)	922	(18,533)	NM
Net income (loss)	24,625	(16,548)	41,173	NM	47,766	(2,360)	50,126	NM
Reconciliation of net income (loss) to EBITDA excluding non-cash items and a reconciliation of cash provided by operating activities to Free Cash Flow:
Net income (loss)	24,625	(16,548)			47,766	(2,360)
Interest expense, net(1)	10,764	14,129			21,494	33,005
Provision (benefit) for income taxes	9,015	(6,401)			17,611	(922)
Depreciation and amortization	23,589	24,865			46,889	51,444
Other non-cash expense, net(2)	2,326	849			3,895	1,662
EBITDA excluding non-cash items	70,319	16,894	53,425	NM	137,655	82,829	54,826	66

EBITDA excluding non-cash items	70,319	16,894			137,655	82,829
Interest expense, net(1)	(10,764)	(14,129)			(21,494)	(33,005)
Non-cash interest expense, net(1)	938	2,486			1,881	7,645
(Provision) benefit for current income taxes	(6,490)	8,497			(10,970)	(80)
Changes in working capital	6,961	8,050			8,877	23,717
Cash provided by operating activities	60,964	21,798			115,949	81,106
Changes in working capital	(6,961)	(8,050)			(8,877)	(23,717)
Maintenance capital expenditures	(4,494)	(2,361)			(7,044)	(5,406)
Free cash flow	49,509	11,387	38,122	NM	100,028	51,983	48,045	92
___________
NM — Not meaningful.
(1)Interest expense, net, includes non-cash adjustments to derivative instruments and non-cash amortization of debt financing fees.
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

Results of Operations: Atlantic Aviation – (continued)
Atlantic Aviation generates most of its revenue from sales of jet fuel at FBOs located on the 69 U.S. airports on which the business operates. Increases and decreases in the wholesale cost of jet fuel are generally passed through to customers. Atlantic Aviation seeks to maintain and, where appropriate, increase dollar-based margins on jet fuel sales.
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
Revenue and Gross Margin
Revenue and gross margin increased for the quarter and six months ended June 30, 2021 compared with the quarter and six months ended June 30, 2020 due to an increase in the amount of jet fuel sold and ancillary services provided. The increase in revenue also reflects the higher wholesale cost of jet fuel in the quarter and six months ended June 30, 2021 versus the prior comparable period. In general, the increase in the wholesale cost of jet fuel is typically reflected in a corresponding increase in cost of services, resulting in no impact to gross margin.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased for the quarter and six months ended June 30, 2021 versus the prior comparable period primarily due to higher salaries and benefits and maintenance and repair costs, partially offset by the absence of a $7.2 million provision for estimated costs (in excess of insurance recoveries) related to remediation of certain environmental liabilities recorded during the quarter ended June 30, 2020.
Depreciation and Amortization
Depreciation and amortization decreased for the quarter and six months ended June 30, 2021 versus the prior comparable period primarily due to the full amortization of certain airport contract rights, partially offset by assets placed in service.
Operating Income
Operating income increased in the quarter and six months ended June 30, 2021 compared with the quarter and six months ended June 30, 2020 due to the increase in gross margin and the decrease in depreciation and amortization, partially offset by the increase in selling, general and administrative expenses.
Interest Expense, Net
Interest expense, net, includes non-cash losses on derivative instruments of an insignificant amount for the quarter and six months ended June 30, 2021 compared with non-cash losses of $49,000 and $3.5 million for the quarter and six months ended June 30, 2020, respectively, and amortization of debt financing costs. Excluding these non-cash adjustments, cash interest expense totaled $9.8 million and $19.6 million for the quarter and six months ended June 30, 2021, respectively, and $11.7 million and $25.4 million for the quarter and six months ended June 30, 2020, respectively. The decrease in cash interest expense primarily reflects a lower weighted average interest rate and lower weighed average debt balance.
Income Taxes
The taxable income generated by Atlantic Aviation is reported on our consolidated federal income tax return. The business files standalone state income tax returns in most of the states in which it operates. The tax expense in the table above includes both state income taxes and the portion of the consolidated federal income tax liability attributable to the business. For the year ended December 31, 2021, the business expects to pay state income taxes of approximately $8.4 million. The Provision for Current Income Taxes of $11.0 million for the six months ended June 30, 2021 in the above table includes $6.7 million of federal income tax expense and $4.3 million of state income tax expense.
Atlantic Aviation has state NOL carryforwards that are specific to the state in which they were generated. The utilization of NOL carryforwards may reduce or eliminate state taxable income in the future.

Results of Operations: Atlantic Aviation – (continued)
Maintenance Capital Expenditures
For the six months ended June 30, 2021, Atlantic Aviation incurred maintenance capital expenditures of $7.0 million and $6.9 million on an accrual basis and cash basis, respectively, compared with $5.4 million and $7.6 million on an accrual basis and cash basis, respectively, for the six months ended June 30, 2020.
Results of Operations: MIC Hawaii
MIC Hawaii comprises Hawaii Gas and several smaller businesses collectively engaged in efforts to reduce the cost and improve the reliability and sustainability of energy in Hawaii. The businesses of MIC Hawaii generate revenue primarily from the provision of gas to commercial, residential, and governmental customers and the generation of power.
The financial performance of MIC Hawaii is a function of the number of customers served, their consumption of energy and the prices achieved on sales by each of Hawaii Gas’s utility and non-utility operations and under power purchase agreements. The amount of gas consumed is positively correlated with visitor arrivals and general economic activity over the long term. Consumption trends and prices are a function of, among other factors, energy efficiency, weather, the range of competitive energy sources, and MIC Hawaii’s commodity input costs.
The financial performance of MIC Hawaii continues to be affected by the reduced demand for gas resulting from the lower number of visitors to Hawaii relative to pre-COVID-19 periods. The number of visitors to Hawaii increased from 31,000 and 2.2 million for the quarter and six months ended June 30, 2020, respectively, to 1.9 million and 2.8 million for the quarter and six months ended June 30, 2021, respectively, but remains lower compared to 2.6 million and 5.2 million versus the quarter and six months ended June 30, 2019, respectively. A corresponding improvement in hotel occupancy, restaurants patronage, and use of commercial laundry services resulted in an overall increase in gas consumption of 54% and 8% during the quarter and six months ended June 30, 2021 compared with the quarter and six months ended June 30, 2020, respectively, but overall gas consumption is still lower by 8% and 15% compared to the quarter and six months ended June 30, 2019, respectively.
Hawaii Gas uses commodity hedge contracts to reduce the financial risks of commodity price fluctuations associated with wholesale LPG purchases for the unregulated portion of its business. Hawaii Gas has entered into contracts with varying maturities through December 2023 with respect to a portion of its expected LPG purchases during that time.
On April 9, 2021, the HPUC issued an order establishing a procedural schedule to govern the remanded 2018 rate case proceeding and directed Hawaii Gas to update its 2018 test year data to reflect a 2022 test year and submit certain analysis related to greenhouse gas lifecycle emissions associated with two small scale liquefied natural gas (LNG) projects. The HPUC order also expanded the scope of participation of certain parties and established a modified statement of issues. The ultimate impact of the HPUC order on the approved revenue requirement is unclear; however, the remanded proceeding is not expected to be adjudicated completely in 2021, which would result in no anticipated financial impact in 2021.

Results of Operations: MIC Hawaii – (continued)

	Quarter Ended June 30,		Change Favorable/(Unfavorable)		Six Months Ended June 30,		Change Favorable/(Unfavorable)
	2021	2020			2021	2020
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Product revenue	58,740	36,795	21,945	60	113,327	97,257	16,070	17
Cost of product sales (exclusive of depreciation and amortization shown separately below)	37,834	18,225	(19,609)	(108)	72,590	60,159	(12,431)	(21)
Gross margin	20,906	18,570	2,336	13	40,737	37,098	3,639	10
Selling, general and administrative expenses	6,929	6,438	(491)	(8)	12,606	12,760	154	1
Depreciation and amortization	3,840	3,778	(62)	(2)	7,588	7,402	(186)	(3)
Operating income	10,137	8,354	1,783	21	20,543	16,936	3,607	21
Interest expense, net(1)	(5,664)	(1,780)	(3,884)	NM	(6,968)	(4,555)	(2,413)	(53)
Other expense, net	(82)	(56)	(26)	(46)	(418)	(168)	(250)	(149)
Provision for income taxes	(1,318)	(1,772)	454	26	(3,685)	(3,547)	(138)	(4)
Net income	3,073	4,746	(1,673)	(35)	9,472	8,666	806	9
Less: net (loss) income attributable to noncontrolling interests	(416)	656	1,072	163	181	581	400	69
Net income attributable to MIC	3,489	4,090	(601)	(15)	9,291	8,085	1,206	15
Reconciliation of net income to EBITDA excluding non-cash items and a reconciliation of cash (used in) provided by operating activities to Free Cash Flow:
Net income	3,073	4,746			9,472	8,666
Interest expense, net(1)	5,664	1,780			6,968	4,555
Provision for income taxes	1,318	1,772			3,685	3,547
Depreciation and amortization	3,840	3,778			7,588	7,402
Other non-cash income, net(2)	(2,836)	(4,841)			(3,092)	(1,728)
EBITDA excluding non-cash items	11,059	7,235	3,824	53	24,621	22,442	2,179	10

EBITDA excluding non-cash items	11,059	7,235			24,621	22,442
Interest expense, net(1)	(5,664)	(1,780)			(6,968)	(4,555)
Non-cash interest expense, net(1)	274	188			43	1,191
Provision for current income taxes	(669)	(791)			(2,185)	(2,914)
Changes in working capital	(5,760)	8,692			(7,456)	3,606
Cash (used in) provided by operating activities	(760)	13,544			8,055	19,770
Changes in working capital	5,760	(8,692)			7,456	(3,606)
Maintenance capital expenditures	(1,646)	(1,377)			(2,760)	(4,046)
Free cash flow	3,354	3,475	(121)	(3)	12,751	12,118	633	5
___________
NM — Not meaningful.
(1)Interest expense, net, includes non-cash adjustments to derivative instruments, non-cash amortization of debt financing fees, and non-cash write-offs of debt financing costs related to the full repayment of the Hawaii Gas $100.0 million senior secured notes. In connection with the repayment of the Hawaii Gas $100.0 million senior secured notes, Hawaii Gas paid a $4.7 million 'make-whole' payment.

Results of Operations: MIC Hawaii – (continued)
(2)Other non-cash income, net, includes primarily non-cash mark-to-market adjustment of the value of the commodity hedge contracts, non-cash compensation expense incurred in relation to incentive plans, and non-cash gains (losses) related to the write-off or disposal of assets or liabilities. Other non-cash income, net, excludes the adjustment to bad debt expense related to the specific reserve component, net of recoveries, for which this adjustment is reported in working capital in the above table. See “Earnings Before Interest, Taxes, Depreciation and Amortization (EBITDA) excluding non-cash items and Free Cash Flow” above for further discussion.
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
Revenue and Gross Margin
Revenue increased for the quarter and six months ended June 30, 2021 compared with the quarter and six months ended June 30, 2020 primarily due to an increase in the amount of gas sold by Hawaii Gas. The increase in the amount of gas sold reflects increased consumption by commercial and industrial customers, as a result of an increase in the number of visitors to Hawaii and increased commercial activity as Hawaii recovers from the impact of COVID-19.
Gross margin increased to $20.9 million and $40.7 million for the quarter and six months ended June 30, 2021, respectively, from $18.6 million and $37.1 million for the quarter and six months ended June 30, 2020, respectively. The increase in gross margin for the quarter and six months ended June 30, 2021 compared with the quarter and six months ended June 30, 2020 was primarily due to an increase in the amount of gas sold and a larger favorable change in the mark-to-market adjustment of the value of the commodity hedge contracts executed by MIC Hawaii for the six month ended June 30, 2021. The increase in gross margin for the quarter and six months ended June 30, 2021 is partially offset by higher wholesale cost of LPG.
The business recorded favorable adjustments of $3.8 million and $4.9 million in the mark-to-market adjustment of the value of the commodity hedge contracts for the quarter and six months ended June 30, 2021, respectively, compared with $6.4 million and $4.0 million for the quarter and six months ended June 30, 2020, respectively. The change in the mark-to-market adjustment of the value of the commodity hedge contracts during the quarter and six months ended June 30, 2021 primarily reflects higher forecast wholesale prices of LPG relative to the hedged price.
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased for the quarter ended June 30, 2021 and was flat for the six months ended June 30, 2021 compared with the prior comparable periods. The increase for the quarter ended June 30, 2021 was primarily due to higher insurance costs and salaries and benefits.
Operating Income
Operating income increased for the quarter ended June 30, 2021 compared with the quarter ended June 30, 2020 primarily due to higher gross margin, partially offset by higher selling, general and administrative expenses and depreciation and amortization.
Operating income increased for the six months ended June 30, 2021 compared with the six months ended June 30, 2020 primarily due to the higher gross margin and lower selling, general and administrative expenses, partially offset by higher depreciation and amortization.
Interest Expense, Net
Interest expense, net, includes non-cash losses on derivative instruments of $78,000 and non-cash gains of $205,000 for the quarter and six months ended June 30, 2021, respectively, compared with non-cash losses on derivative instruments of $123,000 and $956,000 for the quarter and six months ended June 30, 2020, respectively, and amortization of debt financing costs. For the quarter and six months ended June 30, 2021, interest expense also includes non-cash write-offs of debt financing costs of $154,000 related to the full repayment of the Hawaii Gas $100.0 million senior secured notes.

Results of Operations: MIC Hawaii – (continued)
Excluding the non-cash adjustments, cash interest expense totaled $5.4 million and $6.9 million for the quarter and six months ended June 30, 2021, respectively, compared with $1.6 million and $3.4 million for the quarter and six months ended June 30, 2020. The increase in cash interest expense primarily reflects a $4.7 million 'make-whole' payment related to the full repayment of the Hawaii Gas $100.0 million senior secured notes incurred in April 2021, partially offset by a lower weighted average debt balance and a lower weighted average interest rate.
Income Taxes
The taxable income generated by the MIC Hawaii businesses is reported on our consolidated federal income tax return. The businesses file a consolidated Hawaii state income tax return. The tax expense in the table above includes both the state income tax and the portion of the consolidated federal income tax liability attributable to the businesses. For the year ended December 31, 2021, the business expects to pay state income taxes of approximately $600,000. The Provision for Current Income Taxes of $2.2 million for the six months ended June 30, 2021 in the above table includes $1.7 million of federal income tax expense and $463,000 of state income tax expense.
Maintenance Capital Expenditures
For the six months ended June 30, 2021, MIC Hawaii incurred maintenance capital expenditures of $2.8 million and $3.1 million on an accrual and cash basis, respectively, compared with $4.0 million and $4.3 million on an accrual and cash basis, respectively, for the six months ended June 30, 2020.
Results of Operations: Corporate and Other
Our Corporate and Other segment comprises primarily results from MIC Corporate in New York City and our shared services center in Plano, Texas, MGS. To facilitate the sales of our remaining businesses, we have undertaken a windup of MGS. During the quarter ended June 30, 2021, the non-information technology services being provided to our former subsidiary, IMTT, were concluded and the majority of the staff providing those services separated from MGS. The majority of the remaining staff, including the information technology staff, were transferred to Atlantic Aviation. Each of Atlantic Aviation and MIC Hawaii now have a stand-alone back office.

Results of Operations: Corporate and Other – (continued)

	Quarter Ended June 30,		Change Favorable/(Unfavorable)		Six Months Ended June 30,		Change Favorable/(Unfavorable)
	2021	2020			2021	2020
	$	$	$	%	$	$	$	%
	($ In Thousands) (Unaudited)
Selling, general and administrative expenses	11,381	7,751	(3,630)	(47)	21,130	24,872	3,742	15
Fees to Manager - related party	7,551	3,824	(3,727)	(97)	13,103	11,180	(1,923)	(17)
Depreciation and amortization	487	375	(112)	(30)	958	703	(255)	(36)
Operating loss	(19,419)	(11,950)	(7,469)	(63)	(35,191)	(36,755)	1,564	4
Interest expense, net(1)	(304)	(7,541)	7,237	96	(6,728)	(12,127)	5,399	45
Other income, net	873	235	638	NM	1,729	273	1,456	NM
(Provision) benefit for income taxes	(1,915)	6,629	(8,544)	(129)	3,682	10,886	(7,204)	(66)
Net loss	(20,765)	(12,627)	(8,138)	(64)	(36,508)	(37,723)	1,215	3
Reconciliation of net loss to EBITDA excluding non-cash items and a reconciliation of cash used in operating activities to Free Cash Flow:
Net loss	(20,765)	(12,627)			(36,508)	(37,723)
Interest expense, net(1)	304	7,541			6,728	12,127
Provision (benefit) for income taxes	1,915	(6,629)			(3,682)	(10,886)
Fees to Manager - related party	7,551	3,824			13,103	11,180
Depreciation and amortization	487	375			958	703
Other non-cash expense, net(2)	408	265			1,053	670
EBITDA excluding non-cash items	(10,100)	(7,251)	(2,849)	(39)	(18,348)	(23,929)	5,581	23

EBITDA excluding non-cash items	(10,100)	(7,251)			(18,348)	(23,929)
Interest expense, net(1)	(304)	(7,541)			(6,728)	(12,127)
Non-cash interest expense, net(1)	133	1,512			4,824	3,017
Benefit (provision) for current income taxes	2,429	(2,068)			5,216	3,812
Changes in working capital	(131,901)	(2,215)			(148,514)	(2,330)
Cash used in operating activities	(139,743)	(17,563)			(163,550)	(31,557)
Changes in working capital	131,901	2,215			148,514	2,330
Free cash flow	(7,842)	(15,348)	7,506	49	(15,036)	(29,227)	14,191	49
___________
NM — Not meaningful.
(1)Interest expense, net, includes, non-cash amortization of debt financing fees and non-cash amortization of debt discount related to our 2.00% Convertible Senior Notes. For the quarter and six months ended June 30, 2021, interest expense also includes non-cash write-offs of debt financing costs related to the repurchase of our 2.00% Convertible Senior Notes and the cancellation of the holding company revolving credit facility in January 2021.
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

Results of Operations: Corporate and Other – (continued)
Selling, General and Administrative Expenses
Selling, general and administrative expenses increased for the quarter ended June 30, 2021 compared with the quarter ended June 30, 2020 primarily due to higher costs incurred in connection with efforts to sell our businesses.
Selling, general and administrative expenses decreased for the six months ended June 30, 2021 compared with the six months ended June 30, 2020 primarily due to lower costs incurred in connection with efforts to sell our businesses. The decreases were partially offset by costs incurred related to the repurchase of our 2.00% Convertible Senior Notes during the first quarter of 2021.
Fees to Manager
Fees to Manager for the quarter and six months ended June 30, 2021 comprise base management fees of $7.5 million and $13.1 million, respectively, compared with $3.8 million and $11.2 million for the quarter and six months ended June 30, 2020, respectively. The increase in base management fees reflects an increase in our average market capitalization and the decrease in our average holding company cash balance during the quarter and six months ended June 30, 2021. No performance fees were incurred in either of the current or prior comparable period.
Interest Expense, net
Interest expense, net, includes non-cash amortization of debt financing costs and debt discounts. For the quarter and six months ended June 30, 2021, interest expense also includes non-cash write-offs of debt financing costs of $97,000 and $4.4 million, respectively, related to the repurchase of our 2.00% Convertible Senior Notes and the cancellation of the holding company revolving credit facility in January 2021.
Excluding the non-cash adjustments, cash interest expense totaled $171,000 and $1.9 million for the quarter and six months ended June 30, 2021, respectively, compared with $6.0 million and $9.1 million for the quarter and six months ended June 30, 2020. The decrease in cash interest expense primarily reflects a lower weighted average debt balance and a lower weighted average interest rate.
Other Income, net
The increase in other income, net, for the quarter and six months ended June 30, 2021 compared with the quarter and six months ended June 30, 2020 primarily reflects income from a Transition Services Agreement with IMTT.
Income Taxes
The Benefit for Current Income Taxes of $5.2 million for the six months ended June 30, 2021 in the above table primarily reflects the consolidation of the current federal income tax expense recorded by Atlantic Aviation and MIC Hawaii and the federal income tax losses generated by Corporate and Other. This results in a consolidated current federal tax liability of $3.8 million.
During the quarter ended June 30, 2021, we increased our deferred tax liability by $7.3 million on the assumption that MIC Hawaii would be disposed of by MIC in a taxable transaction as part of the Reorganization. The increase represents the deferred tax expense on the difference between our book and tax basis in our investment in MIC Hawaii.

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
2.00% Convertible Senior Notes Tender
On February 17, 2021, we initiated a tender offer for any and all of our 2.00% Convertible Senior Notes outstanding. On March 16, 2021, we repurchased $358.6 million in aggregate principal amount of the Notes in the tender offer. During the second quarter of 2021, we repurchased an additional $9.9 million resulting in an outstanding balance of $34.0 million.
Hawaii Gas Senior Secured Notes
On April 19, 2021, Hawaii Gas fully repaid all of its $100.0 million senior secured notes outstanding and incurred a $4.7 million 'make-whole' payment.
Cancellation of Holding Company Revolving Credit Facility
The IMTT Transaction resulted in the termination of all commitments under our holding company level revolving credit facility on January 19, 2021, in accordance with the terms of that agreement. All drawings on the revolving credit facility were fully repaid as of December 31, 2020.
Ongoing Operations
We currently expect Atlantic Aviation and MIC Hawaii to service and/or repay their debts, make required tax payments, fund maintenance capital expenditures, and deploy growth capital during 2021 using cash generated from their respective operations and their cash on hand.
Debt
On June 30, 2021, the consolidated debt outstanding at our operating businesses and at our holding company totaled $1,126.6 million. We had access to an undrawn revolving credit facility at MIC Hawaii of $60.0 million. The ratio of net debt/EBITDA excluding non-cash items for our operating businesses was 2.9x on June 30, 2021.
The following table shows MIC’s debt obligations on July 30, 2021 ($ in thousands):

Business	Debt	Weighted Average Remaining Life (in years)	Balance Outstanding	Weighted Average Rate(1)
MIC Corporate	Convertible Senior Notes	2.2	$34,039	2.00%
Atlantic Aviation	Term Loan(2)	4.4	999,375	4.20%
MIC Hawaii(3)	Term Loan(2)	2.9	93,231	1.84%
Total		4.2	$1,126,645	3.94%
___________
(1)Reflects annualized interest rate on all facilities including interest rate hedges.
(2)The weighted average remaining life does not reflect the scheduled amortization on these facilities.
(3)MIC Hawaii also has a $60.0 million revolving credit facility that was undrawn. The revolving credit facility floats at LIBOR plus 1.25%. During the quarter ended June 30, 2021, MIC Hawaii extended the maturity on its term loan and revolving credit facility from February 2023 to February 2024.
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

($ In Thousands)	Six Months Ended June 30,		Change Favorable/(Unfavorable)
	2021	2020
	$	$	$	%
Cash (used in) provided by operating activities	(39,546)	69,319	(108,865)	(157)
Cash used in investing activities	(32,805)	(42,769)	9,964	23
Cash (used in) provided by financing activities	(1,435,389)	505,998	(1,941,387)	NM
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
The change in consolidated cash provided by operating activities for the six months ended June 30, 2020 to consolidated cash used in operating activities for the six months ended June 30, 2021 primarily reflects:
•payment of capital gains taxes and expenses related to the IMTT Transaction during 2021;
•an unfavorable change to accounts receivable and inventory and favorable change to accounts payable resulting from the decline in business activity and cost of jet fuel and gas from the impact of COVID-19 during 2020;
•the absence of a provision recorded in 2020 related to remediation of certain environmental matters at Atlantic Aviation; and
•an increase in current taxes; partially offset by
•an increase in EBITDA excluding non-cash items; and
•a decrease in cash interest expense.
Investing Activities from Continuing Operations
Cash provided by investing activities include proceeds from divestitures of businesses and disposal of fixed assets. Cash used in investing activities include acquisitions of businesses in existing segments and capital expenditures.
The decrease in cash used in investing activities for the six months ended June 30, 2021 compared with the six months ended June 30, 2020 is primarily attributable to the absence of an acquisition of an FBO during 2020 at an airport on which Atlantic Aviation already operated, partially offset by higher capital expenditures.
Capital Deployment
Capital deployment includes growth capital expenditures and “bolt-on” acquisitions, the majority of which are expected to generate incremental earnings. For the six months ended June 30, 2021 and 2020, growth capital deployed from continuing operations totaled $22.9 million and $30.9 million, respectively. We continuously evaluate opportunities to prudently deploy capital in bolt-on acquisitions and growth projects across our existing businesses.
Financing Activities from Continuing Operations
Cash provided by financing activities includes new equity and debt issuance primarily to fund acquisitions and capital expenditures. Cash used in financing activities includes dividends paid to our stockholders and the repayment of debt principal balances.
The change from cash provided by financing activities for the six months ended June 30, 2020 to cash used in financing activities for the six months ended June 30, 2021 is primarily attributable to a special dividend of $11.00 per share paid in January 2021, the repurchase of our 2.00% Convertible Senior Notes during 2021, and the full repayment of the Hawaii Gas

Liquidity and Capital Resources – (continued)

$100.0 million senior secured notes. During the six months ended June 30, 2020, the Company drew down $874.0 million on its available revolving credit facilities in response to the outbreak of COVID-19, of which $275.0 million was repaid through June 30, 2020.
Atlantic Aviation
On June 30, 2021, Atlantic Aviation had approximately $1.0 billion outstanding on its senior secured first lien term loan facility. Cash interest expense totaled $19.6 million and $25.4 million for the six months ended June 30, 2021 and 2020, respectively.
MIC Hawaii
On June 30, 2021, MIC Hawaii had total term loan debt outstanding of $93.2 million. MIC Hawaii also had a $60.0 million revolving credit facility that was undrawn on June 30, 2021. Cash interest expense totaled $6.9 million, which included a $4.7 million 'make-whole' payment related to the full repayment of the Hawaii Gas $100.0 million senior secured notes, and $3.4 million for the six months ended June 30, 2021 and 2020, respectively. On June 30, 2021, MIC Hawaii was in compliance with its financial covenants.
MIC Corporate
On June 30, 2021, MIC had $34.0 million of the 2.00% Convertible Senior Notes outstanding. Cash interest expense totaled $1.9 million and $9.1 million for the six months ended June 30, 2021 and 2020, respectively.
For a description of the material terms of MIC and its businesses' debt facilities, see Note 9, “Long-Term Debt”, in Part II, Item 8, of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
Commitments and Contingencies
Except as noted above and the Company entering into the Atlantic Aviation Stock Purchase Agreement and the MIC Hawaii Merger Agreement, on June 30, 2021, there were no material changes in our commitments and contingencies compared with those on December 31, 2020. On June 30, 2021, we did not have any material purchase obligations. For a discussion of our other future obligations, due by period, under the various contractual obligations, off-balance sheet arrangements, and commitments, see “Liquidity and Capital Resources — Commitments and Contingencies” in Part II, Item 7 of our Annual Report on Form 10-K for the fiscal year ended December 31, 2020, filed with the SEC on February 17, 2021.
On June 30, 2021, we did not have any material reserves for contingencies. We have other contingencies occurring in the normal course of business, including pending legal and administrative proceedings that are not reflected at this time as they are not ascertainable.
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
Interim Goodwill Review
We test for goodwill impairment at the reporting unit level on October 1st of each year and between annual tests if a triggering event indicates the possibility of an impairment. We monitor changing business conditions as well as industry and economic factors, among others, for events which could trigger the need for an interim impairment analysis. During the quarter and six months ended June 30, 2021, there were no triggering events indicating goodwill impairment.
Controls and Procedures
Evaluation of Disclosure Controls and Procedures
Under the direction and with the participation of our Chief Executive Officer and Chief Financial Officer, we evaluated our disclosure controls and procedures (as such term is defined under Rule 13a-15(e) and 15d-15(e) of the Exchange Act) as of the end of the period covered by this report. The purpose of disclosure controls is to ensure that information required to be disclosed in our reports filed with or submitted to the SEC under the Exchange Act is recorded, processed, summarized, and reported within the time periods specified in the SEC’s rules and forms. Disclosure controls are also designed to ensure that such information is accumulated and communicated to our management, including our principal executive officer and principal financial officer, to allow timely decisions regarding required disclosure. Based on this evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that our disclosure controls and procedures were effective as of June 30, 2021.
Changes in Internal Control Over Financial Reporting
There have not been any changes in our internal control over financial reporting as defined in Exchange Act Rules 13a-15(f) and 15d-15(f) that occurred during the quarter ended June 30, 2021 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

MACQUARIE INFRASTRUCTURE CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS
($ in Thousands, Except Share Data)

	June 30, 2021	December 31, 2020
	(Unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$319,690	$1,828,063
Restricted cash	11,790	11,157
Accounts receivable, net of allowance for doubtful accounts	55,057	46,862
Inventories	19,663	16,551
Prepaid expenses	13,385	8,326
Other current assets	12,101	9,197
Total current assets	431,686	1,920,156
Property, equipment, land and leasehold improvements, net	849,530	854,200
Operating lease assets, net	321,941	322,892
Goodwill	617,072	616,939
Intangible assets, net	441,012	457,587
Other noncurrent assets	8,863	6,865
Total assets	$2,670,104	$4,178,639
LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Due to Manager-related party	$2,755	$1,203
Accounts payable	31,406	30,470
Accrued expenses	50,177	46,112
Current portion of long-term debt	11,333	11,310
Dividend payable	—	960,981
Operating lease liabilities - current	17,069	17,157
Income taxes payable	3,200	132,113
Other current liabilities	24,121	22,861
Total current liabilities	140,061	1,222,207
Long-term debt, net of current portion	1,097,923	1,554,359
Deferred income taxes	132,738	126,858
Operating lease liabilities - noncurrent	311,122	311,597
Other noncurrent liabilities	64,893	70,312
Total liabilities	1,746,737	3,285,333
Commitments and contingencies	—	—
See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION
CONSOLIDATED CONDENSED BALANCE SHEETS – (continued)
($ in Thousands, Except Share Data)

	June 30, 2021	December 31, 2020
	(Unaudited)
Stockholders’ equity(1):
Common Stock ($0.001 par value; 500,000,000 authorized; 87,780,539 shares issued and outstanding on June 30, 2021 and 87,361,929 shares issued and outstanding on December 31, 2020)	$88	$87
Additional paid in capital	180,346	177,975
Accumulated other comprehensive loss	(6,175)	(6,175)
Retained earnings	740,640	713,129
Total stockholders’ equity	914,899	885,016
Noncontrolling interests	8,468	8,290
Total equity	923,367	893,306
Total liabilities and equity	$2,670,104	$4,178,639
___________
(1)The Company is authorized to issue 100,000,000 shares of preferred stock, par value $0.001 per share authorized. On June 30, 2021 and December 31, 2020, no preferred stocks were issued or outstanding. The Company had 100 shares of special stock, par value $0.001 per share, issued and outstanding to its Manager on June 30, 2021 and December 31, 2020.
See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)
($ in Thousands, Except Share and Per Share Data)

	Quarter Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Revenue
Service revenue	$230,037	$104,318	$439,641	$328,315
Product revenue	58,740	36,795	113,327	97,257
Total revenue	288,777	141,113	552,968	425,572
Costs and expenses
Cost of services	99,534	29,280	181,767	123,943
Cost of product sales	37,834	18,225	72,590	60,159
Selling, general and administrative	80,822	73,049	157,834	160,632
Fees to Manager - related party	7,551	3,824	13,103	11,180
Depreciation	19,629	19,745	38,860	39,271
Amortization of intangibles	8,287	9,273	16,575	20,278
Total operating expenses	253,657	153,396	480,729	415,463
Operating income (loss)	35,120	(12,283)	72,239	10,109
Other income (expense)
Interest income	41	189	202	657
Interest expense(1)	(16,773)	(23,639)	(35,392)	(50,344)
Other income (expense), net	793	46	1,295	(100)
Net income (loss) from continuing operations before income taxes	19,181	(35,687)	38,344	(39,678)
(Provision) benefit for income taxes	(12,248)	11,258	(17,614)	8,261
Net income (loss) from continuing operations	6,933	(24,429)	20,730	(31,417)

Discontinued Operations(2)
Net income from discontinued operations before income taxes	—	22,371	—	46,916
Provision for income taxes	—	(5,240)	—	(11,570)
Net income from discontinued operations	—	17,131	—	35,346
Net income (loss)	6,933	(7,298)	20,730	3,929

Net income (loss) from continuing operations	6,933	(24,429)	20,730	(31,417)
Less: net (loss) income attributable to noncontrolling interests	(416)	656	181	581
Net income (loss) from continuing operations attributable to MIC	7,349	(25,085)	20,549	(31,998)
Net income from discontinued operations	—	17,131	—	35,346
Net income from discontinued operations attributable to MIC	—	17,131	—	35,346
Net income (loss) attributable to MIC	$7,349	$(7,954)	$20,549	$3,348
See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF OPERATIONS – (continued)
(Unaudited)
($ in Thousands, Except Share and Per Share Data)

	Quarter Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Basic income (loss) per share from continuing operations attributable to MIC	$0.08	$(0.29)	$0.23	$(0.37)
Basic income per share from discontinued operations attributable to MIC	—	0.20	—	0.41
Basic income (loss) per share attributable to MIC	$0.08	$(0.09)	$0.23	$0.04
Weighted average number of shares outstanding: basic	87,628,429	86,871,892	87,520,541	86,779,432

Diluted income (loss) per share from continuing operations attributable to MIC	$0.08	$(0.29)	$0.23	$(0.37)
Diluted income per share from discontinued operations attributable to MIC	—	0.20	—	0.41
Diluted income (loss) per share attributable to MIC	$0.08	$(0.09)	$0.23	$0.04
Weighted average number of shares outstanding: diluted	87,728,174	86,871,892	87,612,379	86,779,432
___________
(1)Interest expense includes non-cash losses on derivative instruments of $78,000 and non-cash gains of $203,000 for the quarter and six months ended June 30, 2021, respectively, compared with non-cash losses of $172,000 and $4.4 million for the quarter and six months ended June 30, 2020, respectively.
(2)See Note 4, “Discontinued Operations and Dispositions”, for discussions on businesses classified as held for sale.

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)
(Unaudited)
($ in Thousands)

	Quarter Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net income (loss)	$6,933	$(7,298)	$20,730	$3,929
Other comprehensive income (loss), net of taxes:
Translation adjustment (1)	—	1,644	—	(1,077)
Other comprehensive income (loss)	—	1,644	—	(1,077)
Comprehensive income (loss)	6,933	(5,654)	20,730	2,852
Less: comprehensive (loss) income attributable to noncontrolling interests	(416)	656	181	581
Comprehensive income (loss) attributable to MIC	$7,349	$(6,310)	$20,549	$2,271
___________
(1)Translation adjustment is presented net of tax expense of $639,000 and tax benefit of $419,000 for the quarter and six months ended June 30, 2020, respectively. See Note 10, “Stockholders’ Equity”, for further discussions.
See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY
(Unaudited)
($ in Thousands, Except Share Data)

	In Shares		Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Special Stock	Common Stock(1)
Balance on March 31, 2021	100	87,505,452	$88	$170,678	$(6,175)	$733,291	$897,882	$8,887	$906,769
Issuance of shares to Manager	—	209,522	—	6,901	—	—	6,901	—	6,901
Stock vested under compensation plans(2)	—	74,580	—	—	—	—	—	—	—
Stock withheld for taxes on vested stock(2)	—	(9,015)	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	2,767	—	—	2,767	—	2,767
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3)	(3)
Comprehensive income (loss), net of taxes	—	—	—	—	—	7,349	7,349	(416)	6,933
Balance on June 30, 2021	100	87,780,539	$88	$180,346	$(6,175)	$740,640	$914,899	$8,468	$923,367

Balance on December 31, 2020	100	87,361,929	$87	$177,975	$(6,175)	$713,129	$885,016	$8,290	$893,306
Issuance of shares to Manager	—	352,458	1	11,550	—	—	11,551	—	11,551
Stock vested under compensation plans(2)	—	75,532	—	—	—	—	—	—	—
Stock withheld for taxes on vested stock(2)	—	(9,380)	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	4,942	—	—	4,942	—	4,942
Distributions to noncontrolling interests	—	—	—	—	—	—	—	(3)	(3)
Impact of ASU No. 2020-06 adoption, net of taxes(3)	—	—	—	(14,121)	—	6,962	(7,159)	—	(7,159)
Comprehensive income, net of taxes	—	—	—	—	—	20,549	20,549	181	20,730
Balance on June 30, 2021	100	87,780,539	$88	$180,346	$(6,175)	$740,640	$914,899	$8,468	$923,367

See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION
CONSOLIDATED CONDENSED STATEMENTS OF STOCKHOLDERS’ EQUITY – (continued)
(Unaudited)
($ in Thousands, Except Share Data)

	In Shares		Common Stock	Additional Paid In Capital	Accumulated Other Comprehensive Loss	Retained Earnings	Total Stockholders’ Equity	Noncontrolling Interests	Total Equity
	Special Stock	Common Stock(1)
Balance on March 31, 2020	100	86,814,466	$87	$1,122,735	$(39,593)	$1,652,292	$2,735,521	$8,081	$2,743,602
Issuance of shares to Manager	—	133,288	—	3,366	—	—	3,366	—	3,366
Stock vested under compensation plans(2)	—	21,390	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	942	—	—	942	—	942
Comprehensive income (loss), net of taxes	—	—	—	—	1,644	(7,954)	(6,310)	656	(5,654)
Balance on June 30, 2020	100	86,969,144	$87	$1,127,043	$(37,949)	$1,644,338	$2,733,519	$8,737	$2,742,256

Balance on December 31, 2019	100	86,600,302	$87	$1,197,845	$(36,872)	$1,640,990	$2,802,050	$8,156	$2,810,206
Issuance of shares to Manager	—	346,653	—	12,607	—	—	12,607	—	12,607
Stock vested under compensation plans(2)	—	22,490	—	—	—	—	—	—	—
Stock withheld for taxes on vested stock(2)	—	(301)	—	—	—	—	—	—	—
Stock-based compensation expense	—	—	—	3,333	—	—	3,333	—	3,333
Dividends to common stockholders (4)	—	—	—	(86,742)	—	—	(86,742)	—	(86,742)
Comprehensive (loss) income, net of taxes	—	—	—	—	(1,077)	3,348	2,271	581	2,852
Balance on June 30, 2020	100	86,969,144	$87	$1,127,043	$(37,949)	$1,644,338	$2,733,519	$8,737	$2,742,256
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

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)
($ in Thousands)

	Six Months Ended June 30,
	2021	2020
Operating activities
Net income (loss) from continuing operations	$20,730	$(31,417)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities from continuing operations:
Depreciation	38,860	39,271
Amortization of intangibles	16,575	20,278
Write-off of debt financing costs	4,562	1,468
Amortization of debt discount and financing costs	2,476	5,218
Adjustments to derivative instruments	(5,153)	1,192
Fees to Manager - related party	13,103	11,180
Deferred taxes	9,675	(7,443)
Other non-cash expense, net	6,647	4,944
Changes in other assets and liabilities, net of acquisitions:
Accounts receivable	(8,136)	25,756
Inventories	(3,720)	6,079
Prepaid expenses and other current assets	(5,480)	(2,734)
Due to Manager - related party	—	(41)
Accounts payable and accrued expenses	3,988	(13,010)
Income taxes payable	(128,085)	(2,263)
Other, net	(5,588)	10,841
Net cash (used in) provided by operating activities from continuing operations	(39,546)	69,319
Investing activities
Acquisitions of businesses and investments, net of cash, cash equivalents, and restricted cash acquired	—	(13,495)
Purchases of property and equipment	(32,864)	(29,285)
Other, net	59	11
Net cash used in investing activities from continuing operations	(32,805)	(42,769)
Financing activities
Proceeds from long-term debt	—	874,000
Payment of long-term debt	(474,113)	(280,874)
Dividends paid to common stockholders	(960,981)	(86,742)
Distributions paid to noncontrolling interest	(3)	—
Debt financing costs paid	(292)	(386)
Net cash (used in) provided by financing activities from continuing operations	(1,435,389)	505,998
Net change in cash, cash equivalents, and restricted cash from continuing operations	(1,507,740)	532,548
See accompanying notes to the consolidated condensed financial statements.

MACQUARIE INFRASTRUCTURE CORPORATION

CONSOLIDATED CONDENSED STATEMENTS OF CASH FLOWS – (continued)
(Unaudited)
($ in Thousands)

	Six Months Ended June 30,
	2021	2020
Cash flows provided by (used in) discontinued operations:
Net cash provided by operating activities	$—	$103,276
Net cash used in investing activities	—	(106,003)
Net cash used in discontinued operations	—	(2,727)
Effect of exchange rate changes on cash and cash equivalents	—	(222)
Net change in cash, cash equivalents, and restricted cash	(1,507,740)	529,599
Cash, cash equivalents, and restricted cash, beginning of period	1,839,220	358,565
Cash, cash equivalents, and restricted cash, end of period	$331,480	$888,164
Supplemental disclosures of cash flow information:
Non-cash investing and financing activities:
Accrued purchases of property and equipment from continuing operations	$6,231	$3,317
Accrued purchases of property and equipment from discontinued operations	—	15,939
Accrued debt financing costs from continuing operations	—	59
Leased assets obtained in exchange for new operating lease liabilities from continuing operations	806	5,267
Leased assets obtained in exchange for new operating lease liabilities from discontinued operations	—	726
Taxes paid, net, from continuing operations	135,894	1,444
Taxes paid, net, from discontinued operations	—	2,653
Interest paid, net, from continuing operations	32,899	39,205
Interest paid, net, from discontinued operations	—	19,689

The following table provides a reconciliation of cash, cash equivalents, and restricted cash from both continuing and discontinued operations reported within the consolidated condensed balance sheets that is presented in the consolidated condensed statements of cash flows:

	As of June 30,
	2021	2020
Cash and cash equivalents	$319,690	$845,604
Restricted cash - current	11,790	13,721
Cash, cash equivalents, and restricted cash included in assets held for sale	—	28,839
Total of cash, cash equivalents, and restricted cash shown in the consolidated condensed statement of cash flows	$331,480	$888,164
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
•MIC Hawaii: comprising an energy company that processes and distributes gas and provides related services (Hawaii Gas) and several smaller businesses collectively engaged in efforts to reduce the cost and improve the reliability and sustainability of energy in Hawaii; and
•Corporate and Other:  comprising a holding company headquartered in New York City, MIC Corporate, and a shared services center in Plano, Texas, MIC Global Services (MGS).
In October 2019, along with actively managing its existing portfolio of businesses, the Board resolved to pursue strategic alternatives including potentially a sale of the Company or its operating businesses as a means of unlocking additional value for stockholders. During the quarter ended September 30, 2020, International-Matex Tank Terminals (IMTT) business was classified as a discontinued operation and eliminated as a reportable segment. All periods reported herein reflect this change. In December 2020, the Company completed the sale of IMTT (IMTT Transaction). For additional information, see Note 4, “Discontinued Operations and Dispositions”.
In June 2021, the Company entered into agreements for the sales of its remaining businesses, Atlantic Aviation and MIC Hawaii. The Company currently expect to close the sale of Atlantic Aviation at the end of the third quarter of 2021 and the sale of MIC Hawaii in the first half of 2022. The Company's strategic priority at this point is the satisfaction of any condition precedent to and the closing of both transactions. Upon the closing of the MIC Hawaii Merger, the Company will no longer be a publicly traded entity.
Atlantic Aviation Stock Purchase Agreement (Purchase Agreement)
On June 7, 2021, MIC entered into a Purchase Agreement with KKR Apple Bidco, LLC (Purchaser), a Delaware limited liability company controlled by funds affiliated with Kohlberg Kravis Roberts & Co. L.P. (KKR). The Purchase Agreement provides that Purchaser will acquire all outstanding shares of common stock of the Company which, following the previously approved Reorganization described below, will hold the Company’s Atlantic Aviation business (the AA Business), for $4.475 billion, including cash and the assumption of debt and other transaction and reorganization related obligations (the AA Transaction). MIC expects to receive $3.525 billion at closing following the Reorganization of MIC into a limited liability company, Macquarie Infrastructure Holdings, LLC (MIH), a recently formed Delaware limited liability company and a direct wholly-owned subsidiary of MIC. The Company intends to complete the Reorganization promptly after the Special Meeting of Shareholders, if the AA Transaction proposal is approved, and complete the AA Transaction within two business days after the Reorganization is completed (subject to the satisfaction or waiver of all other conditions contained in the Purchase Agreement).
The AA Transaction is expected to result in cash proceeds of approximately $3.296 billion being available for distribution to unitholders after a disposition payment by MIH to MIC’s Manager of $228.6 million. The MIH Board is expected to authorize a cash distribution of approximately $37.35 per unit following closing of the transaction.
The AA Transaction is expected to close at the end of the third quarter of 2021, subject to customary regulatory approvals and approval from MIC shareholders.

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
1. Organization and Description of Business – (continued)
MIC Hawaii Merger Agreement (Merger Agreement)
On June 14, 2021, MIC entered into a Merger Agreement with AMF Hawaii Holdings, LLC (AMF Parent), a Delaware limited liability company affiliated with Argo Infrastructure Partners, LP (Argo), and AMF Hawaii Merger Sub, LLC (AMF Merger Sub), a recently formed Delaware limited liability company and direct wholly-owned subsidiary of AMF Parent. The Merger Agreement provides that AMF Merger Sub will be merged with and into MIH, with MIH surviving as a wholly-owned subsidiary of AMF Parent (the MH Merger). Following the previously approved Reorganization and the AA Transaction, MIH will hold the Company’s MIC Hawaii business. Upon the completion of the MH Merger, each of the MIH common units (excluding common units held by AMF Parent or AMF Merger Sub or common units held by MIH in treasury and common units held by any subsidiary of MIH or AMF Parent (other than AMF Merger Sub)), will be converted into the right to receive $3.83 in cash, without interest; or, if the MH Merger is consummated after July 1, 2022, then each such unit will be converted into the right to receive $4.11 in cash, without interest.
Under the terms of the Merger Agreement, at closing, Argo will pay the merger consideration to unitholders, and fund transaction costs and fund a disposition payment to MIC’s Manager of $81.7 million if the MH Merger closes on or before July 1, 2022 or $56.7 million if the MH Merger closes after this date.
The MH Merger is expected to be completed in the first half of 2022 subject to customary approvals, including by the Hawaii Public Utilities Commission (HPUC) and by MIC shareholders and the prior closing of the AA Transaction. The Company intends to seek shareholder approval for both the MH Merger and the AA Transaction at the Special Meeting of Shareholders. For additional information, see Note 15, “Subsequent Events”.
Reorganization
MIC is required to complete a reorganization in connection with and prior to the consummation of the AA Transaction. On May 6, 2021, MIC’s shareholders approved a proposal to adopt the agreement and plan of merger, dated as of March 30, 2021 (as amended from time to time, the Reorg Merger Agreement), by and among MIC, MIH, and Plum Merger Sub, Inc. (Plum Merger Sub), a recently formed Delaware corporation and a direct wholly owned subsidiary of MIH, providing for the merger of Plum Merger Sub with and into MIC (the Reorg Merger), resulting in MIC becoming a wholly-owned subsidiary of MIH. Upon the effectiveness of the Reorg Merger, MIC common stock will be converted into MIH common units and stock certificates representing MIC common stock immediately prior to the Reorg Merger will be deemed to represent MIH common units without an exchange of certificates. Following the Reorg Merger, a direct subsidiary of MIC will distribute all of the limited liability company interests of MIC Hawaii to MIC and MIC will in turn distribute all of the limited liability company interests of MIC Hawaii to MIH (such distributions, the Hawaii distribution and together with the Reorg Merger, the Reorganization). Upon completion of the Reorganization, MIH will directly own (i) MIC, which will own the AA Business, and (ii) MIC Hawaii. MIC intends to complete the Reorganization promptly after the Special Meeting of Shareholders, if the AA Transaction proposal is approved, and complete the AA Transaction within two business days after the Reorganization is completed (subject to the satisfaction or waiver of all other conditions contained in the AA Transaction agreement).
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
The interim financial information contained herein should be read in conjunction with the consolidated financial statements and notes thereto for the year ended December 31, 2020 included in the Company’s Annual Report on Form 10-K, as filed with the SEC on February 17, 2021. Operating results for the quarter and six months ended June 30, 2021 are not necessarily indicative of the results that may be expected for the year ending December 31, 2021 or for any future interim periods.

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
The Company considers all highly liquid investments, including commercial paper issued by counterparties with Standard & Poor's rating of A1+ or higher, with maturity of three months or less when purchased to be cash and cash equivalents. The Company did not have any commercial paper on June 30, 2021 or December 31, 2020.
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
During the quarter ended June 30, 2021, the Company increased its deferred tax liability by $7.3 million on the assumption that MIC Hawaii would be disposed of by MIC in a taxable transaction as part of the Reorganization. The increase represents the deferred tax expense on the difference between the Company's book and tax basis in its investment in MIC Hawaii and is recorded in the consolidated condensed statement of operations.
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
3. Impact of COVID-19
Atlantic Aviation
As federal, state, and local governments' pandemic response measures including social distancing, quarantines, travel restrictions, prohibitions on public gatherings, and stay-at-home orders have been rolled back, GA flight activity and the demand for jet fuel and ancillary services provided by Atlantic Aviation has recovered to levels above the comparable periods in 2019. The widespread availability of COVID-19 vaccines is expected to have a positive effect on activity levels. The level of GA flight activity in the future will depend upon the continued effectiveness of COVID-19 vaccines, the impact of COVID-19 variants and any significant surge in COVID-19 cases, the roll-back of various pandemic response measures, and the state of the U.S. and global economies among other factors. Changes in the level of flight activity may also reflect the number of business, international, and event-driven flights, all of which are uncertain, and the potential reversion of leisure oriented flight activity to pre-COVID-19 trends.
During the second quarter, GA flight activity in the U.S. exceeded levels recorded during the comparable quarter in 2019. Based on data reported by the Federal Aviation Administration (FAA), industry-wide domestic GA flight movements for the quarter and six months ended June 30, 2021 increased 109% and 46% compared with the quarter and six months ended June 30, 2020, respectively, and increased 13% and 5% compared with the quarter and six months ended June 30, 2019, respectively.
MIC Hawaii
Visitor arrivals to Hawaii, the primary driver of increases in demand for gas in Hawaii, improved sequentially in the second quarter of 2021 as increased visitor confidence levels due to the availability of COVID-19 vaccines and a relatively low level of infections in the islands combined to create an attractive environment for visitors from the U.S. mainland. The rate of recovery in the number of visitors to Hawaii in the future remains uncertain. COVID-19 continues to negatively affect the performance of the MIC Hawaii businesses, although the effects have diminished relative to this time last year. The easing of travel restrictions has resulted in an increase in economic activity and the number of primarily domestic visitors to Hawaii, but not to pre-COVID-19 levels. A significant surge in COVID-19 rates could negatively impact Hawaii tourism.
The financial performance of MIC Hawaii continues to be affected by the reduced demand for gas resulting from the lower number of visitors to Hawaii relative to pre-COVID-19 periods. The number of visitors to Hawaii increased from 31,000 and 2.2 million for the quarter and six months ended June 30, 2020, respectively, to 1.9 million and 2.8 million for the quarter and six months ended June 30, 2021, respectively, but remains lower compared to 2.6 million and 5.2 million versus the quarter and six months ended June 30, 2019, respectively. A corresponding improvement in hotel occupancy, restaurants patronage, and use of commercial laundry services resulted in an overall increase in gas consumption of 54% and 8% during the quarter and six months ended June 30, 2021 compared with the quarter and six months ended June 30, 2020, respectively, but overall gas consumption is still lower by 8% and 15% compared to the quarter and six months ended June 30, 2019, respectively.

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
On December 23, 2020, the Company completed the IMTT Transaction to an affiliate of Riverstone Holdings, LLC for $2.67 billion, net of closing adjustments, and including assumed debt including accrued interest of approximately $1.11 billion. The net proceeds of $1.55 billion were used to: (i) pay a special dividend of $11.00 per share on January 8, 2021; (ii) pay capital gains taxes in April 2021; (iii) pay transaction costs; (iv) pay a disposition payment under the Disposition Agreement, dated October 30, 2019, to its Manager; and (v) repurchase its 2.00% Convertible Senior Notes.
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
Summarized financial information for discontinued operations included in Company's consolidated condensed statement of operations related to the IMTT segment for the quarter and six months ended June 30, 2020 are as follows ($ in thousands):

	Quarter Ended June 30,	Six Months Ended June 30,
	2020	2020
Service revenue	$120,381	$252,407
Cost of services	(45,995)	(95,824)
Selling, general and administrative expenses	(9,645)	(19,079)
Depreciation and amortization	(33,750)	(68,230)
Interest expense, net	(9,941)	(25,240)
Other income, net	1,321	2,882
Net income from discontinued operations before income taxes	$22,371	$46,916
Provision for income taxes	(5,240)	(11,570)
Net income from discontinued operations attributable to MIC	$17,131	$35,346

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

5. Income per Share
Following is a reconciliation of the basic and diluted income (loss) per share computations ($ in thousands, except share and per share data):

	Quarter Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Numerator:
Basic and diluted net income (loss) from continuing operations attributable to MIC	$7,349	$(25,085)	$20,549	$(31,998)
Basic and diluted net income from discontinued operations attributable to MIC	$—	$17,131	$—	$35,346
Denominator:
Weighted average number of shares outstanding: basic	87,628,429	86,871,892	87,520,541	86,779,432
Dilutive effect of restricted stock unit grants(1)	99,745	—	91,838	—
Weighted average number of shares outstanding: diluted	87,728,174	86,871,892	87,612,379	86,779,432
___________
(1)Dilutive effect of restricted stock unit grants includes grants to independent directors under the 2014 Independent Directors' Equity Plan and certain employees of the Company's operating businesses under the 2016 Omnibus Employee Incentive Plan.

	Quarter Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Income per share:
Basic income (loss) per share from continuing operations attributable to MIC	$0.08	$(0.29)	$0.23	$(0.37)
Basic income per share from discontinued operations attributable to MIC	—	0.20	—	0.41
Basic income (loss) per share attributable to MIC	$0.08	$(0.09)	$0.23	$0.04

Diluted income (loss) per share from continuing operations attributable to MIC	$0.08	$(0.29)	$0.23	$(0.37)
Diluted income per share from discontinued operations attributable to MIC	—	0.20	—	0.41
Diluted income (loss) per share attributable to MIC	$0.08	$(0.09)	$0.23	$0.04

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
5. Income per Share - (continued)
The following represents the weighted average potential dilutive shares of common stock that were excluded from the diluted income per share calculation:

	Quarter Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Restricted stock unit grants	—	87,059	—	59,087
2.00% Convertible Senior Notes(1)	458,434	3,634,173	2,306,861	3,634,173
Total	458,434	3,721,232	2,306,861	3,693,260
___________
(1)During the quarter and six months ended June 30, 2021, the Company repurchased $9.9 million and $368.5 million, respectively, in aggregate principal amount of its 2.00% Senior Convertible Notes, of which $358.6 million was repurchased in the tender offer completed on March 16, 2021. For the quarter and six months ended June 30, 2021, the weighted average shares reflect the “if-converted” dilutive impact to common stock for the repurchased Notes for the period that the Notes were outstanding and the impact of the increase to the conversion rate following the special dividend paid on January 8, 2021. See Note 8, “Long-Term Debt”, for further discussion.
6. Property, Equipment, Land and Leasehold Improvements
Property, equipment, land and leasehold improvements on June 30, 2021 and December 31, 2020 consisted of the following ($ in thousands):

	June 30, 2021	December 31, 2020
Land	$10,710	$10,710
Buildings	4,259	4,141
Leasehold and land improvements	790,057	778,768
Machinery and equipment	569,672	556,126
Furniture and fixtures	38,726	37,133
Construction in progress	45,604	38,696
	1,459,028	1,425,574
Less: accumulated depreciation	(609,498)	(571,374)
Property, equipment, land and leasehold improvements, net	$849,530	$854,200

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
7. Intangible Assets and Goodwill
Intangible assets on June 30, 2021 and December 31, 2020 consisted of the following ($ in thousands):

	June 30, 2021	December 31, 2020
Contractual arrangements	$914,430	$914,430
Non-compete agreements	9,665	9,665
Customer relationships	65,915	65,915
Trade names	15,671	15,671
Leasehold rights	100	100
Technology	460	460
	1,006,241	1,006,241
Less: accumulated amortization	(565,229)	(548,654)
Intangible assets, net	$441,012	$457,587

The goodwill balance by reportable segments on June 30, 2021 is comprised of the following ($ in thousands):

	Atlantic Aviation	MIC Hawaii	Total
Goodwill acquired in business combinations, net of disposals, on December 31, 2020	$620,599	$123,333	$743,932
Accumulated impairment charges	(123,200)	(3,215)	(126,415)
Other	(653)	75	(578)
Balance on December 31, 2020	496,746	120,193	616,939
Other	133	—	133
Balance on June 30, 2021	$496,879	$120,193	$617,072

The Company tests for goodwill impairment at the reporting unit level on October 1st of each year and between annual tests if a triggering event indicates the possibility of an impairment. There were no triggering events that indicated impairment for the six months ended June 30, 2021.
8. Long-Term Debt
On June 30, 2021 and December 31, 2020, the Company’s consolidated long-term debt balance comprised of the following ($ in thousands):

	June 30, 2021	December 31, 2020
Atlantic Aviation	$999,375	$1,004,500
MIC Hawaii	93,231	193,758
MIC Corporate	34,039	391,252
Total	1,126,645	1,589,510
Current portion	(11,333)	(11,310)
Long-term portion	1,115,312	1,578,200
Unamortized debt financing costs(1)	(17,389)	(23,841)
Long-term portion less unamortized debt discount and debt financing costs	$1,097,923	$1,554,359
___________
(1)The weighted average remaining life of the debt financing costs on June 30, 2021 was 4.3 years.

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
On January 19, 2021, in accordance with the terms of the facility agreement, all commitments under the senior secured revolving credit facility were terminated as a result of the IMTT Transaction. During the six months ended June 30, 2021, the Company wrote-off $667,000 of unamortized debt financing costs related to the senior secured revolving credit facility.
2.00% Convertible Senior Notes due October 2023 (2.00% Convertible Senior Notes)
The 2.00% Convertible Senior Notes consisted of the following ($ in thousands):

	June 30, 2021(1)	December 31, 2020
Liability Component:
Principal	$34,039	$402,500
Unamortized debt discount	—	(11,248)
Long-term debt, net of unamortized debt discount	34,039	391,252
Unamortized debt financing costs	(306)	(4,134)
Net carrying amount	$33,733	$387,118
Equity Component	$—	$26,748
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
The $402.5 million of 2.00% Convertible Senior Notes had an initial value of the principal amount recorded as a liability of $375.8 million, using an effective interest rate of 3.1%. The remaining $26.7 million of principal amount was allocated to the conversion feature and recorded in Additional Paid in Capital. This amount represents a discount to the debt to be amortized through interest expense using the effective interest method through maturity. The Company also recorded $11.2 million in debt financing costs from the issuance of the 2.00% Convertible Senior Notes, of which $744,000 was recorded as equity issuance costs as a component of Stockholders’ Equity. On December 31, 2020, the outstanding balance of the liability component of the 2.00% Convertible Senior Notes was $391.3 million with a fair value of approximately $390.0 million.
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
During 2021, the Company repurchased $368.5 million in aggregate principal amount of the 2.00% Convertible Senior Notes, of which $358.6 million was repurchased in a tender offer on March 16, 2021. In connection with the repurchases, the Company incurred $1.2 million of transaction costs and wrote-off $3.7 million of debt financing costs recorded in Selling, General and Administrative Expenses and Interest Expense, respectively, in the consolidated condensed statements of operations. On June 30, 2021, the outstanding balance of the liability component of the 2.00% Convertible Senior Notes was $34.0 million which approximated its fair value. The conversion rate on June 30, 2021 was 12.6572 shares of common stock per $1,000 principal amount.

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
8. Long-Term Debt  – (continued)
Interest expense related to the 2.00% Convertible Senior Notes consisted of the following:

	Quarter Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Contractual interest expense	$183	$2,012	$1,937	$4,025
Amortization of debt discount	—	961	—	1,914
Amortization of debt financing cost	37	376	382	752
Write-off of debt financing cost	97	—	3,741	—
Total interest expense	$317	$3,349	$6,060	$6,691

Atlantic Aviation
On June 30, 2021 and December 31, 2020, Atlantic Aviation had approximately $1.0 billion outstanding on its seven-year senior secured first lien term loan facility.
Atlantic Aviation drew $275.0 million on its revolving credit facility on March 17, 2020. On April 30, 2020, Atlantic Aviation fully repaid the outstanding balance on its revolving credit facility and effective May 4, 2020, reduced the commitments on this facility to $10.0 million, and further to $1.0 million, solely with respect to letters of credit then outstanding. On July 1, 2021, the commitments on this facility were eliminated. The amendment of the facility eliminated any leverage-based maintenance covenant on the Atlantic Aviation term loan.
On June 30, 2021 and December 31, 2020, Atlantic Aviation had $9.5 million and $9.6 million, respectively, in letters of credit outstanding that were cash collateralized.
MIC Hawaii
On December 31, 2020, Hawaii Gas had $100.0 million of fixed rate senior notes, that had a fair value of approximately $105.0 million. On April 19, 2021, Hawaii Gas fully repaid all of its $100.0 million senior secured notes outstanding and incurred a $4.7 million 'make-whole' payment and wrote-off $154,000 of debt financing costs both recorded in Interest Expense in the consolidated condensed statement of operations.
On June 30, 2021 and December 31, 2020, Hawaii Gas had a $80.0 million term loan outstanding and a $60.0 million revolving credit facility that remained undrawn. During the quarter ended June 30, 2021, MIC Hawaii extended the maturity on its term loan and revolving credit facility from February 2023 to February 2024.
In addition, MIC Hawaii's solar facilities had a term loan outstanding of $13.2 million and $13.8 million on June 30, 2021 and December 31, 2020, respectively.
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
On June 30, 2021, the Company had $1.1 billion of current and long-term debt, of which $413.2 million was economically hedged with interest rate contracts, $34.0 million was fixed rate debt, and $679.4 million was unhedged. The Company does not use hedge accounting. All movements in the fair value of the interest rate derivatives are recorded directly through earnings.

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
9. Derivative Instruments and Hedging Activities – (continued)
Commodity Price Contracts
The risks associated with fluctuations in the prices that Hawaii Gas, a business within the MIC Hawaii reportable segment, pays for liquefied petroleum gas (LPG) is principally a result of market forces reflecting changes in supply and demand for LPG and other energy commodities. Hawaii Gas’ gross margin (revenue less cost of product sales excluding depreciation and amortization) is sensitive to changes in LPG supply costs and Hawaii Gas may not always be able to pass through cost increases fully or on a timely basis, particularly when product costs rise rapidly. To reduce the volatility of the business’ LPG wholesale market price risk, Hawaii Gas has used and expects to continue to use over-the-counter commodity derivative instruments. Hawaii Gas does not use commodity derivative instruments for speculative or trading purposes. Over-the-counter derivative instruments used by Hawaii Gas to hedge forecasted purchases of LPG are generally settled at expiration of the contract. On June 30, 2021, Hawaii Gas had 15.7 million gallons of LPG hedged through December 2023.
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
The Company’s fair value measurements of its derivative instruments and the related location of the assets and liabilities within the consolidated condensed balance sheets on June 30, 2021 and December 31, 2020 were ($ in thousands):

	Assets (Liabilities) at Fair Value
Balance Sheet Classification	June 30, 2021	December 31, 2020
Fair value of derivative instruments - other current assets	$4,562	$937
Fair value of derivative instruments - other noncurrent assets	1,237	—
Total derivative contracts - assets	$5,799	$937

Fair value of derivative instruments - other current liabilities	$(166)	$(172)
Fair value of derivative instruments - other noncurrent liabilities	(163)	(449)
Total derivative contracts – liabilities	$(329)	$(621)

The Company’s hedging activities for the quarters and six months ended June 30, 2021 and 2020 and the related location within the consolidated condensed statements of operations were ($ in thousands):

Income Statement Classification	Amount of Gain (Loss) Recognized in, Consolidated Condensed Statement of Operations
	Quarter Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest expense - interest rate caps	$—	$(49)	$(2)	$(3,483)
Interest expense - interest rate swaps	(78)	(123)	205	(956)
Cost of product sales - commodity swaps	3,726	4,116	5,352	(998)
Total	$3,648	$3,944	$5,555	$(5,437)

All of the Company's derivative instruments are collateralized by the assets of the respective businesses.

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
10. Stockholders' Equity
2014 Independent Directors' Equity Plan (2014 Plan)
On May 14, 2020, the Company granted its independent directors a total of 32,112 director share units with a grant date fair value of $27.43 per share. During the quarter ended March 31, 2021, the Company granted an additional 12,024 director share units to preserve the economic value of the unvested director share units after giving effect to the special dividend made in connection with the IMTT Transaction. These director share units vested on May 11, 2021, the day immediately preceding the 2021 Annual Meeting of Shareholders.
On May 19, 2021, the Company granted its independent directors a total of 25,974 director share units with a grant date fair value of $34.90 per share. These director share units will vest on the day immediately preceding the 2022 Annual Meeting of Shareholders. Compensation expense related to the director share units were $225,000 and $450,000, respectively, for the quarter and six months ended June 30, 2021, compared with $205,000 and $430,000 for the quarter and six months ended June 30, 2020.
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
The following represents unvested STIP RSU grants through June 30, 2021:

	STIP Grants
	Number of RSUs (in units)	Weighted Average Grant-Date Fair Value (per share)
Unvested balance on December 31, 2019	—	$—
Granted	55,661	24.50
Forfeited	(1,468)	24.50
Vested(1)	(19,566)	32.57
Unvested balance on December 31, 2020	34,627	$24.50
Granted(2)	57,071	24.49
Vested	(24,569)	18.66
Unvested balance on June 30, 2021	67,129	$26.74
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
On June 30, 2021, the grant date fair value of the unvested awards was $1.8 million and is expected to be recognized over a weighted-average period of 0.9 years. Compensation expense related to the STIP RSUs were $843,000 and $1.2 million for the quarter and six months ended June 30, 2021, respectively, compared with $156,000 and $329,000 (which includes the former eligible participants of IMTT) for the quarter and six months ended June 30, 2020, respectively.
From time to time, the Company can issue RSUs to reward or retain employees, or to attract new employees, or other reasons by providing special grants of RSUs. Vesting dates and terms can vary for each award at the discretion of the Company.

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
10. Stockholders’ Equity – (continued)
The following represents unvested Special RSU grants through June 30, 2021:

	Special RSU Grants
	Number of RSUs (in units)	Weighted Average Grant-Date Fair Value (per share)
Unvested balance on December 31, 2019	6,067	$40.30
Granted	4,602	23.50
Vested	(5,702)	26.74
Unvested balance on December 31, 2020	4,967	40.30
Granted(1)	1,860	—
Vested	(6,827)	29.32
Unvested balance on June 30, 2021	—	$—
___________
(1)During the quarter ended March 31, 2021, the Company granted an additional 1,860 RSUs to preserve the economic value of the unvested RSUs after giving effect to the special dividend made in connection with the IMTT Transaction.
Compensation expense related to the Special RSU grants were $200,000 and $44,000 for the six months ended June 30, 2021 and 2020, respectively.
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
The following represents unvested LTIP PSU grants through June 30, 2021 at the target level of performance:

	LTIP Grants (at Target)
	Number of PSUs (in units)	Weighted Average Grant-Date Fair Value (per share)
Unvested balance on December 31, 2019	125,194	$39.62
Forfeited	(18,965)	39.70
Vested(1)	(34,708)	39.88
Unvested balance on December 31, 2020	71,521	39.47
Granted(2)	245,541	28.11
Forfeited	(692)	40.01
Unvested balance on June 30, 2021	316,370	$30.65
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

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
10. Stockholders’ Equity – (continued)
On June 30, 2021, depending upon actual performance, the number of PSUs to be issued will vary from zero to 553,656, net of forfeitures. On June 30, 2021, the grant date fair value of the unvested awards was $9.7 million, reflecting target performance by all participants. On June 30, 2021, the unrecognized compensation cost related to unvested PSU awards was $4.6 million at target level performance and is expected to be recognized over a weighted-average period of 1.5 years. Compensation expense related to the LTIP PSUs were $1.9 million and $3.4 million for the quarter and six months ended June 30, 2021, respectively, compared with $561,000 and $1.1 million (which includes the former eligible participants of IMTT) for the quarter and six months ended 2020, respectively.
Accumulated Other Comprehensive Loss, net of taxes
The following represents the changes and balances to the components of accumulated other comprehensive loss, net of taxes, for the six months ended June 30, 2021 and 2020 ($ in thousands):

	Post-Retirement Benefit Plans, net of taxes	Translation Adjustment, net of taxes	Total Stockholders’ Accumulated Other Comprehensive Loss, net of taxes
Balance on December 31, 2019	$(24,155)	$(12,717)	$(36,872)
Translation adjustment(1)	—	(1,077)	(1,077)
Balance on June 30, 2020	$(24,155)	$(13,794)	$(37,949)

Balance on December 31, 2020	$(6,175)	$—	$(6,175)
Balance on June 30, 2021	$(6,175)	$—	$(6,175)
___________
(1)Translation adjustment is presented net of tax benefit of $419,000 for the six months ended June 30, 2020.
11. Reportable Segments
On June 30, 2021, the Company’s businesses consisted of three reportable segments: Atlantic Aviation, MIC Hawaii, and Corporate and Other.
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
Corporate and Other
Corporate and Other comprises a holding company headquarters in New York City, MIC Corporate, and a shared services center in Plano, Texas, MGS.
All of the MIC business segments are managed separately and management has chosen to organize the Company around the distinct products and services offered. Selected information by segment is presented in the following tables.
Revenue from external customers for the Company’s consolidated reportable segments were ($ in thousands):

	Quarter ended June 30, 2021
	Atlantic Aviation	MIC Hawaii	Total Reportable Segments
Service revenue
Fuel	$162,082	$—	$162,082
Hangar	25,235	—	25,235
Other	42,720	—	42,720
Total service revenue	230,037	—	230,037
Product revenue
Lease	—	1,238	1,238
Gas	—	54,862	54,862
Other	—	2,640	2,640
Total product revenue	—	58,740	58,740
Total revenue	$230,037	$58,740	$288,777

	Quarter ended June 30, 2020
	Atlantic Aviation	MIC Hawaii	Total Reportable Segments
Service revenue
Fuel	$58,326	$—	$58,326
Hangar	24,620	—	24,620
Other	21,372	—	21,372
Total service revenue	104,318	—	104,318
Product revenue
Lease	—	1,018	1,018
Gas	—	31,950	31,950
Other	—	3,827	3,827
Total product revenue	—	36,795	36,795
Total revenue	$104,318	$36,795	$141,113

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
11. Reportable Segments  – (continued)

	Six Months Ended June 30, 2021
	Atlantic Aviation	MIC Hawaii	Total Reportable Segments
Service revenue
Fuel	$297,949	$—	$297,949
Hangar	50,405	—	50,405
Other	91,287	—	91,287
Total service revenue	439,641	—	439,641
Product revenue
Lease	—	2,128	2,128
Gas	—	105,613	105,613
Other	—	5,586	5,586
Total product revenue	—	113,327	113,327
Total revenue	$439,641	$113,327	$552,968

	Six Months Ended June 30, 2020
	Atlantic Aviation	MIC Hawaii	Total Reportable Segments
Service revenue
Fuel	$208,320	$—	$208,320
Hangar	49,233	—	49,233
Other	70,762	—	70,762
Total service revenue	328,315	—	328,315
Product revenue
Lease	—	1,673	1,673
Gas	—	88,776	88,776
Other	—	6,808	6,808
Total product revenue	—	97,257	97,257
Total revenue	$328,315	$97,257	$425,572

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

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
11. Reportable Segments  – (continued)

	Quarter Ended June 30, 2021
	Atlantic Aviation	MIC Hawaii	Corporate and Other	Total Reportable Segments
Net income (loss)	$24,625	$3,073	$(20,765)	$6,933
Interest expense, net	10,764	5,664	304	16,732
Provision for income taxes	9,015	1,318	1,915	12,248
Depreciation and amortization	23,589	3,840	487	27,916
Fees to Manager - related party	—	—	7,551	7,551
Other non-cash expense (income), net	2,326	(2,836)	408	(102)
EBITDA excluding non-cash items	$70,319	$11,059	$(10,100)	$71,278

	Quarter Ended June 30, 2020
	Atlantic Aviation	MIC Hawaii	Corporate and Other	Total Reportable Segments
Net (loss) income	$(16,548)	$4,746	$(12,627)	$(24,429)
Interest expense, net	14,129	1,780	7,541	23,450
(Benefit) provision for income taxes	(6,401)	1,772	(6,629)	(11,258)
Depreciation and amortization	24,865	3,778	375	29,018
Fees to Manager - related party	—	—	3,824	3,824
Other non-cash expense (income), net	849	(4,841)	265	(3,727)
EBITDA excluding non-cash items	$16,894	$7,235	$(7,251)	$16,878

	Six Months Ended June 30, 2021
	Atlantic Aviation	MIC Hawaii	Corporate and Other	Total Reportable Segments
Net income (loss)	$47,766	$9,472	$(36,508)	$20,730
Interest expense, net	21,494	6,968	6,728	35,190
Provision (benefit) for income taxes	17,611	3,685	(3,682)	17,614
Depreciation and amortization	46,889	7,588	958	55,435
Fees to Manager - related party	—	—	13,103	13,103
Other non-cash expense (income), net	3,895	(3,092)	1,053	1,856
EBITDA excluding non-cash items	$137,655	$24,621	$(18,348)	$143,928

	Six Months Ended June 30, 2020
	Atlantic Aviation	MIC Hawaii	Corporate and Other	Total Reportable Segments
Net (loss) income	$(2,360)	$8,666	$(37,723)	$(31,417)
Interest expense, net	33,005	4,555	12,127	49,687
(Benefit) provision for income taxes	(922)	3,547	(10,886)	(8,261)
Depreciation and amortization	51,444	7,402	703	59,549
Fees to Manager - related party	—	—	11,180	11,180
Other non-cash expense (income), net	1,662	(1,728)	670	604
EBITDA excluding non-cash items	$82,829	$22,442	$(23,929)	$81,342

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
11. Reportable Segments  – (continued)

Reconciliations of total reportable segments’ EBITDA excluding non-cash items to consolidated net income (loss) from continuing operations before income taxes were ($ in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Total reportable segments EBITDA excluding non-cash items	$71,278	$16,878	$143,928	$81,342
Interest expense, net	(16,732)	(23,450)	(35,190)	(49,687)
Depreciation and amortization	(27,916)	(29,018)	(55,435)	(59,549)
Fees to Manager - related party	(7,551)	(3,824)	(13,103)	(11,180)
Other expense (income), net	102	3,727	(1,856)	(604)
Total consolidated net income (loss) from continuing operations before income taxes	$19,181	$(35,687)	$38,344	$(39,678)

Capital expenditures, on a cash basis, for the Company’s reportable segments were ($ in thousands):

	Quarter Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Atlantic Aviation	$14,044	$7,509	$26,489	$18,458
MIC Hawaii	2,925	3,186	6,264	7,991
Corporate and Other	39	1,680	111	2,836
Total capital expenditures of reportable segments	$17,008	$12,375	$32,864	$29,285

Property, equipment, land and leasehold improvements, net, and total assets for the Company’s reportable segments were ($ in thousands):

	Property, Equipment, Land and Leasehold Improvements, net		Total Assets
	June 30, 2021	December 31, 2020	June 30, 2021	December 31, 2020
Atlantic Aviation	$547,105	$549,526	$2,063,352	$1,989,343
MIC Hawaii	296,045	297,375	526,911	509,547
Corporate and Other(1)	6,380	7,299	79,841	1,679,749
Total assets of reportable segments	$849,530	$854,200	$2,670,104	$4,178,639
___________
(1)Total assets on December 31, 2020 for Corporate and Other reflects cash received from the IMTT Transaction.

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)

12. Long-Term Contracted Revenue
Long-term contracted revenue consists of estimated revenue to be recognized in the future related to performance conditions that are unsatisfied or partially unsatisfied accounted for in accordance with ASC 606, Revenue from Contracts with Customers. The following long-term contracted revenue were in existence on June 30, 2021 ($ in thousands):

2021 remaining	$36,409
2022	30,499
2023	15,682
2024	9,705
2025	6,447
Thereafter	16,768
Total	$115,510

The above table does not include the future minimum lease revenue from the renewable businesses within the MIC Hawaii reportable segment. The payments from these leases are considered variable as they are based on the output of the underlying assets (i.e. energy generated).
13. Related Party Transactions
Management Services
On June 30, 2021 and December 31, 2020, the Manager held 14,307,279 shares and 13,954,821 shares, respectively, of the Company’s common stock. Pursuant to the terms of the Third Amended and Restated Management Agreement (Management Services Agreement), the Manager may sell these shares at any time. Under the Management Services Agreement, the Manager, at its option, may reinvest base management fees and performance fees, if any, in shares of the Company. The Manager’s holdings on June 30, 2021 represented 16.30% of the Company's outstanding common stock.
Since January 1, 2020, the Company paid the Manager cash dividends on shares held for the following periods:

Declared	Period Covered	$ per Share	Record Date	Payable Date	Cash Paid to Manager ($ in thousands)
December 23, 2020	(1)	$11.00	January 5, 2021	January 8, 2021	$153,503
February 14, 2020	Fourth quarter 2019	1.00	March 6, 2020	March 11, 2020	13,396
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
In accordance with the Management Services Agreement, the Manager is entitled to a monthly base management fee based primarily on the Company’s market capitalization, and potentially a quarterly performance fee based on total stockholder returns relative to a U.S. utilities index. Currently, the Manager has elected to reinvest the future base management fees and performance fees, if any, in additional shares. For the quarter and six months ended June 30, 2021, the Company incurred base management fees of $7.5 million and $13.1 million, respectively, compared with $3.8 million and $11.2 million for the quarter and six months ended June 30, 2020. The Company did not incur any performance fees for the quarters and six months ended June 30, 2021 and 2020.
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
In connection with the execution of the MIC Hawaii Merger Agreement, and in order to provide AMF Parent with the fixed amount of the Disposition Payment (as defined in the Disposition Agreement) payable to the Manager with respect to the MH Merger, on June 14, 2021, the Company, its subsidiary MIC Ohana, MIH, and the Manager entered into an amendment (the Amendment) to the Disposition Agreement among the Company, MIC Ohana, and the Manager. The Amendment adds MIH as a party to the Disposition Agreement and provides that the Disposition Payment payable to the Manager with respect to the AA Transaction will be $228.6 million and the Disposition Payment payable to the Manager with respect to the MH Merger will be $56.7 million (which amount includes the Waived Fees (as defined in the Disposition Agreement)). These amounts were calculated in accordance with the Disposition Agreement dated as of October 30, 2019, do not include the $25.0 million additional payment to the Manager if the final sale of the Company occurs on or prior to July 1, 2022 and assume closing dates of October 31, 2021 for the AA Transaction and March 31, 2022 for the MH Merger, which represent the Company’s current expectation as to closing dates. The Amendment also provides that the Disposition Payments with respect to the AA Transaction and the MH Merger will be paid concurrently with the relevant transaction closing, and that the Company’s Management Services Agreement with the Manager will terminate concurrent with the closing of the MH Merger and payment of all amounts payable to the Manager under the Disposition Agreement.

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
13. Related Party Transactions - (continued)

The unpaid portion of the base management fees and performance fees, if any, at the end of each reporting period is included in Due to Manager-related party in the consolidated condensed balance sheets. The following table shows the Manager's reinvestment of its base management fees and performance fees, if any, in shares:

Period	Base Management Fee Amount ($ in thousands)	Performance Fee Amount ($ in thousands)	Shares Issued
2021 Activities:
Second quarter 2021	$7,551	$—	214,040	(1)
First quarter 2021	5,552	—	176,296

2020 Activities:
Fourth quarter 2020	$4,903	$—	162,791
Third quarter 2020	4,980	—	172,976
Second quarter 2020	3,824	—	146,452
First quarter 2020	7,356	—	181,617
___________
(1)The Manager elected to reinvest all monthly base management fees for the quarter ended June 30, 2021 in new primary shares. The Company issued 214,040 shares for the quarter ended June 30, 2021, including 71,638 shares that were issued in July 2021 for the June 2021 monthly base management fee.
The Manager is not entitled to any other compensation and all costs incurred by the Manager, including compensation of seconded staff, are paid by the Manager out of its base management fee. However, the Company is responsible for other direct costs including, but not limited to, expenses incurred in the administration or management of the Company and its subsidiaries, income taxes, audit and legal fees, acquisitions and dispositions, and its compliance with applicable laws and regulations. During six months ended June 30, 2021, the Manager charged the Company $1,000 for the reimbursement of out-of-pocket expenses compared with $16,000 and $304,000 for the quarter and six months ended June 30, 2020, respectively. The unpaid portion of the out-of-pocket expenses at the end of the reporting period is included in Due to Manager-related party in the consolidated condensed balance sheets. During the six months ended June 30, 2021, the Company paid $30,000 in legal fees previously incurred for the Manager related to Shareholder Litigation. For additional information, see Note 14, "Legal Proceedings and Contingencies", for further discussions.
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
Advisory Services
The Macquarie Group, and wholly-owned subsidiaries within the Macquarie Group, including Macquarie Bank Limited (MBL) and Macquarie Capital (USA) Inc. (MCUSA) have provided various advisory and other services and incurred expenses in connection with the Company’s equity raising activities, acquisitions, and debt structuring for the Company and its businesses. Underwriting fees are recorded in stockholders’ equity as a direct cost of equity offerings. Advisory fees and out-of-pocket expenses relating to acquisitions are expensed as incurred. Debt arranging fees are generally capitalized and amortized over the term of the credit facility.
Long-Term Debt
The Company had a $600.0 million senior secured revolving credit facility at the holding company level where Macquarie Capital Funding LLC had a $40.0 million commitment. On January 19, 2021, all commitments on the senior secured revolving credit facility were terminated in accordance with the terms of that agreement. For the six months ended June 30, 2021, the Company incurred interest expense of $8,000, related to Macquarie Capital Funding LLC’s portion of the MIC senior secured revolving credit facility, compared with $274,000 and $361,000 for the quarter and six months ended June 30, 2020, respectively. All outstanding balances were repaid as of December 31, 2020.

MACQUARIE INFRASTRUCTURE CORPORATION
NOTES TO CONSOLIDATED CONDENSED FINANCIAL STATEMENTS
(Unaudited)
13. Related Party Transactions - (continued)

Other Related Party Transactions
For the six months ended June 30, 2020, the Company incurred $25,000 for advisory services from a former Board member.
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

15. Subsequent Events
Special Meeting of Shareholders
On July 28, 2021, the Board set August 23, 2021 as the record date for a Special Meeting of Shareholders to be held on September 21, 2021. At the meeting, shareholders of record will be asked to separately approve the AA Transaction and the MH Merger. If approved, MIC expects the AA Transaction to close at the end of the third quarter of 2021 and the MH Merger to conclude in the first half of 2022. Upon the closing of the MH Merger, the Company will no longer be a publicly traded entity.

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
Risks Related to the Reorganization, AA Transaction, and the MH Merger
If the Reorganization is consummated, the benefits expected to be obtained may not be achieved if we do not successfully complete the AA Transaction and the MH Merger.
If the Reorganization is consummated, the benefits expected to be obtained from the Reorganization may not be achieved if we do not complete the AA Transaction and the MH Merger. Consummation of the Reorganization is a condition to the completion of both the AA Transaction and the MH Merger. If the Reorganization is consummated, and thereafter we do not consummate the AA Transaction and the MH Merger, or one or more alternative strategic transactions, or if any such transactions are significantly delayed, we may not realize the anticipated benefits of the Reorganization, in which case we will have incurred time and expenses, including the diversion of management’s attention, in relation to the Reorganization, without receiving the benefit thereof.
After completion of the AA Transaction, the size of our Company may be sub-scale, we will have substantially fewer assets, we may be more susceptible to adverse events, and we may not be able to use the proceeds from the AA Transaction as intended.
The AA Transaction is not conditioned upon completion of the MH Merger. In addition, if shareholder approval is obtained, the MH Merger is expected to close several months following the closing of the AA Transaction after receipt of required regulatory approvals. If the AA Transaction is completed, until the completion of the MH Merger, or if the MH Merger is not completed, the size of our Company may be sub-scale for a public company owner of a part regulated utility/part propane distribution business, and we may have limited access to financing through the capital markets due to our size. We will have divested the AA Business and we will be subject to concentration of the risks that affect our remaining MIC Hawaii business. After completion of the AA Transaction, we will have substantially fewer assets and may experience significant decreases in earnings and cash flow and increases in operating costs or other expenses. Following the AA Transaction, we will continue to be a public company with ongoing costs associated with public company operations, which will be a greater percentage of our revenues, and we will be unlikely to recover all of those expenses from rate payers of our regulated utility, Hawaii Gas. The market price of our common stock may significantly decrease, and our common stock may be more susceptible to market fluctuations. In addition, if there are significant adverse changes in our business prospects, the industries in which we operate, or in market and economic conditions generally, we may not be able to use the proceeds from the AA Transaction as currently intended, because the proceeds may be required for operations or other needs at MIC Hawaii that we do not currently anticipate.
The AA Transaction and MH Merger are contingent on a number of conditions, and may not be completed on the timeline currently contemplated or at all.
The consummation of each of the AA Transaction and the MH Merger is subject to various conditions, including, among others, receipt of shareholder approval, receipt of regulatory approvals, and completion of the Reorganization. If either the AA Transaction or the MH Merger is not completed for any reason, the price of our common stock may decline, and our business, financial condition and results of operations may be impacted, including: to the extent that the market price of our common stock reflects positive market assumptions that the transactions will be completed and the related benefits will be realized; based on the significant expenses, such as legal and financial advisory services, which generally must be paid regardless of whether the transactions are completed; and due to the risk that we may be unable to enter into alternative transactions for the sale of our businesses on terms as favorable as the AA Transaction and the MH Merger or at all. We may receive a termination fee under certain circumstances, but such fees may not adequately compensate us for our losses if either or both of the transactions are not completed. In addition, we may be required to pay a termination fee to the purchaser if the AA Transaction agreement or MH Merger agreement, respectively, is terminated under certain circumstances.

While the AA Transaction and the MH Merger are pending, the Company will be subject to risks and uncertainties and contractual restrictions that could disrupt our businesses or negatively impact our stock price.
The announcement and pendency of the AA Transaction and the MH Merger could cause disruptions and create uncertainty surrounding our businesses and affect our businesses’ relationships with customers, suppliers and business partners. These uncertainties could cause customers, suppliers and others that deal with us and/or our businesses to seek to change existing business relationships. In addition, employee retention could be negatively impacted during the pendency of the sales. Pending completion of the transactions, the attention of our management may be focused on the transactions and related matters, and diverted from other opportunities that might benefit us. In addition, pursuant to the AA Transaction agreement and the MH Merger agreement, prior to closing we have agreed to conduct the Atlantic Aviation business and the MIC Hawaii business in the ordinary course and not to undertake certain actions without the written consent of the applicable purchaser. These restrictions could prevent us from pursuing certain beneficial business opportunities. All of these uncertainties could adversely affect our business, financial condition and results of operations, and could negatively impact the market price of our common stock.
Non-U.S. holders of MIH common units may be subject to U.S. federal income tax and U.S. withholding tax upon the Hawaii distribution and AA Transaction.
In general, under the Foreign Investment in Real Property Tax Act of 1980 (FIRPTA) provisions of the United States Internal Revenue Code of 1986, as amended, non-U.S. persons are subject to U.S. federal income tax in the same manner as U.S. persons on any gain realized on the disposition of an interest, other than an interest solely as a creditor, in U.S. real property. An interest in U.S. real property includes stock in a U.S. corporation (except for certain stock of publicly traded U.S. corporations) if, with respect to a non-U.S. holder, interests in U.S. real property constituted 50% or more by value of the sum of the corporation’s assets used in a trade or business, its U.S. real property interests and its interests in real property located outside the United States at any point in time during the shorter of the period during which such non-U.S. holder held such stock or the 5-year period ending on the date of the disposition of such interest (a USRPHC).
While it is not free from doubt, we do not expect that MIC will be treated as a USRPHC for U.S. federal income tax purposes as of either the date of the Hawaii distribution or the date of the AA Transaction completion. However, if MIC were treated as a USRPHC as of the date of the Hawaii distribution, then the Hawaii distribution could have certain negative tax consequences for non-U.S. holders of MIH common units, including causing such non-U.S. holders to be subject to U.S. federal income tax and related withholding under the FIRPTA provisions of the Code on any gain allocable to such holder with respect to the Hawaii distribution. Similarly, if MIC were treated as a USRPHC as of the date of the AA Transaction completion, then the AA Transaction could have certain negative tax consequences for non-U.S. holders of MIH common units, including causing such non-U.S. holders to be subject to U.S. federal income tax and related withholding under the FIRPTA provisions of the Code on any gain realized by MIH on the AA Transaction.
Additionally, in certain cases, non-U.S. holders may be subject to withholding tax at a 30% rate (or lower rate if reduced by an applicable tax treaty) on their allocable share of income, including income generated from the Hawaii distribution, whether or not cash or other property representing these distributive shares are distributed. Any such amounts required to be withheld in respect of a non-U.S. holder will be applied to reduce the amount of the cash distribution of AA Transaction sale proceeds (or any other distributions) to such non-U.S. holder.
If you are a non-U.S. holder, you are urged to consult your own tax advisors with regard to the U.S. federal income tax consequences to you (as well as the effects of state, local and non-U.S. tax laws) resulting from the AA Transaction and the Hawaii distribution.
Non-U.S. holders of MIH common units may be subject to U.S. federal income tax and U.S. withholding tax upon their participation in the MH Merger.
It is unclear if MIC Hawaii will be treated as a USRPHC for U.S. federal income tax purposes as of the date of the MH Merger. If MIC Hawaii were treated as a USRPHC as of such date, the MH Merger could have certain negative tax consequences for non-U.S. holders of MIH common units, including causing such non-U.S. holders to be subject to U.S. federal income tax and related withholding under the FIRPTA provisions of the Code on any gain realized by such holder on the MH Merger.
If you are a non-U.S. holder, you are urged to consult your own tax advisors with regard to the U.S. federal income tax consequences to you (as well as the effects of state, local and non-U.S. tax laws) resulting from participation in the MH Merger.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults Upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not Applicable.
Item 5. Other Information
None.
Item 6. Exhibits
An exhibit index has been filed as part of this Report on page E-1 and is incorporated herein by reference.

EXHIBIT INDEX

Number	Description
2.1
Purchase Agreement dated June 7, 2021 by and among KKR Apple Bidco, LLC, Macquarie Infrastructure Corporation, Macquarie Infrastructure Holdings, LLC and, solely for specified provisions, MIC Hawaii Holdings, LLC (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 7, 2021).

2.2
Merger Agreement dated June 14, 2021 by and among AMF Hawaii Holdings, LLC, AMF Hawaii Merger Sub, LLC, Macquarie Infrastructure Corporation and Macquarie Infrastructure Holdings, LLC (incorporated by reference to Exhibit 2.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 15, 2021).

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

10.1
Amendment to Disposition Agreement, dated June 14, 2021, by and among Macquarie Infrastructure Corporation, MIC Ohana Corporation, Macquarie Infrastructure Holdings, LLC and Macquarie Infrastructure Management (USA) Inc. (incorporated by reference to Exhibit 10.1 of the Registrant’s Current Report on Form 8-K filed with the SEC on June 15, 2021).

10.2†
Amendment No. 3, dated as of April 7, 2021, to the Amended and Restated Credit Agreement, dated as of February 10, 2016, as amended, among The Gas Company, LLC, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.1 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed with the SEC on May 4, 2021).

10.3†
Amendment No. 3, dated as of April 7, 2021, to the Amended and Restated Credit Agreement, dated as of February 10, 2016, as amended, among HGC Holdings LLC, Wells Fargo Bank, National Association, as administrative agent, and the lenders party thereto (incorporated by reference to Exhibit 10.2 of the Registrant's Quarterly Report on Form 10-Q for the quarter ended March 31, 2021, filed with the SEC on May 4, 2021).

31.1*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Executive Officer
31.2*	Rule 13a-14(a)/15d-14(a) Certification of the Chief Financial Officer
32.1**	Section 1350 Certification of Chief Executive Officer
32.2**	Section 1350 Certification of Chief Financial Officer
101.INS	XBRL Instance Document - the instance document does not appear in the Interactive Data File because its XBRL tags are embedded within the Inline XBRL document
101.SCH	XBRL Taxonomy Extension Schema Document
101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document
101.DEF	XBRL Taxonomy Extension Definition Linkbase Document
101.LAB	XBRL Taxonomy Extension Label Linkbase Document
101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document
104	The cover page from the Registrant's Quarterly Report on Form 10-Q for the quarter ended June 30, 2021, formatted in XBRL and contained in Exhibit 101.
___________
*    Filed herewith.
**    Furnished herewith.
†    The Registrant does not deem this agreement material pursuant to Regulation S-K Item 601(b)(10).

E-1

SIGNATURES
Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MACQUARIE INFRASTRUCTURE CORPORATION (Registrant)

Dated: August 3, 2021	By:	/s/ Christopher Frost
Name: Christopher Frost
Title: Chief Executive Officer

Dated: August 3, 2021	By:	/s/ Nick O'Neil
Name: Nick O'Neil
Title: Chief Financial Officer